Form 10-Q
period 2013-03-31
MODEL N, INC.
filed 2013-05-10
CIK 1118417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35840

Model N, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0528806
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1800 Bridge Parkway Redwood City, California	94065
(Address of Principal Executive Offices)	(Zip Code)

(650) 610-4600

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2013, the registrant had 22,812,805 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MODEL N, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	As of March 31,	As of September 30,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$109,024	$15,768
Short-term investments	63	—
Accounts receivable (net of allowance for doubtful accounts of $98 and $55 at March 31, 2013 and September 30, 2012, respectively)	15,101	12,468
Deferred cost of implementation services, current portion	1,116	1,077
Prepaid expenses	1,621	2,246
Other current assets	327	552

Total current assets	127,252	32,111
Property and equipment, net	5,966	4,590
Goodwill	1,509	1,509
Intangible assets, net	1,083	1,248
Other assets	711	1,140

Total assets	$136,521	$40,598

Liabilities, Convertible Preferred Stock And Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$539	$196
Accrued employee compensation	8,045	7,650
Accrued liabilities	4,670	4,432
Deferred revenue, current portion	28,118	29,362
Capital lease obligations, current portion	519	555
Loan obligations, current portion	2,500	2,500

Total current liabilities	44,391	44,695
Deferred revenue, net of current portion	2,398	2,289
Capital lease obligations, net of current portion	87	349
Loan obligations, net of current portion	1,397	2,627
Other long-term liabilities	688	1,125

Total liabilities	48,961	51,085

Commitments and contingencies
Convertible Preferred Stock:
Convertible preferred stock, $0.00005 par value; no shares and 20,571 shares authorized, no shares and 20,103 shares issued and outstanding as of March 31, 2013 and September 30, 2012, respectively	—	41,776

Stockholders’ Equity (Deficit):
Common Stock, $0.00015 par value; 200,000 and 100,000 shares authorized as of March 31, 2013 and September 30, 2012; 22,782 and 8,131 shares issued and outstanding as of March 31, 2013 and September 30, 2012, respectively	3	1
Preferred Stock, $0.00015 par value; 5,000 shares authorized, no shares issued and outstanding as of March 31, 2013	—	—
Additional paid-in capital	152,099	9,045
Accumulated other comprehensive loss	(144)	(120)
Accumulated deficit	(64,398)	(61,189)

Total stockholders’ equity (deficit)	87,560	(52,263)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$136,521	$40,598

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Revenues:
License and implementation	$14,481	$11,659	$26,943	$23,024
SaaS and maintenance	10,078	8,581	19,957	15,273

Total revenues	24,559	20,240	46,900	38,297

Cost of Revenues:
License and implementation	6,800	5,515	12,360	10,543
SaaS and maintenance	4,781	5,168	9,304	7,664

Total cost of revenues	11,581	10,683	21,664	18,207

Gross profit	12,978	9,557	25,236	20,090

Operating Expenses:
Research and development	4,483	4,817	8,602	8,990
Sales and marketing	5,770	5,705	11,106	9,686
General and administrative	3,758	2,773	7,635	5,166

Total operating expenses	14,011	13,295	27,343	23,842

Loss from operations	(1,033)	(3,738)	(2,107)	(3,752)
Interest expense, net	115	170	241	354
Other expense, net	660	179	712	585

Loss before income taxes	(1,808)	(4,087)	(3,060)	(4,691)
Provision for income taxes	88	68	149	139

Net loss	$(1,896)	$(4,155)	$(3,209)	$(4,830)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.19)	$(0.54)	$(0.35)	$(0.63)

Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	10,137	7,731	9,071	7,677

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net loss	$(1,896)	$(4,155)	$(3,209)	$(4,830)
Foreign currency translation gain (loss), net of taxes	(42)	37	(24)	25

Total comprehensive loss	$(1,938)	$(4,118)	$(3,233)	$(4,805)

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(3,209)	$(4,830)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	937	704
Amortization of intangible assets	165	68
Stock-based compensation	1,499	1,594
Amortization of debt discount	20	21
Changes in fair value of preferred stock warrant liability	671	443
Provision for doubtful accounts	9	(10)
Deferred income taxes	59	63
Changes in assets and liabilities
Accounts receivable	(2,732)	1,967
Prepaid expenses and other current assets	(1,491)	(159)
Deferred cost of implementation services	290	(298)
Accounts payable	307	1,593
Accrued employee compensation	424	1,655
Other accrued and long-term liabilities	1,579	601
Deferred revenue	(1,045)	2,177

Net cash provided by (used in) operating activities	(2,517)	5,589

Cash Flows From Investing Activities
Purchases of property and equipment	(472)	(767)
Capitalization of software development costs	(1,722)	—
Purchase of short-term investments	(63)	—
Acquisition of a business	—	(3,000)

Net cash used in investing activities	(2,257)	(3,767)

Cash Flows From Financing Activities
Proceeds from initial public offering, net of underwriting discounts and commissions of $7.6 million	101,064	—
Proceeds from issuance of common stock upon exercise of stock options	513	115
Payments for deferred offering costs	(1,976)	—
Principal payments on capital lease obligations	(298)	(241)
Principal payments on loan	(1,250)	(1,042)

Net cash provided by (used in) financing activities	98,053	(1,168)

Effect of exchange rate changes on cash and cash equivalents	(23)	(15)
Net increase in cash and cash equivalents	93,256	639
Cash and cash equivalents
Beginning of the period	15,768	18,420

End of the period	$109,024	$19,059

Noncash Financing Activities:
Acquisition of property and equipment under capital leases	$—	$95
Issuance of convertible preferred stock warrant in connection with loan financing	—	160
Deferred offering costs not yet paid	1,058	—
Conversion of convertible preferred stock to common stock	41,776	—
Conversion of preferred stock warrant to common stock warrant	1,419	—

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	The Company and Significant Accounting Policies and Estimates

Model N, Inc. (Company) was incorporated in Delaware on December 14, 1999. The Company is a provider of revenue management solutions for the life science and technology industries. The Company’s solutions enable its customers to maximize revenues and reduce revenue compliance risk by transforming their revenue life cycle from a series of tactical, disjointed operations into a strategic end-to-end process, which enables them to manage the strategy and execution of pricing, contracting, incentives and rebates. The Company’s corporate headquarters are located in Redwood City, California, with additional offices in the United States, India, the United Kingdom and Switzerland.

Fiscal Year

The Company’s fiscal year ends on September 30. References to fiscal 2013, for example, refer to the fiscal year ending September 30, 2013.

Initial Public Offering

On March 25, 2013, the Company closed its initial public offering (IPO) whereby 7,751,000 shares of common stock were sold to the public (inclusive of 1,011,000 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters and 740,000 shares of common stock sold by a selling stockholder). The aggregate net proceeds received by the Company from the offering were $101.1 million, net of underwriting discounts and commissions. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 7,249,987 shares of common stock, and outstanding warrants to purchase convertible preferred stock automatically converted into warrants to purchase 86,855 shares of common stock.

Basis for Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of September 30, 2012 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the prospectus filed with the SEC on March 20, 2013 pursuant to Rule 424(b) under the Securities Act of 1933 (Prospectus). There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended September 30, 2012 included in the Prospectus filed with the SEC.

In the opinion of management, all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet as of March 31, 2013; the results of operations for the three and six months ended March 31, 2013 and 2012; the condensed consolidated statements of comprehensive loss for the three and six months ended March 31, 2013; and 2012 and the condensed consolidated statements of cash flows for the six months ended March 31, 2013 and 2012; have been made. The results of operations for the three and six months ended March 31, 2013 are not necessarily indicative of the operating results for the full fiscal year 2013 or any future periods.

The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include revenue recognition, legal contingencies, income taxes, stock-based compensation, valuation of intangibles, valuation of common stock and valuation of the convertible preferred stock warrant. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.

Revenue Recognition

Revenues are comprised of license and implementation revenues and SaaS and maintenance revenues.

License and Implementation

License and implementation revenues include revenues from the sale of perpetual software licenses for the Company’s solutions and related implementation services. Based on the nature and scope of the implementation services, the Company has concluded that generally the implementation services are essential to its customers’ usability of its on-premise solutions, and therefore, the Company recognizes revenues from the sale of software licenses for its on-premise solutions and related implementation services on a percentage-of-completion basis over the expected implementation period. The Company estimates the length of this period based on a number of factors, including the number of licensed applications and the scope and complexity of the customer’s deployment requirements. The percentage-of-completion computation is measured by the hours expended on the implementation of the Company’s software solutions during the reporting period as a percentage of the total hours estimated to be necessary to complete the implementation of the Company’s software solutions.

SaaS and Maintenance

SaaS and maintenance revenues primarily include subscription and related implementation fees from customers accessing the Company’s cloud-based solutions and revenues associated with maintenance and support contracts from customers using on-premise solutions. Also included in SaaS and maintenance revenues are other revenues, including revenues related to application support, training and customer-reimbursed expenses.

SaaS arrangements include multiple elements, comprised of subscription fees and related implementation services. In SaaS arrangements where implementation services are complex and do not have a stand-alone value to the customers, the Company considers the entire arrangement consideration, including subscription fees and related implementation services, as a single unit of accounting in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Accounting Standards Codification (ASC) Topic 605)—Multiple-Deliverable Revenue Arrangements. In such arrangements, the Company recognizes SaaS revenues ratably beginning the day the customer is provided access to the subscription service through the longer of the initial contractual period or term of the expected customer relationship.

In SaaS arrangements where subscription fees and implementation services have a standalone value, the Company allocates revenue to each element in the arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (VSOE), if available, third party evidence (TPE), if VSOE is not available, or best estimated selling price (BESP), if neither VSOE nor TPE is available. As the Company has been unable to establish VSOE or TPE for the elements of its arrangements, the Company establishes the BESP for each element by considering company-specific factors such as existing pricing and discounting. The consideration allocated to subscription fees is recognized as revenue ratably over the contract period. The consideration allocated to implementation services is recognized as revenue as services are performed. The total arrangement fee for a multiple element arrangement is allocated based on the relative BESP of each element.

Maintenance and support revenues include post-contract customer support and the right to unspecified software updates and enhancements on a when and if available basis. Application support revenues include post-contract customer support for our software solutions including support for any customer-specific configurations. Maintenance and support revenues, and application support revenues are recognized ratably over the period in which the services are provided. The revenues from training and customer-reimbursed expenses are recognized as the Company delivers these services.

Revenue Recognition

The Company commences revenue recognition when all of the following conditions are satisfied: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenues the Company reports.

For multiple software element arrangements, the Company allocates the sales price among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on their vendor-specific objective evidence (VSOE) of fair value. VSOE is the price charged when an element is sold separately or a price set by management with the relevant authority. The Company has established VSOE for maintenance and support, application support and training.

The Company does not offer any contractual rights of return, rebates or price protection. The Company’s implementation projects generally have a term ranging from one to three years and may be terminated by the customer at any time. Should a loss be anticipated on a contract the full amount of the loss is recorded when the loss is determinable. The Company updates its estimates regarding the completion of implementations based on changes to the expected contract value and revisions to its estimates of time required to complete each implementation project. Amounts that may be payable to customers to settle customer disputes are recorded as a reduction in revenues or reclassified from deferred revenue to customer payables in other accrued liabilities.

Recent Accounting Pronouncements

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Prospectus, except for the following:

In March 2013, the FASB issued ASU No. 2013-05 - Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This update will be effective for fiscal periods beginning after December 15, 2012. The Company does not expect the adoption of this update will have a material impact on its consolidated financial statements, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

In February 2013, the FASB issued ASU No. 2013-02 - Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income to improve the reporting of reclassifications out of accumulated other comprehensive income. This update requires the effect of significant reclassifications out of accumulated other comprehensive income be shown by component only if the amount reclassified is required to be reclassified to net income under U.S. GAAP. If the reclassification to net income is not required under U.S. GAAP, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This update will be effective for fiscal periods beginning after December 15, 2012. The Company does not expect the adoption of this update will have a material impact on its consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04 - Technical Corrections and Improvements. The amendments in this ASU cover a wide range of topics in the ASC. These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The Company does not expect this to have a material impact on its consolidated financial statements.

2.	Fair Value of Financial Instruments

The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable, certain accrued liabilities and a stock warrant for convertible preferred stock of the Company. The Company regularly reviews its financial instruments portfolio to identify and evaluate such instruments that have indications of possible impairment. When there is no readily available market data, fair value estimates are made by the Company, which involves some level of management estimation and judgment and may not necessarily represent the amounts that could be realized in a current or future sale of these assets.

Based on borrowing rates currently available to the Company for financing obligations with similar terms and considering the Company’s credit risks, the carrying value of the financing obligation approximates fair value.

Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The current accounting guidance for fair value instruments defines a three-level valuation hierarchy for disclosures as follows:

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2—Input other than quoted prices included in Level 1 that are observable, unadjusted quoted prices in markets that are not active, or other inputs for similar assets and liabilities that are observable or can be corroborated by observable market data; and

Level 3—Unobservable inputs that are supported by little or no market activity, which require the Company to develop its own models and involves some level of management estimation and judgment.

The Company’s Level 1 assets consist of money market fund securities and certificates of deposit. These instruments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

The Company’s Level 3 liabilities consist of a convertible preferred stock warrant (prior to the closing of the IPO on March 25, 2013) and contingent consideration payable in connection with a business acquisition. Contingent consideration payable in connection with a business acquisition is valued using a probability weighted expected payout model to determine the expected payout to calculate the fair value. The key assumptions in applying the approach are the internal forecasted sales and contributions for the acquired business, the probability of achieving the milestone and an appropriate discount rate.

The table below sets forth the Company’s cash equivalents, short-term investments and liabilities as of March 31, 2013 and September 30, 2012, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of March 31, 2013:
Assets:
Cash equivalents:
Money market funds	$5,392	$—	$—	$5,392
Short-term investments:
Certificates of Deposit	$63	$—	$—	$63

As of September 30, 2012:
Assets:
Cash equivalents:
Money market funds	$14,387	$—	$—	$14,387

Liabilities:
Contingent consideration in connection with a business acquisition	$—	$—	$345	$345
Convertible preferred stock warrant	$—	$—	$748	$748

The company performed the final re-measurement of the convertible preferred stock warrant at the closing date of its IPO on March 25, 2013, and reclassified the warrant from other long-term liabilities to additional paid-in capital.

The Company decreased the balance of contingent consideration payable in connection with a business acquisition as of September 30, 2012 to zero and accordingly recognized a credit of $0.3 million for the six months ended March 31, 2013 because the probability of achieving the milestone was considered remote.

Cash equivalents in the above table exclude $103.6 million and $1.4 million held in cash by the Company in its bank accounts as of March 31, 2013 and September 30, 2012, respectively.

There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the six months ended March 31, 2013.

3.	Convertible Preferred Stock

Upon the closing of the IPO, all outstanding shares of convertible preferred stock were converted into shares of common stock. Warrants to purchase convertible preferred stock were converted into warrants to purchase common stock.

Convertible Preferred Stock Warrant

On October 19, 2010, in connection with a loan agreement, the Company issued a warrant to purchase 86,655 shares of Company’s Series C Preferred Stock at an exercise price of $3.462 per share. The warrant is exercisable in whole or in part at any time on or before the expiration date of the 10-year anniversary from the issuance date. Upon the closing of the IPO, this warrant became exercisable for the same number of shares of common stock at the same exercise price per share.

Prior to the closing of the IPO, the Company re-measured the fair value of the preferred stock warrants at each balance sheet date. The fair value of the outstanding warrant was classified within non-current liabilities on the consolidated balance sheets, and any changes in fair value are recognized as a component of other income (expenses), net in the consolidated statements of operations.

Upon the closing of the IPO, the warrant was reclassified from liability to equity and the Company will no longer record any mark-to-market changes in the fair value of the warrant. The Company performed the final re-measurement of the warrant on March 25, 2013, the closing date of the IPO and recorded an expense of $0.7 million arising from the revaluation during the three months ended March 31, 2013.

The fair value of the outstanding warrants was determined using the Black-Scholes-Merton option-pricing model. The fair value of the warrant was estimated using the following assumptions for the periods presented below.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Risk-free interest rate	0.60%	0.98%	0.92%	1.08%
Dividend yield	—	—	—	—
Volatility	43%	55%	45%	48%
Expected term (in years)	4.03	8.55	5.92	8.68

The change in the fair value of the convertible preferred stock warrant liability during the periods presented was summarized below.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(in thousands)
Opening balance	$734	$719	$748	$403
Increase in fair value	685	127	671	443
Reclassification of warrant to additional paid-in capital	(1,419)	—	(1,419)	—

Closing balance	$—	$846	$—	$846

4.	Stock-based Compensation

The Company’s Board adopted the 2013 Equity Incentive Plan (2013 Plan) in February 2013 and the stockholders approved the 2013 Plan in March 2013. The 2013 Plan became effective on March 18, 2013, which was the date prior to the effectiveness of our registration statement on Form S-1 and will terminate in February 2023. The 2013 Plan serves as the successor equity compensation plan to the 2010 Equity Incentive Plan (2010 Plan). The 2013 Plan was approved with a reserve of 2.5 million shares of the Company’s common stock for issuance under various terms provided for in the 2013 Plan, which number will also include (a) any shares of our common stock issued under our 2000 and 2010 Plan that are forfeited or repurchased by the Company at the original purchase price or used to pay the exercise price or withholding obligations related to any award and (b) any shares issuable upon exercise of options granted under our 2000 and 2010 Plan that expire without having been exercised in full. Additionally, the 2013 Plan provides for automatic increases in the number of shares available for issuance under it on October 1 of each four calendar years during the term of the 2013 Plan by the lesser of 5% of the number of shares of common stock issued and outstanding on each September 30 immediately prior to the date of increase or the number determined by our board of directors. No further grants will be made under the 2010 Plan, and the balances under the 2010 Plan will transfer to the 2013 Plan. The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, RSUs and stock bonuses.

On June 15, 2010, the Company’s Board adopted the 2010 Plan under which employees, directors, and other eligible participants of the Company or any subsidiary of the Company may be granted incentive stock options, nonstatutory stock options and all other types of awards to purchase shares of the Company’s common stock. The total number of shares reserved and available for grant and issuance pursuant to this 2010 Plan consists of (a) any authorized shares not issued or subject to outstanding grants under the 2000 Plan on the adoption date, (b) shares that are subject to issuance upon exercise of options granted under the Plan but cease to exist for any reason other than exercise of such options; and (c) shares that were issued under the Plan which are repurchased by the Company at the original issue price or forfeited. The exercise price of the options shall not be less than the estimated fair value of the underlying shares of the common stock on the grant date. The fair value per share of the common stock is determined based on the factors such as the valuation studies, market conditions, industry trends, the Company’s plans and projections. All shares of the Company’s common stock reserved but not ultimately issued or subject to awards that have expired or otherwise terminated under this 2010 Plan without having been exercised in full are reserved for issuance under our 2013 Plan. Shares of restricted common stock that are unvested may be repurchased by the Company and returned to the 2010 Plan. Options generally vest over four years and expire ten years from the date of grant.

The Board adopted the 2000 Stock Plan (2000 Plan) under which employees, directors and other eligible participants may be granted incentive stock options or nonstatutory stock options to purchase shares of the Company’s common stock. Stock purchase rights may also be granted under the 2000 Plan. The exercise price of the stock options shall not be less than the estimated fair value of the underlying shares of the common stock on the grant date. The fair value per share of the common stock is determined based on the factors such as the valuation studies, market conditions, industry trends, the company’s plans and projections. All shares of the Company’s common stock reserved but not ultimately issued or subject to awards that have expired or otherwise terminated under this 2000 Plan without having been exercised in full are reserved for issuance under our 2013 Plan. Shares of restricted common stock that are unvested may be repurchased by the Company and returned to the 2000 Plan. Options generally vest over four years and expire ten years from the date of grant.

Stock-based compensation was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Cost of services:
License and implementation	$90	$69	$130	$146
SaaS and maintenance	114	368	188	392
Research and development	98	73	152	170
Sales and marketing	454	529	713	774
General and administrative	186	47	316	112

Total stock-based compensation expenses	$942	$1,086	$1,499	$1,594

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Stock options	$509	$208	$902	$716
Restricted stock awards	177	878	353	878
Restricted stock units	223	—	223	—
Employee Stock Purchase Plan (ESPP)	62	—	62	—

Total stock-based compensation	971	1,086	1,540	1,594
Less: Capitalized stock options	(29)	—	(41)	—

Total stock-based compensation expenses	$942	$1,086	$1,499	$1,594

The following table summarizes the stock option, RSU and restricted stock awards activities during the six months ended March 31, 2013:

		Outstanding Awards
	Shares Available for Grant	Number of Options	Weighted Average Exercise Price	Number of Restricted Stock Units	Number of Restricted Stock Awards
	(in thousands, except exercise price)
Balance at September 30, 2012	982	4,559	$4.34	20	—
Increase in shares reserved	2,761
Granted	(1,195)	235	13.50	960	—
Exercised/released	—	(392)	1.31	—	—
Forfeited	139	(133)	7.86	(4)	(2)
Canceled	—	—	—	—	2
Expired	33	(33)	2.93	—	—

Balance at March 31, 2013	2,720	4,236	$5.02	976	—

Employee Stock Purchase Plan

The 2013 Employee Stock Purchase Plan (ESPP) became effective on March 19, 2013, which is the date of effectiveness of our registration statement on Form S-1. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value, as defined in the ESPP, subject to any plan limitations. Except for the initial offering period, the ESPP provides for six-month offering periods, starting on February 20 and August 20 of each year. The initial offering period began on March 19, 2013 and will end on February 19, 2014.

Restricted Stock Awards Issued to Certain Employees in Connection with the LeapFrogRx Acquisition

In January 2012, the Company issued 200,000 shares of common stock to certain employees of LeapFrogRx, Inc. (LeapFrogRx) in connection with the acquisition of LeapFrogRx. Of these shares, 64,445 and 133,333 shares were subject to repurchase as of March 31, 2013 and September 30, 2012, respectively.

Valuation Assumptions

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the period presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Risk-free interest rate	1.05%	0.98%	1.05%	1.07%
Dividend yield	—	—	—	—
Volatility	50%	55%	50%	46%
Expected term (in years)	6.08	6.08	6.08	5.95

The expected terms of options granted were calculated using the simplified method, determined as the average of the contractual term and the vesting period. Estimated volatility is derived from the historical closing prices of common shares of similar entities whose share prices are publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. We use historical data to estimate the number of future stock option forfeitures.

The following table presents the weighted-average assumptions used to estimate the fair value of the ESPP during the period presented:

Three Months Ended March 31, 2013
Risk-free interest rate	0.15%
Dividend yield	—
Volatility	36%
Expected term (in years)	0.92

5.	Income Taxes

The Company recorded an income tax provision of $88,000, $68,000, $149,000 and $139,000 for the three months ended March 31, 2013 and 2012 and the six months ended March 31, 2013 and 2012, respectively, representing effective income tax rates of (5)%, (2)%, (5)% and (3)%, respectively. The Company’s effective income tax rate during these periods differs from the Company’s federal statutory rate of 34% primarily due to permanent differences for stock-based compensation and the impact of state income taxes, foreign tax rate differences and the change of valuation allowance.

6.	Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders under the two-class method during the period presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
Net loss attributable to common stockholders:
Numerator:
Basic:
Net loss	$(1,896)	$(4,155)	$(3,209)	$(4,830)
Non-cumulative dividends to preferred stockholders	—	—	—	—
Undistributed earnings allocated to preferred stockholders	—	—	—	—

Net loss attributable to common stockholders, basic	(1,896)	(4,155)	(3,209)	(4,830)

Diluted:
Adjustments to net loss for dilutive securities	—	—	—	—

Net loss attributable to common stockholders, diluted	$(1,896)	$(4,155)	$(3,209)	$(4,830)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	10,137,346	7,730,611	9,071,191	7,676,515

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.19)	$(0.54)	$(0.35)	$(0.63)

7.	Geographic Information

The Company has one operating segment with one business activity, developing and monetizing revenue management solutions.

Revenues from External Customers

Revenues from customers outside the United States were less than 10% of total revenues for both the three months and six months ended March 31, 2013. Revenues from customers outside the United States were less than 10% and 11% of total revenues for the three months and six months ended March 31, 2012, respectively.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region:

	As of March 31, 2013	As of September 30, 2012
	(in thousands)
United States	$4,845	$3,335
Other	1,121	1,255

Total property and equipment, net	$5,966	$4,590

8.	Acquisition

On January 18, 2012, the Company acquired certain assets of LeapFrogRx, a privately held cloud-based analytics solution provider for the pharmaceutical industry. The Company paid total purchase consideration of $3.0 million in cash.

The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The purchase accounting allocation resulted in intangible assets of $1.5 million and goodwill of $1.2 million. Intangible assets acquired included developed technology, backlog, non-competition agreements and customer relationships, and are being amortized on a straight-line basis over their estimated useful lives of 3 to 5 years. The key factors attributable to the creation of goodwill by the transaction are synergies in skill-sets, operations, customer base and organizational cultures.

The allocation of the purchase price was as follows:

Amount
(in thousands)
Tangible assets	$685
Intangible assets:
Developed technology	1,124
Backlog	100
Non-competition agreements	100
Customer relationships	158
Liabilities assumed	(1,024)
Payments due from seller	667
Goodwill	1,190

Total purchase price	$3,000

Retention-Related Payments

In addition to the total purchase consideration of $3.0 million, the Company is contingently obligated to make additional payments, as described below, which are expected to be incurred through January 2015. These cash payments are subject to future employment and are considered compensatory in nature and are being recognized as compensation expense.

The Company made payments of $3.0 million in July 2012 and $1.0 million in January 2013. Additionally, payments of $1.0 million are due on each of January 2014 and 2015. Due to the employment service criteria associated with these payments, expenses are being recognized ratably over the term of each payment beginning from the date of the acquisition. The Company recognized compensation expenses of $0.2 million and $0.7 million for the three months and six months ended March 31, 2013, respectively. The Company recognized compensation expenses of $1.6 million for the three months and six months ended March 31, 2012.

In addition, up to $1.0 million of earn-out consideration is payable based on revenue recognized during the twelve-month period January 2014. Due to the employment service criteria associated with these payments, expenses are being recognized ratably over the term of each payment beginning from the date of acquisition. The Company recognized a credit of $0.2 million and a credit of $0.3 million for the three months and six months ended March 31, 2013, respectively. The Company recognized expenses of $0.1 million for both the three months and six months ended March 31, 2012.

The Company paid one-time retention bonus amounts to the former employees of LeapFrogRx totaling $0.3 million in January 2013 and guaranteed bonus payments totaling $0.4 million for the fiscal year ended September 30, 2012 that were subject to continuous employment. In addition, the Company issued 200,000 shares of restricted stock to certain employees of LeapFrogRx (see Note 4).

Included in the Company’s consolidated statement of operations for the three months and six months ended March 31, 2012, were revenues of approximately $1.6 million from LeapFrogRx since its acquisition in January 2012.

Pro Forma Results

Pro forma results assuming that the acquisition had occurred as of October 1, 2010 would have resulted in total revenues and a net loss of $20.6 million and $4.4 million, respectively, for the three months ended March 31, 2012 and total revenues and a net loss of $41.6 million and $5.0 million, respectively, for the six months ended March 31, 2012.

9.	Subsequent Event

The Company repaid the term loan outstanding as of March 31, 2013 in full on May 1, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (Securities Act) and the Securities Exchange Act of 1934 (Exchange Act). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” “will,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Forward-looking statements are based only on our current expectations and projections and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below under “Part II, Item 1A. Risk Factors,” and elsewhere in this report. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

As used in this report, the terms “we,” “us,” “our,” and “the Company” mean Model N, Inc. and its subsidiaries unless the context indicates otherwise.

Overview

We are a provider of revenue management solutions for the life science and technology industries. Our solutions enable our customers to maximize revenues and reduce revenue compliance risk by transforming their revenue lifecycle from a series of tactical, disjointed operations into a strategic end-to-end process. We believe our solutions serve as the system of record for our customers’ revenue management processes and can provide a competitive advantage for them.

Our solutions are comprised of two complementary suites of software applications: Revenue Management Enterprise and Revenue Management Intelligence. Sales of our solutions range from individual applications to complete suites, and deployments may vary from specific divisions or territories to enterprise-wide implementations.

We derive revenues primarily from the sale of our on-premise and cloud-based solutions and related implementation services, as well as maintenance and support and application support. We price our solutions based on a number of factors, including revenues under management and number of users. Our license and implementation revenues are comprised of sales of perpetual license and related implementation services, which revenues are recognized over the implementation period, which commences when implementation work begins and typically ranges from one to three years. Maintenance and support revenues are recognized ratably over the support period, which is typically one year. SaaS revenues for cloud-based solutions are derived from subscription fees from customers accessing our cloud-based solutions, as well as from associated implementation services. The actual timing of revenue recognition may vary based on our customers’ implementation requirements and availability of our services personnel.

We market and sell our solutions to customers in the life science and technology industries. While we have historically generated the substantial majority of our revenues from companies in the life science industry, we have also grown our base of technology customers and intend to continue to focus on increasing the revenues from customers in the technology industry. Our most significant customers in any given period generally vary from period to period due to the timing of implementation and related revenue recognition over those periods of larger projects.

On March 25, 2013, we closed our initial public offering (IPO) whereby 7,751,000 shares of common stock were sold to the public (inclusive of 1,011,000 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters and 740,000 shares of common stock sold by a selling stockholder). The aggregate net proceeds received by us from the IPO were $101.1 million, net of underwriting discounts and commissions.

For the three months ended March 31, 2013 and 2012, our revenues were $24.6 million and $20.2 million, respectively, representing year-over-year growth of approximately 21%. For the three months ended March 31, 2013, approximately 8% of our revenues were derived from customers located outside the United States.

Key Business Metrics

        In addition to the measures of financial performance presented in our consolidated financial statements, we use certain key metrics to evaluate and manage our business, including four-quarter revenues from current customers and Adjusted EBITDA. We use these key metrics internally to manage the business, and we believe they are useful for investors to compare key financial data from various periods.

Four-Quarter Revenues From Existing Customers

We derive a large majority of revenues from existing customers, which we define as customers from which we have generated revenues in each of the preceding four quarters, which would exclude historical customers of LeapFrogRx. We measure four-quarter revenues from our existing license and subscription customers by calculating the sum of revenues recognized during the last four quarters from any customer that has contributed revenue in each of the preceding four quarters. We believe four-quarter revenues from existing customers provides us and investors with a metric to measure the historical revenue visibility in our business. We also use this metric internally to understand the proportion of revenues being generated in any period from existing customers as compared to entirely new customers or customers with whom we have not been recently engaged. This measure helps us guide our sales activities and establish budgets and operational goals for our sales function.

Our four-quarter revenues from existing customers for the periods presented were as follows:

	Four Quarters Ended
	December 30, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
	(unaudited) (in thousands)
Four-quarter revenues	$66,459	$66,785	$73,157	$76,892	$77,633	$82,956

Non-GAAP Financial Measure

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States (GAAP). We define Adjusted EBITDA as net loss before LeapFrogRx compensation charges, as discussed below, stock-based compensation, depreciation and amortization, interest expense, net, other expense, net, and provision for income taxes. We believe Adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. We also use this measure internally to establish budgets and operational goals to manage our business and evaluate our performance.

We understand that, although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. These limitations include:

•	Adjusted EBITDA does not include the effect of the LeapFrogRx compensation charges, which are a cash expense;

•	Adjusted EBITDA does not reflect stock-based compensation expense;

•

Depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; Adjusted EBITDA does not reflect any cash requirements for these replacements;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following tables provide a reconciliation of Adjusted EBITDA to net loss:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(1,896)	$(4,155)	$(3,209)	$(4,830)
Adjustments:
LeapFrogRx compensation charges	25	1,789	414	1,789
Stock-based compensation	942	1,086	1,499	1,594
Depreciation and amortization	578	459	1,102	772
Interest expense, net	115	170	241	354
Other expense, net	660	179	712	585
Provision for income taxes	88	68	149	139

Adjusted EBITDA	$512	$(404)	$908	$403

Adjusted EBITDA was $0.5 million, $(0.4) million, $0.9 million and $0.4 million for the three months ended March 31, 2013 and 2012 and six months ended March 31, 2013 and 2012, respectively. Our Adjusted EBITDA for the three and six months ended March 31, 2013 increased primarily due to increases in total revenues, which were partially offset by increased expenses. The increase in expenses was primarily due to increases in personnel costs arising principally from headcount increases.

Key Components of Results of Operations

Revenues

Revenues are comprised of license and implementation revenues and SaaS and maintenance revenues.

License and Implementation

License and implementation revenues are generated from the sale of software licenses for our on-premise solutions and related implementation services.

SaaS and Maintenance

SaaS and maintenance revenues primarily include subscription and related implementation fees from customers accessing our cloud-based solutions and revenues associated with maintenance contracts from license customers. Also included in SaaS and maintenance revenues are other revenues, including revenues related to application support, training and customer-reimbursed expenses. Prior to 2012, revenues from subscriptions for our cloud-based solutions were not material; however, following our acquisition of LeapFrogRx in January 2012, they have increased but remain less than 15% of our total revenues. Over time, we expect that SaaS revenues will increase as a percentage of total revenues.

Cost of Revenues

Our total cost of revenues is comprised of the following:

License and Implementation

Cost of license and implementation revenues includes costs related to the implementation of our on-premise solutions. Cost of license and implementation revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation and overhead allocation as well as third-party contractors, royalty fees paid to third parties for rights to their intellectual property and travel-related expenses. Cost of license and implementation revenues may vary from period to period depending on a number of factors, including the amount of implementation services required to deploy our solutions and the level of involvement of third party contractors providing implementation services.

SaaS and Maintenance

Cost of SaaS and maintenance revenues includes those costs related to the implementation of our cloud-based solutions, maintenance and support and application support for our on-premise solutions and training. Cost of SaaS and maintenance revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation, LeapFrogRx compensation charges and overhead allocation as well as reimbursable expenses, third-party contractors and data center-related expenses. We believe that cost of SaaS and maintenance revenues will continue to increase in absolute dollars as we continue to focus on building infrastructure for our cloud-based solutions.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expenses.

Research and Development

Our research and development expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation and overhead allocation as well as third-party contractors and travel-related expenses. Our software development costs for new software solutions and enhancements to existing software solutions are generally expensed as incurred. However, we capitalize development costs incurred in connection with the development of certain additional service offerings that will only be offered through the cloud. We expect to cease capitalization of development costs when we have completed all final testing of this product, at which time amortization charges related to such capitalized costs will be included in cost of revenues. As of March 31, 2013, we had $2.9 million of capitalized software development costs. We have not begun to amortize any of these capitalized software development costs as the development of the product is not completed. We expect our research and development expenses to continue to increase in absolute dollars as we continue to develop new applications and enhance our existing software solutions.

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel-related costs including salary, bonus, commissions, stock-based compensation, LeapFrogRx compensation charges and overhead allocation as well as third-party contractors, travel-related expenses and marketing programs. We recognize sales commission expense upon contract signing, while we recognize revenue over the period the services are provided. We expect our sales and marketing expenses to continue to increase in absolute dollars as we increase the number of our sales and marketing employees to support the growth in our business.

General and Administrative

Our general and administrative expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation, LeapFrogRx compensation charges and overhead allocation as well as third-party contractors and travel-related expenses. We expect to incur significant accounting and legal costs related to becoming a public company, as well as additional insurance, investor relations and other costs. In addition, we expect to incur additional costs related to the implementation of a new enterprise resource planning (ERP) system.

LeapFrogRx Compensation Charges

In January 2012, we acquired LeapFrogRx for initial cash consideration of $3.0 million as well as potential additional payments to former LeapFrogRx stockholders totaling up to $8.3 million which are expected to be incurred through January 2015. These additional payments are, among other things, subject to future continued employment and are therefore considered compensatory in nature and are being recognized as compensation expense (LeapFrogRx compensation charges) over the term of each component. As of March 31, 2013, we had expensed an aggregate of $5.3 million of LeapFrogRx compensation charges.

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(in thousands)
Revenues:
License and implementation	$14,481	$11,659	$26,943	$23,024
SaaS and maintenance	10,078	8,581	19,957	15,273

Total revenues	24,559	20,240	46,900	38,297

Cost of Revenues:
License and implementation(1)	6,800	5,515	12,360	10,543
SaaS and maintenance(1)	4,781	5,168	9,304	7,664

Total cost of revenues	11,581	10,683	21,664	18,207

Gross profit	12,978	9,557	25,236	20,090

Operating Expenses:
Research and development(1)	4,483	4,817	8,602	8,990
Sales and marketing(1)	5,770	5,705	11,106	9,686
General and administrative(1)	3,758	2,773	7,635	5,166

Total operating expenses	14,011	13,295	27,343	23,842

Loss from operations	(1,033)	(3,738)	(2,107)	(3,752)
Interest expense, net	115	170	241	354
Other expense, net	660	179	712	585

Loss before income taxes	(1,808)	(4,087)	(3,060)	(4,691)
Provision for income taxes	88	68	149	139

Net loss	$(1,896)	$(4,155)	$(3,209)	$(4,830)

(1)	Includes stock-based compensation as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Cost of services:
License and implementation	$90	$69	$130	$146
SaaS and maintenance	114	368	188	392
Research and development	98	73	152	170
Sales and marketing	454	529	713	774
General and administrative	186	47	316	112

Total stock-based compensation	$942	$1,086	$1,499	$1,594

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(as of % of revenues)
Revenues:
License and implementation	59%	58%	57%	60%
SaaS and maintenance	41	42	43	40

Total revenues	100	100	100	100

Cost of Revenues:
License and implementation	28	27	26	28
SaaS and maintenance	19	26	20	20

Total cost of revenues	47	53	46	48

Gross profit	53	47	54	52

Operating Expenses:
Research and development	18	24	18	24
Sales and marketing	24	28	24	25
General and administrative	15	13	16	13

Total operating expenses	57	65	58	62

Loss from operations	(4)	(18)	(4)	(10)
Interest expense	1	1	1	1
Other expense, net	3	1	2	2

Loss before income taxes	(8)	(20)	(7)	(13)
Provision for income taxes	—	—	—	—

Net loss	(8)%	(20)%	(7)%	(13)%

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenues

	Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and implementation	$14,481	59%	$11,659	58%	$2,822	24%
SaaS and maintenance	10,078	41	8,581	42	1,497	17

Total revenues	$24,559	100%	$20,240	100%	$4,319	21

License and Implementation

License and implementation revenues increased by $2.8 million, or 24%, to $14.5 million for the three months ended March 31, 2013 from $11.7 million for the three months ended March 31, 2012. Our revenues from existing customers were $11.7 million for the three months ended March 31, 2013 and $9.9 million for the three months ended March 31, 2012. The increase was primarily due to an increase in sales volume.

SaaS and Maintenance

SaaS and maintenance revenues increased by $1.5 million, or 17%, to $10.1 million for the three months ended March 31, 2013 from $8.6 million for the three months ended March 31, 2012. The increase in SaaS and maintenance revenues was primarily due to an increase in maintenance and support, and application support revenues of $1.1 million due to an increase in the number of service contracts and an increase in SAAS and related implementation revenues of $0.7 million.

Cost of Revenues

	Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Revenues	Amount	% of Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License and implementation	$6,800	28%	$5,515	27%	$1,285	23%
SaaS and maintenance	4,781	19	5,168	26	(387)	(7)

Total cost of revenues	$11,581	47	$10,683	53	$898	8

Gross profit:
License and implementation	$7,681	31%	$6,144	31%	$1,537	25%
SaaS and maintenance	5,297	22	3,413	16	1,884	55

Total gross profit	$12,978	53	$9,557	47	$3,421	36

License and Implementation

Cost of license and implementation revenues increased by $1.3 million, or 23%, to $6.8 million during the three months ended March 31, 2013 from $5.5 million for the three months ended March 31, 2012. The increase in the cost of license and implementation revenues was primarily the result of increases in personnel costs primarily due to increased headcount.

SaaS and Maintenance

Cost of SaaS and maintenance revenues decreased by $0.4 million, or 7%, to $4.8 million during the three months ended March 31, 2013 from $5.2 million for the three months ended March 31, 2012. The decrease in the cost of SaaS and maintenance revenues was primarily the result of a decrease in LeapFrogRx compensation charge of $1.0 million offset by an increase in personnel costs of $0.6 million primarily due to increased headcount.

Operating Expenses

	Three Months Ended March 31,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$4,483	$4,817	$(334)	(7)%
Sales and marketing	5,770	5,705	65	1
General and administrative	3,758	2,773	985	36

Total operating expenses	$14,011	$13,295	$716	5

Research and Development

Research and development expenses decreased by $0.3 million, or 7%, to $4.5 million during the three months ended March 31, 2013 as compared to $4.8 million for the three months ended March 31, 2012. The decrease was the result of capitalization of software development costs of $0.6 million partially offset by an increase in personnel costs of $0.2 million primarily due to increased headcount. We believe that continued investment in our technology is important to our future growth, and as a result, we expect research and development expenses to increase in absolute dollars in the future.

Sales and Marketing

Sales and marketing expenses during the three months ended March 31, 2013 were consistent with sales and marketing expenses for the three months ended March 31, 2012. We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our direct sales teams and increase our marketing activities.

General and Administrative

General and administrative expenses increased by $1.0 million, or 36%, to $3.8 million during the three months ended March 31, 2013 as compared to $2.8 million for the three months ended March 31, 2012. This increase was primarily due to an increase in third-party contractor expense of $0.6 million, primarily audit fees and legal fees, and an increase in personnel costs of $0.4 million in line with the increase in headcount. We expect to incur higher general and administrative expenses in absolute dollars as a result of both our growth and our ongoing transition to a public company, including higher legal, insurance and accounting expenses.

Interest and Other Expense, Net

	Three Months Ended March 31,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest expense, net	$115	$170	$(55)	(32)%
Other expense, net	660	179	481	269

Interest expense, net primarily relates to financing costs related to our term loan and capital leases.

Other expense, net increased primarily due to an increase of $0.6 million in changes in the fair value of a convertible preferred stock warrant during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Provision for Income Taxes

	Three Months Ended March 31,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$88	$68	$20	29%

Provision for income taxes is primarily related to the state minimum tax and foreign tax on our profitable foreign operations. The change in income tax provision is primarily due to the change in income related to our foreign operations.

Comparison of the Six Months Ended March 31, 2013 and 2012

Revenues

	Six Months Ended March 31,
	2013		2012		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and implementation	$26,943	57%	$23,024	60%	$3,919	17%
SaaS and maintenance	19,957	43	15,273	40	4,684	31

Total revenues	$46,900	100%	$38,297	100%	$8,603	22

License and Implementation

License and implementation revenues increased by $3.9 million, or 17%, to $26.9 million for the six months ended March 31, 2013 from $23.0 million for the six months ended March 31, 2012. Our revenues from existing customers were $23.7 million for the three months ended March 31, 2013 and $19.7 million for the six months ended March 31, 2012. The increase was primarily due to an increase in sales volume.

SaaS and Maintenance

SaaS and maintenance revenues increased by $4.7 million, or 31%, to $20.0 million for the six months ended March 31, 2013 from $15.3 million for the six months ended March 31, 2012. The increase in SaaS and maintenance revenues was primarily due to an increase in SaaS and related implementation revenues of $3.9 million and an increase in maintenance and application support revenues of $1.2 million due to an increase in the number of service contracts.

Cost of Revenues

	Six Months Ended March 31,
	2013		2012		Change
	Amount	% of Revenues	Amount	% of Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License and implementation	$12,360	26%	$10,543	28%	$1,817	17%
SaaS and maintenance	9,304	20	7,664	20	1,640	21

Total cost of revenues	$21,664	46	$18,207	48	$3,457	19

Gross profit:
License and implementation	$14,583	31%	$12,481	32%	$2,102	17%
SaaS and maintenance	10,653	23	7,609	20	3,044	40

Total gross profit	$25,236	54	$20,090	52	$5,146	26

License and Implementation

Cost of license and implementation revenues increased by $1.8 million, or 17%, to $12.4 million during the six months ended March 31, 2013 from $10.5 million for the six months ended March 31, 2012. The increase in the cost of license and implementation revenues was primarily the result of an increase in personnel costs of $1.7 million primarily due to increased headcount.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased by $1.6 million, or 21%, to $9.3 million during the six months ended March 31, 2013 from $7.7 million for the six months ended March 31, 2012. The increase in the cost of SaaS and maintenance revenues was primarily the result of an increase in personnel costs of $2.3 million primarily due to increased headcount offset by a decrease in LeapFrogRx compensation charge of $0.9 million.

Operating Expenses

	Six Months Ended March 31,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$8,602	$8,990	$(388)	(4)%
Sales and marketing	11,106	9,686	1,420	15
General and administrative	7,635	5,166	2,469	48

Total operating expenses	$27,343	$23,842	$3,501	15

Research and Development

Research and development expenses decreased by $0.4 million, or 4%, to $8.6 million during the three months ended March 31, 2013 as compared to $9.0 million for the three months ended March 31, 2012. The decrease was the result of capitalization of software development costs of $1.3 million partially offset by an increase in personnel costs of $0.9 million primarily due to increased headcount.

Sales and Marketing

Sales and marketing expenses increased by $1.4 million, or 15%, to $11.1 million during the six months ended March 31, 2013 as compared to $9.7 million for the six months ended March 31, 2012. The increase was primarily the result of an increase in personnel costs of $0.8 million, primarily due to increased headcount and an increase in travel related expenses of $0.4 million.

General and Administrative

General and administrative expenses increased by $2.5 million, or 48%, to $7.6 million during the six months ended March 31, 2013 as compared to $5.2 million for the six months ended March 31, 2012. This increase was primarily due to an increase in personnel costs of $1.2 million due to increased headcount and an increase in third-party contractor expense of $1.0 million, primarily audit fees and legal fees.

Interest and Other Expense, Net

	Six Months Ended March 31,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest expense, net	$241	$354	$(113)	(32)%
Other expense, net	712	585	127	22

Interest expense, net primarily relates to financing costs related to our term loan and capital leases.

Other expense, net decreased primarily due to an increase of $0.2 million in changes in the fair value of a convertible preferred stock warrant during the six months ended March 31, 2013 as compared to the six months ended March 31, 2012.

Provision for Income Taxes

	Six Months Ended March 31,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$149	$139	$10	7%

Provision for income taxes is primarily related to the state minimum tax and foreign tax on our profitable foreign operations. The change in income tax provision is primarily due to the change in income related to our foreign operations.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $109.0 million. Since inception, we have financed our operations primarily through proceeds from the issuance of capital stock and since 2006 through cash flows from operations. We expended cash flows from operating activities in the six months ended March 31, 2013 of $2.5 million and generated $5.6 million of cash in our operations in the six months ended March 31, 2012.

We believe our current cash and cash equivalents are sufficient to meet our operating cash flow needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of spending to support research and development efforts and expansion of our business and capital expenditures for the purchase of computer hardware and software. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

	Six Months Ended March 31,
	2013	2012
	(in thousands)
Cash flows from operating activities	$(2,517)	$5,589
Cash flows from investing activities	(2,257)	(3,767)
Cash flows from financing activities	98,053	(1,168)

Cash Flows from Operating Activities

Net cash used in operating activities was $2.5 million for the six months ended March 31, 2013, compared to net cash provided by operating activities of $5.6 million for the six months ended March 31, 2012. Net cash used in operating activities for the six months ended March 31, 2013 was primarily the result of our net loss after excluding non-cash items of $0.2 million and a net decrease in assets and liabilities of $2.7 million. The significant components of the assets and liabilities changes included a decrease in accounts receivable of $2.7 million, a decrease in prepaid expenses and other assets of $1.5 million and a decrease in deferred revenue of $1.0 million, partially offset by an increase in accounts payable, accrued employee compensation and other accrued and long-term liabilities of $2.3 million and an increase in deferred cost of implementation services of $0.3 million. Net cash provided by operating activities in the six months ended March 31, 2012 was primarily the result of our net loss after excluding non-cash items of $1.9 million and a net increase in assets and liabilities of $7.5 million. The significant components of the assets and liabilities changes included an increase in deferred revenues of $2.2 million, an increase in accounts payable, accrued employee compensation and other accrued and long-term liabilities of $3.8 million and a decrease in accounts receivable of $2.0 million, partially offset by an increase in prepaid expenses and other current assets and deferred cost of implementation services of $0.5 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.3 million for the six months ended March 31, 2013, compared to $3.8 million for the six months ended March 31, 2012. Net cash used in investing activities for the six months ended March 31, 2013 was primarily due to capitalized software development costs of $1.7 million. Net cash used in investing activities for the six months ended March 31, 2012 was primarily due to the payment for acquisition of LeapFrogRx.

Cash Flows from Financing Activities

Net cash provided by financing activities was $98.1 million for the six months ended March 31, 2013, compared to net cash used of $1.2 million for the six months ended March 31, 2012. Net cash provided by financing activities for the six months ended March 31, 2013 primarily consisted of initial public offering proceeds of $101.1 million, net of underwriting discounts, and $0.5 million from exercises of stock options, partially offset by $2.0 million in initial public offering costs and $1.5 million related to the repayment of the term loan and capital lease. Net cash used in financing activities for the six months ended March 31, 2012 was primarily due to loan and capital lease payments of $1.3 million.

Loan and Security Agreement

In June 2006, we entered into a loan and security agreement with Silicon Valley Bank, which was most recently amended and restated in October 2010. As amended, the loan and security agreement includes a term loan to fund business operations and expansion. The term loan required monthly interest-only payments until October 1, 2011, followed by 36 equal monthly payments of principal and accrued interest until it matures on October 1, 2014. The principal amount outstanding bears a fixed interest rate at 8.0% per annum. As of March 31, 2013, we had $4.0 million outstanding under the term loan. Subsequently, the term loan was repaid in full in May 2013.

The loan and security agreement also contains customary affirmative and negative covenants and events of default. As part of the loan and security agreement, we granted the lender a security interest in our personal property, excluding intellectual property. We were in compliance with all covenants as of March 31, 2013.

In connection with the October 2010 amendment, we issued a warrant to Silicon Valley Bank to purchase 86,655 shares of convertible preferred stock. Upon the closing of the IPO, outstanding warrant to purchase convertible preferred stock automatically converted into a warrant to purchase 86,855 shares of common stock.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

        There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Prospectus, filed with the Securities and Exchange Commission (SEC) on March 20, 2013 pursuant to Rule 424(b) under the Securities Act.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and short-term investments, and our outstanding indebtedness bears interest at a fixed interest rate. Our primary exposure to market risk is interest income and expense sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.

Foreign Currency Exchange Risk

Our customers typically pay us in U.S. dollars, however in foreign jurisdictions, our expenses are typically denominated in local currency. Our expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. However, we believe that a 10% change in foreign exchange rates would not have a material impact on our results of operations. To date, we have not entered into foreign currency hedging contracts, but may consider entering into such contracts in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our financial position, results of operations, or cash flows.

Item 1A.	Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.

Risks Related to Our Business

We have incurred losses in the past, and we may not be profitable in the future.

        We have incurred net losses of $1.9 million, $3.2 million and $5.7 million for the three months and six months ended March 31, 2013, and the fiscal year ended September 30, 2012, respectively. As of March 31, 2013, we had an accumulated deficit of $64.4 million. We expect that our expenses will increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications and enhancing existing solutions, extending into the mid-market through the cloud, continuing to penetrate the technology industry and pursuing selective acquisitions. Increased operating expenses related to personnel costs such as salary, bonus, commissions, stock-based compensation, LeapFrogRx compensation charges and overhead allocation as well as third-party contractors, travel-related expenses and marketing programs, will also increase our expenses in future periods. In the near-term, we do not expect that our revenues will sufficiently increase to offset these expected increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. You should not consider our historical growth rates in revenues as indicative of our future performance, and we cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

Our operating results are likely to vary significantly from period to period and be unpredictable, which could cause the trading price of our common stock to decline.

Our operating results have historically varied from period to period, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to increase sales to and renew agreements with our existing customers;

•	the timing of new orders and revenue recognition for new and prior period orders;

•	our ability to attract and retain new customers;

•	the complexity of implementations and the scheduling and staffing of the related personnel, each of which can affect the timing and duration of revenue recognition;

•	issues related to changes in customers’ business requirements, project scope or implementations;

•	the mix of revenues in any particular period between license and implementation, and software-as-a-service (SaaS) and maintenance;

•	the timing and volume of incremental customer purchases of our cloud-based solutions, which may vary from period to period based on a customer’s needs at a particular time;

•	the timing of upfront recognition of sales commission expense relative to the deferred recognition of our revenues;

•	the timing of recognition of payment of royalties;

•	the timing of our annual payment and recognition of employee non-equity incentive and bonus payments;

•	the budgeting cycles and purchasing practices of customers;

•	changes in customer requirements or market needs;

•	delays or reductions in information technology spending and resulting variability in customer orders from quarter to quarter;

•	delays or difficulties encountered during customer implementations, including customer requests for changes to the implementation schedule;

•	the timing and success of new product or service introductions by us or our competitors;

•	the amount and timing of any customer refunds or credits;

•	our ability to accurately estimate the costs associated with any fixed bid projects;

•	deferral of orders from customers in anticipation of new solutions or solution enhancements announced by us or our competitors;

•	changes in the competitive landscape of our industry, including consolidation among our competitors or customers;

•

the length of time for the sale and implementation of our solutions to be complete, and our level of upfront investments prior to the period we begin generating revenues associated with such investments;

•	our ability to successfully expand our business domestically and internationally;

•	the amount and timing of our operating expenses and capital expenditures;

•	price competition;

•	the rate of expansion and productivity of our direct sales force;

•	disruptions in our relationships with partners;

•	regulatory compliance costs;

•	sales commissions expenses related to large transactions;

•	technical difficulties or interruptions in the delivery of our cloud-based solutions;

•	seasonality or cyclical fluctuations in our industries;

•	future accounting pronouncements or changes in our accounting policies;

•

increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates, as a significant portion of our expenses are incurred and paid in currencies other than the U.S. dollar; and

•	general economic conditions, both domestically and in our foreign markets.

Any one of the factors above or discussed elsewhere in this prospectus or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our financial and other operating results. This variability and unpredictability could result in our failure to meet expectations of investors for our revenues or other operating results for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could fall.

A substantial majority of our total revenues have come from our Revenue Management Enterprise suite, and decreases in demand for our Revenue Management Enterprise suite could adversely affect our results of operations and financial condition.

Historically, a substantial majority of our total revenues has been associated with our Revenue Management Enterprise suite, whether deployed as individual applications or as a complete suite. For example, in the fiscal year ended September 30, 2012, revenues from our Revenue Management Enterprise suite constituted more than 85% of our total revenues. We expect our Revenue Management Enterprise suite to continue to generate a substantial majority of our total revenues for the foreseeable future. Declines and variability in demand for our Revenue Management Enterprise suite could occur for a number of reasons, including improved products or product versions being offered by competitors, competitive pricing pressures, failure to release new or enhanced versions on a timely basis, technological changes that we are unable to address or that change the way our customers utilize our solutions, reductions in technology spending, export restrictions or other regulatory or legislative actions that could limit our ability to sell those products to key customer or market segments. Our business, results of operations, financial condition and cash flows would be adversely affected by a decline in demand for our Revenue Management Enterprise suite.

Our revenues are dependent on our ability to maintain and expand existing customer relationships and our ability to attract new customers.

Our total revenues are largely dependent on the sale of software licenses and the related implementation services we provide. For example, our license and implementation revenues constituted approximately 57% and 60% of our total revenues for the six months ended March 31, 2013 and 2012 and approximately 59% of our total revenues for the fiscal year ended September 30, 2012 respectively. Customers purchasing software licenses for our solutions generally make large orders and the revenues related to these sales are recognized over the subsequent implementation period, which typically ranges from one to three years. The continued growth of our revenues is dependent in part on our ability to expand the use of our solutions by existing customers and attract new customers. Likewise, it is also important that customers using our on-premise solutions renew their maintenance agreements and that customers using our cloud-based solutions renew their subscription agreements with us. Our customers have no obligation to renew their maintenance or subscription agreements after the expiration of the initial term, and we cannot assure you that they will do so. We have had in the past and may in the future have disputes with customers regarding our solutions, which may impact such customers’ decisions to continue to use our solutions and pay for maintenance and support in the future.

If we are unable to expand our customers’ use of our solutions, sell additional solutions to our customers, maintain our renewal rates for maintenance and subscription agreements and expand our customer base, our revenues may decline or fail to increase at historical growth rates, which could adversely affect our business and operating results. In addition, if we experience customer dissatisfaction with customers in the future, we may find it more difficult to increase use of our solutions within our existing customer base and it may be more difficult to attract new customers, or we may be required to grant credits or refunds, any of which could negatively impact our operating results and materially harm our business.

The loss of one or more of our key customers could slow our revenue growth or cause our revenues to decline.

A substantial portion of our total revenues in any given period may come from a relatively small number of customers. As of September 30, 2012, we had 71 license and subscription customers across the life science and technology industries. Although our largest customers typically change from period to period, for the fiscal year ended September 30, 2012, our 15 largest customers accounted for more than 75% of our total revenues for each respective period. During the fiscal year ended September 30, 2012, two customers, accounted for approximately 14% and 10% of our total revenues, respectively. During the fiscal years ended September 30, 2010 and 2011, one customer accounted for 15% of our total revenues each year. Two different customers also accounted for 13% and 12% of our total revenues for each of the fiscal years ended September 30, 2010 and 2011, respectively. We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our total revenues for the foreseeable future. The loss of any of our significant customers or groups of customers for any reason, or a change of relationship with any of our key customers may cause a significant decrease in our total revenues.

Additionally, mergers or consolidations among our customers could reduce the number of our customers and could adversely affect our revenues and sales. In particular, if our customers are acquired by entities that are not our customers, that do not use our solutions or that have more favorable contract terms and choose to discontinue, reduce or change the terms of their use of our solutions, our business and operating results could be materially and adversely affected.

Our customers often require significant configuration efforts to match their complex business processes. The failure to meet their requirements could result in customer disputes, loss of anticipated revenues and additional costs, which could harm our business.

Our customers often require significant configuration services to address their unique business processes. Supporting such a diversity of configured settings and implementations could become difficult as the number of customers we serve grows. In addition, supporting our customers could require us to devote significant development services and support personnel and strain our personnel resources and infrastructure. We have had in the past and may in the future have disputes with customers regarding the performance and implementation of our solutions. If we are unable to address the needs of our customers in a timely fashion, our customers may decide to seek to terminate their relationship, renew on less favorable terms, not renew their maintenance agreements or subscriptions, fail to purchase additional solutions or services or assert legal claims against us. If any of these were to occur, our revenues may decline or we may be required to refund amounts to customers and our operating results may be harmed.

Our future growth is, in large part, dependent upon the increasing adoption of revenue management solutions.

Revenue management is at an early stage of market development and adoption, and the extent to which revenue management solutions will become widely adopted remains uncertain. It is difficult to predict customer adoption rates, customer demand for revenue management solutions, including our solutions in particular, the future growth rate and size of this market and the timing of the introduction of additional competitive solutions. Any expansion of the revenue management market depends on a number of factors, including the cost, performance and perceived value associated with revenue management solutions. For example, many companies have invested substantial personnel, infrastructure and financial resources in other revenue management infrastructure and therefore may be reluctant to implement solutions such as ours. Additionally, organizations that use legacy revenue management products may believe that these products sufficiently address their revenue management needs. Because this market is relatively undeveloped, we must spend considerable time educating customers as to the benefits of our solutions. If revenue management solutions do not achieve widespread adoption, or if there is a reduction in demand for revenue management solutions caused by a lack of customer acceptance, technological challenges, competing technologies and products, decreases in corporate spending or otherwise, it could result in lower sales, reduced renewal and upsell rates and decreased revenues and our business could be adversely affected.

We are highly dependent upon the life science industry, and factors that adversely affect this industry could also adversely affect us.

Our future growth depends, in large part, upon continued sales to companies in the life science industry. Demand for our solutions could be affected by factors that adversely affect demand for the underlying life science products and services that are purchased and sold pursuant to contracts managed through our solutions. The life science industry is affected by certain factors, including the emergence of large group purchasing and managed care organizations and integrated healthcare delivery networks, increased customer and channel incentives and rebates, the shift of purchasing influence from physicians to economic buyers, increased spending on healthcare by governments instead of commercial entities and increased scope of government mandates, frequency of regulatory reporting and audits, and fines. In addition, the life science industry has been adversely affected by the recent economic downturn and has experienced periods of considerable consolidation. Accordingly, our future operating results could be materially and adversely affected as a result of factors that affect the life science industry generally.

Our implementation cycle is lengthy and variable, depends upon factors outside our control and could cause us to expend significant time and resources prior to earning associated revenues.

The implementation and testing of our solutions typically ranges from one to three years, and unexpected implementation delays and difficulties can occur. Implementing our solutions typically involves integration with our customers’ systems, as well as adding their data to our system. This can be complex, time-consuming and expensive for our customers and can result in delays in the implementation and deployment of our solutions. The lengthy and variable implementation cycle may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from period to period.

The revenues we recognize from our software licenses and implementation services are based to a certain extent upon our ability to reasonably estimate the time and resources required to complete our implementation projects, which may be difficult to do.

We recognize a substantial portion of our revenues from the sale of software licenses for our on-premise solutions and related implementation services over the period during which such services are performed using the percentage-of-completion method. For example, revenues from sales of our software licenses and related implementation services accounted for 59% and 57% of our total revenues during the three months and six months ended March 31, 2013, respectively. We estimate the length of this period based on a number of factors, including the number of licensed applications and the scope and complexity of the customer’s deployment requirements. Under the percentage-of-completion method, the revenues we recognize during a reporting period are based on the resources expended during the reporting period as compared to the estimated total resources required to implement our solutions. If we are unable to reasonably estimate the overall total personnel resources required to implement our solutions, the timing of our revenues could be materially and adversely affected. In addition, changes in customer requirements or scope of the engagement could impact the timing of our revenue recognition. Any change in the timing of revenue recognition could adversely impact our quarterly or annual operating results.

Our efforts to expand the adoption of our solutions in the technology industry will be affected by our ability to provide solutions that adequately address trends in that industry.

We are attempting to expand the use of our solutions by companies in the technology industry, and our future growth depends in part on our ability to increase sales of solutions to customers in this industry and potentially other industries. The technology industry is affected by many factors, including shortening of product lifecycles, core technology products being sold into different end markets with distinct pricing, increasing complexity of multi-tiered global distribution channels, changing financial reporting requirements due to channel complexity and increasing use of off-invoice discounting. If our solutions are not perceived by existing or potential customers in the technology industry as capable of providing revenue management tools that will assist them in adequately addressing these trends, then our efforts to expand the adoption of our solutions in this industry may not be successful, which would adversely impact our business and operating results.

Most of our implementation contracts are on a time and materials basis and may be terminated by the customer.

The contracts under which we perform most of our implementation services generally have a term ranging between one to three years and are on a time and materials basis and may be terminated by the customer at any time. If an implementation project is terminated sooner than we anticipated or a portion of the implementation is delayed, we would lose the anticipated revenues that we might not be able to replace or it may take significant time to replace the lost revenues with other work or we may be unable to eliminate the associated costs. Consequently, we may recognize fewer revenues than we anticipated or incur unnecessary costs, and our results of operations in subsequent periods could be materially lower than expected.

Because we recognize a majority of our SaaS and maintenance revenues from our customers over the term of their agreements, downturns or upturns in sales of our cloud-based solutions may not be immediately reflected in our operating results.

SaaS and maintenance revenues primarily include subscription and related implementation fees from customers accessing our cloud-based solutions and revenues associated with maintenance contracts from license customers. We recognize a majority of our SaaS and maintenance revenues over the terms of our customer agreements, which are typically one year or longer in some cases. As a result, most of our quarterly SaaS and maintenance revenues result from agreements entered into during previous quarters. Consequently, a shortfall in sales of our cloud-based solutions or renewal of maintenance and support agreements in any quarter may not significantly reduce our SaaS and maintenance revenues for that quarter but would negatively affect SaaS and maintenance revenues in future quarters. Accordingly, the effect of significant downturns in sales of our cloud-based solutions or renewals of our maintenance and support agreements may not be fully reflected in our results of operations until future periods. We may be unable to adjust our cost structure to compensate for this potential shortfall in SaaS and maintenance revenues. Our revenue recognition model for our cloud-based solutions and maintenance and support agreements also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as a significant amount of our revenues are recognized over the applicable agreement term. As a result, changes in the volume of sales of our cloud-based solutions or the renewals of our maintenance and support agreements in a particular period would not be fully reflected in our revenues until future periods.

Our sales cycles are time-consuming, and it is difficult for us to predict when or if sales will occur and when we will begin to recognize the revenues from our future sales.

Our sales efforts are targeted at larger enterprise customers, and as a result, we face greater costs, must devote greater sales support to individual customers, have longer sales cycles and have less predictability in completing some of our sales. Also, sales to large enterprises often require us to provide greater levels of education regarding the use and benefits of our solutions. We believe that our customers view the purchase of our solutions as a significant and strategic decision. As a result, customers carefully evaluate our solutions, often over long periods with a variety of internal constituencies. In addition, the sales of our solutions may be subject to delays if the customer has lengthy internal budgeting, approval and evaluation processes, which are quite common in the context of introducing large enterprise-wide technology solutions. As a result it is difficult to predict the timing of our future sales.

Failure to adequately expand and train our direct sales force will impede our growth.

We rely almost exclusively on our direct sales force to sell our solutions. We believe that our future growth will depend, to a significant extent, on the continued development of our direct sales force and its ability to manage and retain our existing customer base, expand the sales of our solutions to existing customers and obtain new customers. Because our software is complex and often must interoperate with complex computing requirements, it can take longer for our sales personnel to become fully productive compared to other software companies. Our ability to achieve significant growth in revenues in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel. New hires require significant training and may, in some cases, take more than a year before becoming fully productive, if at all. If we are unable to hire and develop sufficient numbers of productive direct sales personnel, and if these sales personnel are unable to achieve full productivity, sales of our solutions will suffer and our growth will be impeded.

Our efforts to expand our solutions into other verticals within the life science and technology industries or other industries may not succeed and may reduce our revenue growth rate. Even if we are successful in doing so, such efforts may be costly and may impact our ability to achieve profitability.

Our solutions are currently designed primarily for customers in certain verticals of the life science and technology industries and potentially into other industries outside of the life science and technology industries. Our ability to attract new customers and increase our revenues depends in part on our ability to enter into new industries and verticals. Developing and marketing new solutions to serve other industries and verticals will require us to devote substantial additional resources in advance of consummating new sales or realizing additional revenues. Our ability to leverage the expertise we have developed in the life science and technology industries into new industries is unproven and it is likely that we will be required to hire additional personnel, partner with additional third parties and incur considerable research and development expense in order to gain such expertise.

Our efforts to expand our solutions beyond the verticals within the life science and technology industries in which we have already developed expertise may not be successful and may reduce our revenue growth rate. Any early stage interest in our solutions in areas beyond the industries we already address may not result in long term success or significant revenues for us. Even if we achieve long-term success in expanding our solutions into other industries and verticals, the costs associated with such expansion may be high, which may impact our ability to achieve profitability.

If our solutions fail to perform properly, our reputation and customer relationships could be harmed, our market share could decline and we could be subject to liability claims.

Our solutions are inherently complex and may contain material defects or errors. Any defects in solution functionality or that cause interruptions in availability could result in:

•	lost or delayed market acceptance and sales;

•	reductions in current-period total revenues;

•	breach of warranty or other contract breach or misrepresentation claims;

•	sales credits or refunds to our customers;

•	loss of customers;

•	diversion of development and customer service resources; and

•	injury to our reputation.

The costs incurred in correcting any material defects or errors might be substantial and could adversely affect our operating results. Because our customers often use our solutions as a system of record and many of our customers are subject to regulation of pricing of their products or otherwise have complex pricing commitments and revenue recognition policies, errors could result in an inability to process sales or lead to a violation of pricing requirements or misreporting of revenues by our customers that could potentially expose them to fines or other substantial claims or penalties. Accordingly, we could face increased exposure to product liability and warranty claims, litigation and other disputes and claims, resulting in potentially material losses and costs. Our limitation of liability provisions in our customer agreements may not be sufficient to protect us against any such claims.

Given the large amount of data that our solutions collect and manage, it is possible that failures or errors in our software could result in data loss or corruption, or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. We may be required to issue credits or refunds or indemnify or otherwise be liable to our customers or third parties for damages they may incur resulting from certain of these events.

Our insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover any claim against us for claims related to any product defects or errors or other indirect or consequential damages and defending a suit, regardless of its merit, could be costly and divert management’s attention.

The market in which we participate is competitive, and if we do not compete effectively, our operating results could be harmed.

The market for revenue management solutions is highly competitive, fragmented and subject to rapid changes in technology. We face competition from spreadsheet-assisted manual processes, internally developed solutions, large integrated systems vendors and smaller companies that offer point solutions.

Companies lacking IT resources often resort to spreadsheet-assisted manual processes or personal database applications. In addition, some potential customers, particularly large enterprises, may elect to develop their own internal solutions, including custom-built solutions that are designed to support the needs of a single organization. Companies with large investments in packaged ERP or customer relationship management (CRM) applications, which do not typically provide revenue management capabilities, may extend these horizontal applications with configurations or point solution applications in order to address one or a small set of revenue management sub processes or drivers. Common horizontal applications that customers attempt to configure for this purpose in the life science and technology industries include large integrated systems vendors like SAP AG and Oracle Corporation. We also encounter competition from small independent companies, which compete on the basis of price, unique product features or functions and custom developments.

Many of our competitors have greater name recognition, larger sales and marketing budgets and greater resources than we do and may have pre-existing relationships with our potential customers, including relationships with, and access to, key decision makers within these organizations, and major distribution agreements with consultants and system integrators. Moreover, many software vendors could bundle solutions or offer them at a low price as part of a larger product sale.

With the introduction of new technologies and market entrants, we expect competition to intensify in the future. We also expect enterprise software vendors that focus on enterprise resource planning or back-office applications to enter our market with competing products. In addition, we expect sales force automation vendors to acquire or develop additional solutions that may compete with our solutions. If we fail to compete effectively, our business will be harmed. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could harm our business.

If we are not able to maintain and enhance our brand, our business and operating results may be adversely affected.

We believe that maintaining and enhancing the “Model N” brand identity is critical to our relationships with our customers and partners and to our ability to attract new customers and partners. The successful promotion of our brand will depend largely upon our marketing efforts, our ability to continue to offer high-quality solutions and our ability to successfully differentiate our solutions from those of our competitors. Our brand promotion activities may not be successful or yield increased revenues. In addition, independent industry analysts often provide reviews of our solution, as well as those of our competitors, and perception of our solution in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected. We have a U.S. trademark application with respect to our corporate name currently pending. If we are unable to obtain this trademark, it may have an adverse effect on our ability to maintain our brand.

The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive and as we expand into new verticals within the life science and technology industries. To the extent that these activities yield increased revenues, these revenues may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors with stronger brands and we could lose customers and partners, all of which would adversely affect our business operations and financial results.

Our organization continues to grow and experience rapid changes. If we fail to manage our growth, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges, and our business and operating results could be adversely affected.

We have experienced and may continue to experience growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. For example, our employee headcount has grown from 302 as of September 30, 2010 to 577 as of September 30, 2012. As we continue to grow, we must effectively integrate, develop and motivate a significant number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations. Failure to effectively manage organizational changes could result in difficulties in implementing customer requests, declines in quality or customer satisfaction, increases in costs and difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

        Additionally, our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new solutions or enhancements to existing solutions. For example, since it may take as long as six months to hire and train a new member of our implementation services staff, we make decisions regarding the size of our implementation services staff based upon our expectations with respect to customer demand for our solutions. If these expectations are incorrect, and we increase the size of our implementation services organization without experiencing an increase in sales of our solutions, we will experience reductions in our gross and operating margins and net income.

To effectively manage growth, we must continue to improve our operational, financial and management controls, and our reporting systems and procedures by, among other things:

•	improving our key business applications, processes and IT infrastructure to support our business needs;

•

enhancing information and communication systems to ensure that our employees and offices around the world are well-coordinated and can effectively communicate with each other and our growing base of customers;

•	enhancing our internal controls to ensure timely and accurate reporting of all of our operations and financial results; and

•	appropriately documenting our IT systems and our business processes.

We are in the process of implementing a new enterprise resource planning (ERP) system for our company. We expect that, once implemented, this new ERP system will combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling us to more effectively manage operations and track performance. However, this ERP system will require us to complete numerous processes and procedures for the effective use of this system or with running our business using this system, which will result in additional costs. A delay in such implementation, problems with transitioning to our new ERP system or a failure of our new ERP system to perform as we anticipate may result in transaction errors, processing inefficiencies and the loss of sales, may otherwise disrupt our operations and materially and adversely affect our business, results of operations and financial condition and may harm our ability to accurately forecast sales demand, fulfill customer orders and report financial and management information on a timely and accurate basis. In addition, ERP systems typically contain information and features that are part of a company’s internal control over financial reporting, and if we experience difficulties with our ERP system that may affect our internal control over financial reporting.

If we fail to implement this system effectively, our ability to manage our expected growth, ensure uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public reporting companies will be impaired. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our solutions could suffer, our expenses may increase more than expected, our revenues could decline or grow more slowly than expected and we may be unable to implement our business strategy.

The market for cloud-based solutions is at a relatively early stage of development relative to on-premise solutions, and if it does not develop or develops more slowly than we expect, our business could be harmed.

The market for cloud-based solutions is at an early stage relative to on-premise solutions, and these types of deployments may not achieve and sustain high levels of demand and market acceptance. We plan to continue to expand the implementation of our cloud-based solutions by targeting additional markets in the future. Many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to a cloud-based solution. Other factors that may affect the market acceptance of cloud-based solutions include:

•	perceived security capabilities and reliability;

•	perceived concerns about ability to scale operations for large enterprise customers;

•	concerns with entrusting a third party to store and manage critical data; and

•	the level of configurability or customizability of the solutions.

If organizations do not perceive the benefits of our cloud-based solutions, or if our competitors or new market entrants are able to develop cloud-based solutions that are or are perceived to be more effective than ours, this portion of our business may not grow further or may develop more slowly than we expect, either of which would adversely affect our business.

If we are unable to maintain successful relationships with system integrators, our business operations, financial results and growth prospects could be adversely affected.

Our relationships with system integrators are generally non-exclusive, which means they may recommend to their customers the solutions of several different companies, including solutions that compete with ours, and they may also assist in the implementation of software or systems that compete with ours. If our system integrators do not choose to continue to refer our solutions, assist in implementing our solutions, choose to use greater efforts to market and sell their own solutions or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell our solutions may be adversely affected. The loss of a substantial number of our system integrators, our possible inability to replace them or the failure to recruit additional system integrators could harm our business.

Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our system integrators and in helping our system integrators enhance their ability to independently market and implement our solutions. Our growth in revenues, particularly in international markets, will be influenced by the development and maintenance of relationships with these companies. Although we have established relationships with some of the leading system integrators, our solutions compete directly against the solutions of other leading system integrators. We are unable to control the resources that our system integrators commit to implementing our solutions or the quality of such implementation. If they do not commit sufficient resources to these activities, or if we are unable to maintain our relationships with these system integrators or otherwise develop and expand our indirect distribution channel, our business, results of operations, financial condition or cash flows could be adversely affected.

Any failure to offer high-quality customer support services may adversely affect our relationships with our customers and harm our financial results.

Once our solutions are implemented, our customers use our support organization to resolve technical issues relating to our solutions. In addition, we also believe that our success in selling our solutions is highly dependent on our business reputation and on favorable recommendations from our existing customers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to maintain existing customers or sell our solutions to existing and prospective customers, and harm our business, operating results and financial condition.

We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenues, could also increase costs and adversely affect our operating results.

If our solutions do not interoperate with our customers’ IT infrastructure, sales of our solutions could be negatively affected, which would harm our business.

        Our solutions must interoperate with our customers’ existing IT infrastructure, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors and contain multiple generations of products that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. If we find errors in the existing products or defects in the hardware used in our customers’ IT infrastructure or problematic network configurations or settings, we may have to modify our solutions or platform so that our solutions will interoperate with our customers’ IT infrastructure. Any delays in identifying the sources of problems or in providing necessary modifications to our solutions could have a negative impact on our reputation and our customers’ satisfaction with our solutions, and our ability to sell solutions could be adversely affected.

Incorrect or improper implementation or use of our solutions could result in customer dissatisfaction and negatively affect our business, operations, financial results and growth prospects.

Our customers and third-party partners may need training in the proper use of and the variety of benefits that can be derived from our solutions to maximize their potential. If our solutions are not implemented or used correctly or as intended, inadequate performance may result. Since our customers rely on our solutions and customer support to manage key areas of their businesses, the incorrect or improper implementation or use of our solutions, our failure to train customers on how to efficiently and effectively use our solutions or our failure to provide services to our customers, may result in negative publicity, failure of customers to renew their SaaS or maintenance agreements or potentially make legal claims against us. Also, as we continue to expand our customer base, any failure by us to properly provide these services will likely result in lost opportunities for follow-on sales of our solutions.

Competition for our target employees is intense, and we may not be able to attract and retain the quality employees we need to support our planned growth.

Our future success depends, in part, upon our ability to recruit and retain key management, technical, sales, marketing, finance, and other critical personnel. Despite the recent economic downturn, competition for qualified management, technical and other personnel is intense, and we may not be successful in attracting and retaining such personnel. If we fail to attract and retain qualified employees, including internationally, our ability to grow our business could be harmed. Competition for people with the specific skills that we require is significant. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. Volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. If we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.

We depend on our management team, particularly our Chief Executive Officer and our key sales and development and services personnel, and the loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends on the expertise and continued services of our executive officers, particularly our Chief Executive Officer. We have in the past and may in the future continue to experience changes in our executive management team resulting from the hiring or departure of executives, which may be disruptive to our business. For instance, we hired a new Chief Financial Officer in July 2012 and a new Senior Vice President, Global Customer Services and Support in August 2012. We are also substantially dependent on the continued service of our existing development and services personnel because of their familiarity with the inherent complexities of our solutions.

Our personnel do not have employment arrangements that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees or groups could seriously harm our business.

In addition, many employees, including certain key employees, have been employed by us for a number of years and may be fully vested in their equity grants. As a result, they may be less incentivized to continue to provide services to us unless they receive additional equity compensation. Our plans to grant additional equity compensation to existing employees have yet to be determined.

If we are not able to enhance existing solutions and develop new applications that achieve market acceptance or that keep pace with technological developments, our business could be harmed.

Our ability to increase revenues from existing customers and attract new customers depends in large part on our ability to enhance and improve our existing solutions and to develop and introduce new applications. The success of any enhancement or new application depends on several factors, including timely completion, adequate quality testing, introduction and market acceptance. Any enhancement or new application that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to successfully enhance our existing solutions and develop new applications to meet customer requirements, our business and operating results will be adversely affected.

Because we designed our solutions to operate on a variety of network, hardware and software platforms, we will need to continuously modify and enhance our solutions to keep pace with changes in networking, Internet-related hardware, software, communication, browser and database technologies. If we are unable to respond in a timely manner to these rapid technological developments in a cost-effective manner, our solutions may become less marketable and less competitive or obsolete and our operating results may be negatively impacted.

If our solutions experience data security breaches, and there is unauthorized access to our customers’ data, we may lose current or future customers and our reputation and business may be harmed.

Our solutions are used by our customers to manage and store proprietary information and sensitive or confidential data relating to their business. Although we maintain security features in our solutions, our security measures may not detect or prevent hacker interceptions, break-ins, security breaches, the introduction of viruses or malicious code and other disruptions that may jeopardize the security of information stored in and transmitted by our solutions. A party that is able to circumvent our security measures in our solutions could misappropriate our or our customers’ proprietary or confidential information, cause interruption in their operations, damage or misuse their computer systems and misuse any information that they misappropriate. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

If any compromise of the security of our solutions were to occur, we may lose customers and our reputation, business, financial condition and results of operations could be harmed and we could incur significant liability. In addition, if there is any perception that we cannot protect our customers’ proprietary and confidential information, we may lose the ability to retain existing customers and attract new customers and our revenues could decline.

We rely on a small number of third-party service providers to host and deliver our cloud-based solutions, and any interruptions or delays in services from these third parties could impair the delivery of our cloud-based solutions and harm our business.

We currently operate our cloud-based solutions from three data centers. We do not control the operation of these facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions, which would have a serious adverse impact on our business. Additionally, our data center agreements are of limited duration and are subject to early termination rights in certain circumstances, and the providers of our data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all.

If we continue to add data centers and add capacity in our existing data centers, we may transfer data to other locations. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Interruptions in our service, data loss or corruption may cause customers to terminate their agreements and adversely affect our renewal rates and our ability to attract new customers. Data transfers may also subject us to regional privacy and data protection laws that apply to the transmission of customer data across international borders.

We also depend on access to the Internet through third-party bandwidth providers to operate our cloud-based solutions. If we lose the services of one or more of our bandwidth providers, or if these providers experience outages, for any reason, we could experience disruption in delivering our cloud-based solutions or we could be required to retain the services of a replacement bandwidth provider. Any Internet outages or delays could adversely affect our ability to provide our solutions to our customers.

Our data center operations also rely heavily on the availability of electricity, which also comes from third-party providers. If we or the third-party data center facilities that we use to deliver our services were to experience a major power outage or if the cost of electricity were to increase significantly, our operations and financial results could be harmed. If we or our third-party data centers were to experience a major power outage, we or they would have to rely on back-up generators, which might not work properly or might not provide an adequate supply during a major power outage. Such a power outage could result in a significant disruption of our business.

We license technology from third parties, and our inability to maintain those licenses could harm our business. Certain third-party technology that we use may be difficult to replace or could cause errors or failures of our service.

We incorporate technology that we purchase or license from third parties, including hardware and software, into our solutions. We cannot be certain that this technology will continue to be available on commercially reasonable terms, or at all. We cannot be certain that our licensors are not infringing the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our solutions. Some of our agreements with our licensors may be terminated for convenience by them. If we are unable to continue to license any of this technology because of intellectual property infringement claims brought by third parties against our licensors or against us, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop and sell solutions containing that technology would be severely limited and our business could be harmed. Additionally, if we are unable to license or obtain the necessary technology from third parties, we may be forced to acquire or develop alternative technology of lower quality or performance standards. This would limit and delay our ability to offer new or competitive solutions and increase our costs of production. In addition, errors or defects in third-party hardware or software used in our cloud-based solutions could result in errors or a failure of our cloud-based solutions, which could harm our business.

Our significant international operations subject us to additional risks that can adversely affect our business, results of operations and financial condition.

We have significant international operations, including in emerging markets such as India, and we are continuing to expand our international operations as part of our growth strategy. As of September 30, 2012, approximately 39% of our employees are located in India, where we conduct a portion of our research and development activities, implementation services and support services. Our current international operations and our plans to expand our international operations have placed, and will continue to place, a strain on our employees, management systems and other resources.

Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks and competition that are different from those in the United States. Because of our limited experience with international operations, we cannot assure that our international expansion efforts will be successful or that returns on such investments will be achieved in the future. In addition, our international operations may fail to succeed due to other risks inherent in operating businesses internationally, including:

•	our lack of familiarity with commercial and social norms and customs in international countries which may adversely affect our ability to recruit, retain and manage employees in these countries;

•	difficulties and costs associated with staffing and managing foreign operations;

•	the potential diversion of management’s attention to oversee and direct operations that are geographically distant from our U.S. headquarters;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•

legal systems in which our ability to enforce and protect our rights may be different or less effective than in the United States and in which the ultimate result of dispute resolution is more difficult to predict;

•	greater difficulty collecting accounts receivable and longer payment cycles;

•	higher employee costs and difficulty in terminating non-performing employees;

•	differences in workplace cultures;

•	unexpected changes in regulatory requirements;

•	the need to adapt our solutions for specific countries;

•	our ability to comply with differing technical and certification requirements outside the United States;

•	tariffs, export controls and other non-tariff barriers such as quotas and local content rules;

•	more limited protection for intellectual property rights in some countries;

•	adverse tax consequences, including as a result of transfer pricing adjustments involving our foreign operations;

•	fluctuations in currency exchange rates;

•	anti-bribery compliance by us or our partners;

•	restrictions on the transfer of funds; and

•	new and different sources of competition.

Our failure to manage any of these risks successfully could harm our existing and future international operations and seriously impair our overall business.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and operating results.

Our sales contracts are primarily denominated in U.S. dollars, and therefore, substantially all of our revenues are not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our solutions to our customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses are incurred in India, are denominated in Indian Rupees and are subject to fluctuations due to changes in foreign currency exchange rates.

We may be sued by third parties for alleged infringement of their proprietary rights which could result in significant costs and harm our business.

        There is considerable patent and other intellectual property development activity in our industry. Our success depends upon us not infringing upon the intellectual property rights of others. Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our potential patents may provide little or no deterrence. We have received, and may in the future receive, notices that claim we have infringed, misappropriated or otherwise violated other parties’ intellectual property rights. To the extent we gain greater visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to software technologies in general and information security technology in particular. There may be third-party intellectual property rights, including issued or pending patents that cover significant aspects of our technologies or business methods. Any intellectual property claims, with or without merit, could be very time consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of one or more of our solutions or features of our solutions and may be unable to compete effectively. Any of these results would harm our business, operating results and financial condition.

In addition, our agreements with customers and partners include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement and, in some cases, for damages caused by us to property or persons. Large indemnity payments could harm our business, operating results and financial condition.

Our use of open source and third-party technology could impose limitations on our ability to commercialize our solutions.

We use open source software in our solutions and in our services engagements on behalf of customers. As we increasingly handle configured implementation of our solutions on behalf of customers, we use additional open source software that we obtain from all over the world. Although we try to monitor our use of open source software, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our solutions. In such event, we could be required to seek licenses from third parties in order to continue offering our solutions, to re-engineer our technology or to discontinue offering our solutions in the event re-engineering cannot be accomplished on a timely basis, any of which could cause us to breach contracts, harm our reputation, result in customer losses or claims, increase our costs or otherwise adversely affect our business, operating results and financial condition.

Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar solutions with lower development effort and time and ultimately could result in a loss of product sales for us.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand, which would substantially harm our business and operating results.

The success of our business and the ability to compete depend in part upon our ability to protect and enforce our trade secrets, trademarks, copyrights and other intellectual property rights. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate or we may be unable to secure intellectual property protection for all of our solutions. Any of our copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Competitors may independently develop technologies or solutions that are substantially equivalent or superior to our solutions or that inappropriately incorporate our proprietary technology into their solutions. Competitors may hire our former employees who may misappropriate our proprietary technology or misuse our confidential information. Although we rely in part upon confidentiality agreements with our employees, consultants and other third parties to protect our trade secrets and other confidential information, those agreements may not effectively prevent disclosure of trade secrets and other confidential information and may not provide an adequate remedy in the event of misappropriation of trade secrets or unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and confidential information, and in such cases we could not assert any trade secret rights against such parties.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may adversely affect our business, operating results and financial condition. Certain jurisdictions may not provide adequate legal infrastructure for effective protection of our intellectual property rights. Changing legal interpretations of liability for unauthorized use of our solutions or lessened sensitivity by corporate, government or institutional users to refraining from intellectual property piracy or other infringements of intellectual property could also harm our business.

It is possible that innovations for which we seek patent protection may not be protectable. Additionally, the process of obtaining patent protection is expensive and time consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Given the cost, effort, risks and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may not choose to seek patent protection for certain innovations. However, such patent protection could later prove to be important to our business. Even if issued, there can be no assurance that any patents will have the coverage originally sought or adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. Any patents that are issued may be invalidated or otherwise limited, or may lapse or may be abandoned, enabling other companies to better develop products that compete with our solutions, which could adversely affect our competitive business position, business prospects and financial condition.

We cannot assure you that the measures we have taken to protect our intellectual property will adequately protect us, and any failure to protect our intellectual property could harm our business.

We may not be able to enforce our intellectual property rights throughout the world, which could adversely impact our international operations and business.

The laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Many companies have encountered significant problems in protecting and enforcing intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection. This could make it difficult for us to stop the infringement or misappropriation of our intellectual property rights. Proceedings to enforce our proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to enforce our intellectual property rights in such countries may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop, which could have a material adverse effect on our business, financial condition and results of operations.

Additional government regulations may reduce the size of market for our solutions, harm demand for our solutions, force us to update our solutions or implement changes in our services and increase our costs of doing business.

Any changes in government regulations that impact our customers or their end customers could have a harmful effect on our business by reducing the size of our addressable market, forcing us to update the solutions we offer or otherwise increasing our costs. For example, with respect to our life science customers, regulatory developments related to government-sponsored entitlement programs or U.S. Food and Drug Administration or foreign equivalent regulation of, or denial, withholding or withdrawal of approval of, our customers’ products could lead to a lack of demand for our solutions. Other changes in government regulations, in areas such as privacy, export compliance or anti-bribery statutes, such as the U.S. Foreign Corrupt Practices Act, could require us to implement changes in our solutions, services or operations that increase our cost of doing business and thereby adversely affecting our financial performance.

Failure to comply with certain certifications and standards pertaining to our solutions, as may be required by governmental authorities or other standards-setting bodies, could harm our business. Additionally, failure to comply with governmental laws and regulations could harm our business.

Customers may require our solutions to comply with certain security or other certifications and standards, which are promulgated by governmental authorities or other standards-setting bodies. The requirements necessary to comply with these certifications and standards are complex and often change significantly. If our solutions are late in achieving or fail to achieve compliance with these certifications and standards, including when they revised or otherwise change, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our solutions to such customers, or at a competitive disadvantage, which would harm our business, operating results and financial condition.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

Certain of our solutions are subject to U.S. export controls and may be exported outside the United States only with the required export license or through an export license exception. Additionally, we incorporate encryption technology into our solutions, which may require additional filings prior to export. If we were to fail to comply with U.S. export licensing requirements, U.S. customs regulations, U.S. economic sanctions or other laws, we could be subject to substantial civil and criminal penalties, including fines, incarceration for responsible employees and managers, and the possible loss of export or import privileges. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments and persons. Even though we take precautions to ensure that our channel partners comply with all relevant regulations, any failure by our channel partners to comply with such regulations could have negative consequences, including reputational harm, government investigations and penalties.

In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our solutions or could limit our customers’ ability to implement our solutions in those countries. Changes in our solutions or changes in export and import regulations may create delays in the introduction of our solutions into international markets, prevent our customers with international operations from deploying our solutions globally or, in some cases, prevent the export or import of our solutions to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to export or sell our solutions to, existing or potential customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business, financial condition, and operating results.

We may acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.

As part of our business strategy, we have in the past and may in the future make investments in other companies, solutions or technologies. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users or investors. In addition, if we fail to integrate successfully such acquisitions, or the technologies associated with such acquisitions, into our company, the revenues and operating results of the combined company could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. If we incur more debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations.

If we are required to collect sales and use taxes on the solutions we sell, we may be subject to liability for past sales and our future sales may decrease.

State and local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. Although we have historically collected and remitted sales tax in certain circumstances, it is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to state and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our solutions or otherwise harm our business and operating results.

Uncertainty in global economic conditions may adversely affect our business, operating results or financial condition.

Our operations and performance depend on global economic conditions. Challenging or uncertain economic conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and may cause our customers and potential customers to slow or reduce spending, or vary order frequency, on our solutions. Furthermore, during challenging or uncertain economic times, our customers may face difficulties gaining timely access to sufficient credit and experience decreasing cash flow, which could impact their willingness to make purchases and their ability to make timely payments to us. Global economic conditions have in the past and could continue to have an adverse effect on demand for our solutions, including new bookings and renewal and upsell rates, on our ability to predict future operating results and on our financial condition and operating results. If global economic conditions remain uncertain or deteriorate, it may materially impact our business, operating results and financial condition.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by manmade problems such as terrorism.

        Our corporate headquarters and facilities are located near known earthquake fault zones and are vulnerable to significant damage from earthquakes. The corporate headquarters and facilities are also vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism or vandalism or other misconduct or other unanticipated problems with our facilities could result in lengthy interruptions to our services. If any disaster were to occur, our ability to operate our business at our facilities could be seriously or completely impaired or destroyed. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

Our financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our financial results, and could affect the reporting of transactions completed before the announcement of a change.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, our revenue recognition policy is complex and we often must make estimates and assumptions that could prove to be inaccurate. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about revenue recognition, capitalized software, the carrying values of assets, taxes, liabilities, equity, revenues and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, share-based compensation and income taxes.

We will incur significantly increased costs and devote substantial management time as a result of operating as a newly public company.

As a newly public company, we expect to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are required to comply with the requirements of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) and the Dodd Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Despite recent reform made possible by the Jumpstart Our Business Startups Act (JOBS Act), which allows us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies,” compliance with these requirements has and we expect to continue to increase our legal and financial compliance costs and make some activities more time consuming and costly. In addition, our management and other personnel have and will need to divert attention from operational and other business matters to devote substantial time to these public company requirements.

In particular, after we are no longer an “emerging growth company” as defined under the JOBS Act, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, when applicable to use. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

We are an “emerging growth company,” and we cannot be certain if reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company.” Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We will remain an emerging growth company for up to five years following our IPO, although if our annual gross revenues exceed $1 billion in any fiscal year before that time, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of March 31 of any year before that time, or if we issue more than $1 billion in non-convertible debt over a three-year period, we would cease to be an emerging growth company.

As a newly public company, we have and intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to many public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved by our stockholders. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a newly public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

        In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, and provide significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

We may need additional capital, and we cannot be certain that additional financing will be available.

We may require additional financing in the future. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock or preferred stock, and our stockholders may experience dilution.

If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our solutions;

•	continue to expand our sales and marketing and research and development organizations;

•	acquire complementary technologies, solutions or businesses;

•	expand operations, in the United States or internationally;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated working capital requirements.

Our failure to do any of these things could seriously harm our business, financial condition, and operating results.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (Code), and similar state law provisions, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) to offset future taxable income. If our existing NOLs are subject to limitations arising from ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, also could result in an ownership change under Section 382 of the Code. There is also a risk that our NOLs could expire, or otherwise be unavailable to offset future income tax liabilities due to changes in the law, including regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we attain profitability.

Risks Related to the Securities Market and Investment in Our Common Stock

Our stock price may be volatile, and you may be unable to sell your shares at or above your purchase price.

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the factors described in this “Risk Factors” section or otherwise, and other factors beyond our control, such as fluctuations in the valuations of companies perceived by investors to be comparable to us.

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock.

In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention, which could harm our business.

If securities analysts do not publish research or reports or if they publish unfavorable or inaccurate research about our business and our stock, the price of our stock and the trading volume could decline.

We expect that the trading market for our common stock will be affected by research or reports that industry or financial analysts publish about us or our business. There are many large, well-established companies active in our industry and portions of the markets in which we compete, which may mean that we receive less widespread analyst coverage than our competitors. If one or more of the analysts who covers us downgrades their evaluations of our company or our stock, the price of our stock could decline. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause our stock price to decline.

The concentration of ownership of our common stock among our existing executive officers, directors and significant stockholders may limit your ability to influence corporate matters.

As of March 31, 2013, our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially owned approximately 47.94% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated bases of stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

As of March 31, 2013, we had 22,782,158 shares of common stock outstanding, of which 14,630,888 shares will be available for sale, subject to the volume, manner of sale and other limitations under Rules 144 and 701, upon the expiration of lock-up and market standoff agreements beginning on September 16, 2013, and 66,666 shares will be eligible for sale from time to time thereafter upon the lapse of our right of repurchase with respect to unvested shares. The representatives of the underwriters in our initial public offering may, in their sole discretion and at any time, release all or any portion of the securities subject to lock-up agreements.

Our restated certificate of incorporation and restated bylaws and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

Our restated certificate of incorporation and restated bylaws contain provisions that could delay or prevent a change in control of us. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	providing for a classified board of directors with staggered, three year terms;

•	authorizing the board of directors to issue, without stockholder approval, preferred stock with rights senior to those of our common stock;

•	providing that vacancies on our board of directors be filled by appointment by the board of directors;

•	prohibiting stockholder action by written consent;

•	requiring that certain litigation must be brought in Delaware;

•	limiting the persons who may call special meetings of stockholders; and

•	requiring advance notification of stockholder nominations and proposals.

In addition, we are subject to Section 203 of the Delaware General Corporation Law which may prohibit large stockholders, in particular those owning fifteen percent or more of our outstanding voting stock, from merging or combining with us for a certain period of time without the consent of our board of directors.

These and other provision in our restated certificate of incorporation and our restated bylaws and under the Delaware General Corporation Law could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

We do not anticipate paying any dividends on our common stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Further, our loan and security agreement limits our ability to pay dividends. If we do not pay cash dividends, you would receive a return on your investment in our common stock only if the market price of our common stock is greater at the time you sell your shares than the market price at the time you bought your shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

From January 1, 2013 through March 19, 2013, we issued to our employees, an aggregate of 331,715 shares of our common stock at per share prices ranging from $10.92 to $19.98 pursuant to exercises of options granted under our 2010 Equity Incentive Plan.

The sales of the above securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

b) Use of Proceeds from Public Offering of Common Stock

On March 25, 2013, we closed our initial public offering (IPO) whereby 7,751,000 shares of common stock were sold to the public (inclusive of 1,011,000 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters and 740,000 shares of common stock sold by a selling stockholder). The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-186668 and 333-187370), which were declared effective by the SEC as of March 19, 2013. J.P. Morgan Securities LLC , Deutsche Bank Securities Inc., Stifel, Nicolaus & Company, Incorporated, Pacific Crest Securities LLC, Piper Jaffray & Co. and Raymond James & Associates, Inc. acted as the underwriters. The offering commenced on March 19, 2013 and did not terminate before all of the securities registered in the registration statements were sold. The public offering price of the shares sold in the offering was $15.50 per share. We did not receive any proceeds from the sales of shares by the selling stockholder. The total gross proceeds from the offering to us were $108.7 million. After deducting underwriting discounts and commissions of $7.6 million, we received approximately $101.1 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on March 20, 2013 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in treasury bills and registered money market funds.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

3.1	Restated Certificate of Incorporation of the Registrant

3.2	Restated Bylaws of the Registrant

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema Document

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase Document

*.	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2013

MODEL N INC.

By:	/s/ SUJAN JAIN
Sujan Jain
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number

3.1	Restated Certificate of Incorporation of the Registrant

3.2	Restated Bylaws of the Registrant

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema Document

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase Document

*.	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.