Form 10-Q
period 2013-06-30
MODEL N, INC.
filed 2013-08-09
CIK 1118417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2013, the registrant had 22,953,700 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MODEL N, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	As of June 30, 2013	As of September 30, 2012
Assets
Current Assets:
Cash and cash equivalents	$105,078	$15,768
Short-term investments	59	—
Accounts receivable, net	20,146	12,468
Deferred cost of implementation services, current portion	1,121	1,077
Prepaid expenses	2,124	2,246
Other current assets	138	552
Total current assets	128,666	32,111
Property and equipment, net	6,913	4,590
Goodwill	1,509	1,509
Intangible assets, net	1,001	1,248
Other assets	686	1,140
Total assets	$138,775	$40,598
Liabilities, Convertible Preferred Stock And Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$2,282	$196
Accrued employee compensation	10,419	7,650
Accrued liabilities	3,523	4,432
Deferred revenue, current portion	25,854	29,362
Capital lease obligations, current portion	433	555
Loan obligations, current portion	—	2,500
Total current liabilities	42,511	44,695
Deferred revenue, net of current portion	4,341	2,289
Capital lease obligations, net of current portion	29	349
Loan obligations, net of current portion	—	2,627
Other long-term liabilities	684	1,125
Total liabilities	47,565	51,085
Commitments and contingencies
Convertible Preferred Stock:
Convertible preferred stock, $0.00005 par value; no shares and 20,571 shares authorized, no shares and 20,103 shares issued and outstanding as of June 30, 2013 and September 30, 2012, respectively	—	41,776
Stockholders’ Equity (Deficit):
Common Stock, $0.00015 par value; 200,000 and 100,000 shares authorized as of June 30, 2013 and September 30, 2012, respectively; 22,946 and 8,131 shares issued and outstanding as of June 30, 2013 and September 30, 2012, respectively	3	1
Preferred Stock, $0.00015 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	154,312	9,045
Accumulated other comprehensive loss	(242)	(120)
Accumulated deficit	(62,863)	(61,189)
Total stockholders’ equity (deficit)	91,210	(52,263)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$138,775	$40,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Revenues:
License and implementation	$16,419	$13,191	$43,362	$36,215
SaaS and maintenance	10,828	9,582	30,785	24,855
Total revenues	27,247	22,773	74,147	61,070
Cost of Revenues:
License and implementation	7,527	5,712	19,887	16,255
SaaS and maintenance	4,865	5,616	14,169	13,280
Total cost of revenues	12,392	11,328	34,056	29,535
Gross profit	14,855	11,445	40,091	31,535

Operating Expenses:
Research and development	4,063	4,491	12,665	13,481
Sales and marketing	5,256	5,356	16,362	15,042
General and administrative	3,883	2,618	11,518	7,784
Total operating expenses	13,202	12,465	40,545	36,307
Income (loss) from operations	1,653	(1,020)	(454)	(4,772)
Interest expense, net	85	160	326	514
Other (income) expenses, net	(48)	(36)	664	549
Income (loss) before income taxes	1,616	(1,144)	(1,444)	(5,835)
Provision for income taxes	81	92	230	231
Net income (loss)	$1,535	$(1,236)	$(1,674)	$(6,066)
Net income (loss) per share attributable to common stockholders:
Basic	$0.07	$(0.16)	$(0.12)	$(0.78)
Diluted	$0.06	$(0.16)	$(0.12)	$(0.78)
Weighted average number of shares used in computing net income (loss) per share attributable to common stockholders:
Basic	22,798	7,912	13,647	7,754
Diluted	26,072	7,912	13,647	7,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$1,535	$(1,236)	$(1,674)	$(6,066)
Foreign currency translation loss, net of taxes	(98)	(86)	(122)	(61)
Total comprehensive income (loss)	$1,437	$(1,322)	$(1,796)	$(6,127)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(1,674)	$(6,066)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	1,414	1,083
Amortization of intangible assets	247	151
Stock-based compensation	3,306	2,005
Loss on disposal of property and equipment	2	—
Amortization of debt discount	81	31
Changes in fair value of preferred stock warrant liability	671	355
Provision for doubtful accounts	9	(3)
Deferred income taxes	90	100
Changes in assets and liabilities
Accounts receivable	(7,767)	306
Prepaid expenses and other current assets	(1,861)	(250)
Deferred cost of implementation services	305	(275)
Accounts payable	1,899	388
Accrued employee compensation	2,699	5,736
Other accrued and long-term liabilities	1,271	55
Deferred revenue	(1,376)	3,756
Net cash (used in) provided by operating activities	(684)	7,372
Cash Flows From Investing Activities
Purchases of property and equipment	(811)	(1,026)
Capitalization of software development costs	(2,698)	(520)
Purchase of short-term investments	(63)	—
Acquisition of a business	—	(3,000)
Net cash used in investing activities	(3,572)	(4,546)
Cash Flows From Financing Activities
Proceeds from initial public offering, net of underwriting discounts and commissions of $7.6 million	101,064	—
Proceeds from issuance of common stock upon exercise of stock options	768	587
Payments for deferred offering costs	(2,562)	—
Principal payments on capital lease obligations	(442)	(419)
Principal payments on loan	(5,208)	(1,667)
Net cash provided by (used in) financing activities	93,620	(1,499)
Effect of exchange rate changes on cash and cash equivalents	(54)	(44)
Net increase in cash and cash equivalents	89,310	1,283
Cash and cash equivalents
Beginning of the period	15,768	18,420
End of the period	$105,078	$19,703
Noncash Investing and Financing Activities:
Acquisition of property and equipment under capital leases	$—	$95
Capitalized stock options in software development costs	104	5
Issuance of convertible preferred stock warrant in connection with loan financing	—	160
Net settlement for exercise of common stock warrant	300	—
Deferred offering costs not yet paid	385	—
Conversion of convertible preferred stock to common stock	41,776	—
Conversion of preferred stock warrant to common stock warrant	1,419	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Fiscal Year

The Company’s fiscal year ends on September 30. References to fiscal year 2013, for example, refer to the fiscal year ending September 30, 2013.

Initial Public Offering

On March 25, 2013, the Company closed its initial public offering (IPO) whereby 7,751,000 shares of common stock were sold to the public (inclusive of 1,011,000 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters and 740,000 shares of common stock sold by a selling stockholder). The aggregate net proceeds received by the Company from the offering were $101.1 million, net of underwriting discounts and commissions. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 7,249,987 shares of common stock, and an outstanding warrant to purchase convertible preferred stock automatically converted into a warrant to purchase 86,655 shares of common stock. In May 2013, the warrant was converted into 71,847 shares of common stock, net of the warrant price.

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

In the opinion of management, all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet as of June 30, 2013; the condensed consolidated statements of operations for the three and nine months ended June 30, 2013 and 2012; the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended June 30, 2013 and 2012; and the condensed consolidated statements of cash flows for the nine months ended June 30, 2013 and 2012; have been made. The results of operations for the three and nine months ended June 30, 2013 are not necessarily indicative of the operating results for the full fiscal year 2013 or any future periods.

The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include revenue recognition, legal contingencies, income taxes, stock-based compensation, software development costs, valuation of intangibles, valuation of common stock and valuation of the convertible preferred stock warrant. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.

Revenue Recognition

Revenues are comprised of license and implementation revenues and Software as a Service (SaaS) and maintenance revenues.

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

In SaaS arrangements where subscription fees and implementation services have a standalone value, the Company allocates revenue to each element in the arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if VSOE is not available, or best estimated selling price (BESP), if neither VSOE nor TPE is available. As the Company has been unable to establish VSOE or TPE for the elements of its arrangements, the Company establishes the BESP for each element by considering company-specific factors such as existing pricing and discounting. The consideration allocated to subscription fees is recognized as revenue ratably over the contract period. The consideration allocated to implementation services is recognized as revenue as services are performed. The total arrangement fee for a multiple element arrangement is allocated based on the relative BESP of each element.

Maintenance and support revenues include post-contract customer support and the right to unspecified software updates and enhancements on a when and if available basis. Application support revenues include post-contract customer support for our software solutions, including support for any customer-specific configurations. Maintenance and support revenues, and application support revenues are recognized ratably over the period in which the services are provided. The revenues from training and customer-reimbursed expenses are recognized as the Company delivers these services.

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

The Company does not offer any contractual rights of return, rebates or price protection. The Company’s implementation projects generally have a term ranging from a few months to three years and may be terminated by the customer at any time. Should a loss be anticipated on a contract, the full amount of the loss is recorded when the loss is determinable. The Company updates its estimates regarding the completion of implementations based on changes to the expected contract value and revisions to its estimates of time required to complete each implementation project. Amounts that may be payable to customers to settle customer disputes are recorded as a reduction in revenues or reclassified from deferred revenue to customer payables in other accrued liabilities.

Recent Accounting Pronouncements

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Prospectus, except for the following:

In March 2013, the FASB issued ASU No. 2013-05—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This update will be effective for fiscal years beginning after December 15, 2013. The Company does not expect the adoption of this update will have a material impact on its consolidated financial statements, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

In February 2013, the FASB issued ASU No. 2013-02—Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income to improve the reporting of reclassifications out of accumulated other comprehensive income. This update requires the effect of significant reclassifications out of accumulated other comprehensive income be shown by component only if the amount reclassified is required to be reclassified to net income under U.S. GAAP. If the reclassification to net income is not required under U.S. GAAP, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This update will be effective for fiscal years beginning after December 15, 2012. The Company does not expect the adoption of this update will have a material impact on its consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04—Technical Corrections and Improvements. The amendments in this ASU cover a wide range of topics in the ASC. These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal years beginning after December 15, 2012. The Company does not expect this to have a material impact on its consolidated financial statements.

2.	Fair Value of Financial Instruments

The financial instruments of the Company consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and certain accrued liabilities. The Company regularly reviews its financial instruments portfolio to identify and evaluate such instruments that have indications of possible impairment. When there is no readily available market data, fair value estimates are made by the Company, which involves some level of management estimation and judgment and may not necessarily represent the amounts that could be realized in a current or future sale of these assets.

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

The Company’s Level 1 assets consist of United States treasury bills and certificates of deposit. These instruments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

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

The table below sets forth the Company’s cash equivalents, short-term investments and liabilities as of June 30, 2013 and September 30, 2012, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of June 30, 2013:
Assets:
Cash equivalents:
Treasury bills	$95,504	$—	$—	$95,504
Short-term investments:
Certificates of deposit	$59	$—	$—	$59
As of September 30, 2012:
Assets:
Cash equivalents:
Money market funds	$14,387	$—	$—	$14,387
Liabilities:
Contingent consideration in connection with a business acquisition	$—	$—	$354	$354
Convertible preferred stock warrant	$—	$—	$748	$748

The Company performed the final re-measurement of the convertible preferred stock warrant at the closing date of its IPO on March 25, 2013, and reclassified the warrant from other long-term liabilities to additional paid-in capital.

The Company decreased the balance of contingent consideration payable in connection with a business acquisition to zero and accordingly recognized a credit of $0.3 million for the nine months ended June 30, 2013 because the probability of achieving the milestone was considered remote.

Cash equivalents in the above table exclude $9.6 million and $1.4 million held in cash by the Company in its bank accounts as of June 30, 2013 and September 30, 2012, respectively.

There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the nine months ended June 30, 2013.

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value recorded as cash and cash equivalents as of June 30, 2013:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents:
Treasury bills	$95,504	$—	$—	$95,504

3.	Convertible Preferred Stock

Upon the closing of the IPO, all outstanding shares of convertible preferred stock were converted into shares of common stock, and an outstanding warrant to purchase convertible preferred stock automatically converted into a warrant to purchase 86,655 shares of common stock. In May 2013, the warrant was converted into 71,847 shares of common stock, net of the warrant price.

Convertible Preferred Stock Warrant

On October 19, 2010, in connection with a loan agreement, the Company issued a warrant to purchase 86,655 shares of the Company’s Series C Preferred Stock at an exercise price of $3.462 per share. The warrant is exercisable in whole or in part at any time on or before the expiration date of the 10-year anniversary from the issuance date. Upon the closing of the IPO, this warrant automatically converted into a warrant to purchase the same number of shares of common stock at the same exercise price per share.

Prior to the closing of the IPO, the Company re-measured the fair value of the preferred stock warrant at each balance sheet date. The fair value of the outstanding warrant was classified within non-current liabilities on the condensed consolidated balance sheets, and any changes in fair value were recognized as a component of other (income) expenses, net in the consolidated statements of operations.

Upon the closing of the IPO, the warrant was reclassified from liability to equity and the Company will no longer record any mark-to-market changes in the fair value of the warrant. The Company performed the final re-measurement of the warrant on March 25, 2013, the closing date of the IPO, and recorded an expense of $0.7 million arising from the revaluation during the three months ended March 31, 2013. In May 2013, the warrant was converted into 71,847 shares of common stock, net of the warrant price.

The fair value of the outstanding warrant was determined using the Black-Scholes-Merton option-pricing model. The fair value of the warrant was estimated using the following assumptions for the periods presented below.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Risk-free interest rate	—	1.12%	0.92%	1.09%
Dividend yield	—	—	—	—
Volatility	—	54%	45%	50%
Expected term (in years)	—	8.30	5.92	8.55

The change in the fair value of the convertible preferred stock warrant liability during the periods presented is summarized below.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Opening balance	$—	$846	$748	$403
Increase (decrease) in fair value	—	(88)	671	355
Reclassification of warrant to additional paid-in capital	—	—	(1,419)	—
Closing balance	$—	$758	$—	$758

4.	Stock-based Compensation

The Company’s board of directors (Board) adopted the 2013 Equity Incentive Plan (2013 Plan) in February 2013, and the stockholders approved the 2013 Plan in March 2013. The 2013 Plan became effective on March 18, 2013 and will terminate in February 2023. The 2013 Plan serves as the successor equity compensation plan to the 2010 Equity Incentive Plan (2010 Plan). The 2013 Plan was approved with a reserve of 8.0 million shares, which consists of 2.5 million shares of the Company’s common stock reserved for future issuance under the 2013 Plan and shares of common stock previously reserved but unissued under the 2010 Plan. In addition, any shares of common stock subject to outstanding awards under the 2010 Plan and 2000 Plan that are issuable upon the exercise of options that expire without having been exercised in full, are forfeited or repurchased by us at the original purchase price or are used to pay the exercise price or withholding obligations related to any award will be available for future grant and issuance under the 2013 Plan. Additionally, the 2013 Plan provides for automatic increases in the number of shares available for issuance under it on October 1 of each of the first four calendar years during the term of the 2013 Plan by the lesser of 5% of the number of shares of common stock issued and outstanding on each September 30 immediately prior to the date of increase or the number determined by our board of directors. No further grants will be made under the 2010 Plan, and the balances under the 2010 Plan have been transferred to the 2013 Plan. The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, Restricted Stock Units and stock bonuses.

Stock-based compensation expenses were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Cost of services:
License and implementation	$240	$61	$370	$207
SaaS and maintenance	215	77	403	469
Research and development	305	56	457	226
Sales and marketing	686	167	1,399	941
General and administrative	361	50	677	162
Total stock-based compensation expenses	$1,807	$411	$3,306	$2,005

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Stock options	$463	$235	$1,365	$951
Restricted stock awards (RSA)	175	181	528	1,059
Restricted stock units (RSU)	756	—	979	—
Employee Stock Purchase Plan (ESPP)	476	—	538	—
Total stock-based compensation	1,870	416	3,410	2,010
Less: Capitalized stock options	(63)	(5)	(104)	(5)
Total stock-based compensation expenses	$1,807	$411	$3,306	$2,005

The following table summarizes the stock option, RSU and restricted stock awards activities during the nine months ended June 30, 2013:

		Outstanding Awards
	Shares Available for Grant	Number of Options	Weighted Average Exercise Price	Number of Restricted Stock Units	Number of Restricted Stock Awards
	(in thousands, except exercise price)
Balance at September 30, 2012	982	4,559	$4.34	20	—
Increase in shares reserved	2,761
Granted	(1,299)	256	13.86	1,043	—
Exercised/released	—	(484)	1.59	—	—
Forfeited	224	(194)	8.72	(28)	(2)
Canceled	—	—	—	—	2
Expired	39	(39)	3.68	—	—
Balance at June 30, 2013	2,707	4,098	$5.05	1,035	—

Employee Stock Purchase Plan

The 2013 Employee Stock Purchase Plan (ESPP) became effective on March 19, 2013. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value, as defined in the ESPP, subject to any plan limitations. Except for the initial offering period, the ESPP provides for six-month offering periods, starting on February 20 and August 20 of each year. The initial offering period began on March 19, 2013 and will end on February 19, 2014.

Restricted Stock Awards Issued to Certain Employees in Connection with the LeapFrogRx Acquisition

In January 2012, the Company issued 200,000 shares of common stock to certain employees of LeapFrogRx, Inc. (LeapFrogRx) in connection with the acquisition of LeapFrogRx. Of these shares, 64,445 and 133,333 shares were subject to repurchase as of June 30, 2013 and September 30, 2012, respectively.

Valuation Assumptions

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the period presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Risk-free interest rate	1.10%	1.12%	1.05%	1.08%
Dividend yield	—	—	—	—
Volatility	49%	54%	49%	47%
Expected term (in years)	6.08	6.08	6.08	5.96

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

The following table presents the weighted-average assumptions used to estimate the fair value of the ESPP during the period from March 19, 2013 to June 30, 2013:

Risk-free interest rate	0.15%
Dividend yield	—
Volatility	36%
Expected term (in years)	0.92

5.	Income Taxes

The Company recorded an income tax provision of $81,000, $92,000, $230,000 and $231,000 for the three months ended June 30, 2013 and 2012 and the nine months ended June 30, 2013 and 2012, respectively, representing effective income tax rates of 5%, (8)%, (16)% and (4)%, respectively. The Company’s effective income tax rate during these periods differs from the Company’s federal statutory rate of 34% primarily due to permanent differences for stock-based compensation and the impact of state income taxes and foreign tax rate differences.

6.	Net Income (Loss) per Share

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders under the two-class method during the period presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders - Basic and diluted	$1,535	$(1,236)	$(1,674)	$(6,066)
Denominator:
Weighted average shares used in computing net income (loss) per share attributable to common stockholders - Basic	22,798,048	7,912,172	13,646,814	7,753,571
Effect of dilutive stock option	2,840,161	—	—	—

Effect of dilutive RSU and RSA	311,314	—	—	—
Effect of dilutive ESPP and warrant	122,006	—	—	—
Weighted average shares used in computing net income (loss) per share attributable to common stockholders - Diluted	26,071,528	7,912,172	13,646,814	7,753,571
Net income (loss) per share attributable to common stockholders
Basic	$0.07	$(0.16)	$(0.12)	$(0.78)
Diluted	$0.06	$(0.16)	$(0.12)	$(0.78)

7.	Geographic Information

The Company has one operating segment with one business activity—developing and monetizing revenue management solutions.

Revenues from External Customers

Revenues from customers outside the United States were 14% and 11% of total revenues for the three months and nine months ended June 30, 2013, respectively. Revenues from customers outside the United States were less than 10% of total revenues for both the three months and nine months ended June 30, 2012.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region:

	As of June 30, 2013	As of September 30, 2012
	(in thousands)
United States	$5,887	$3,335
Other	1,026	1,255
Total property and equipment, net	$6,913	$4,590

8.	Acquisition

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

The Company made payments of $3.0 million in July 2012 and $1.0 million in January 2013. Additionally, payments of $1.0 million are due on each of January 2014 and 2015. Due to the employment service criteria associated with these payments, expenses are being recognized ratably over the term of each payment beginning from the date of the acquisition. The Company recognized compensation expenses of $0.2 million and $0.9 million for the three months and nine months ended June 30, 2013, respectively. The Company recognized compensation expenses of $2.0 million and $3.6 million for the three months and nine months ended June 30, 2012.

In addition, up to $1.0 million of earn-out consideration is payable based on revenue recognized during the twelve-month period January 2014. Due to the employment service criteria associated with these payments, expenses are being recognized ratably over the term of each payment beginning from the date of acquisition. The Company recognized zero for the three months ended June 30, 2013 and recognized a credit of $0.3 million for the nine months ended June 30, 2013, respectively. The Company recognized expenses of $0.1 million and $0.2 million for the three months and nine months ended June 30, 2012, respectively.

The Company paid one-time retention bonus amounts to the former employees of LeapFrogRx totaling $0.3 million in January 2013 and guaranteed bonus payments totaling $0.4 million for the fiscal year ended September 30, 2012 that were subject to continuous employment. In addition, the Company issued 200,000 shares of restricted stock to certain employees of LeapFrogRx (see Note 4).

Included in the Company’s condensed consolidated statement of operations for the three months and nine months ended June 30, 2012, are revenues of approximately $2.3 million and $3.9 million from LeapFrogRx since its acquisition in January 2012.

Pro Forma Results

Pro forma results assuming that the acquisition had occurred as of October 1, 2010 would have resulted in total revenues and a net loss of $64.4 million and $6.2 million, respectively, for the nine months ended June 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (Securities Act) and the Securities Exchange Act of 1934 (Exchange Act). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “anticipates,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Forward-looking statements are based only on our current expectations and projections and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below under “Part II, Item 1A. Risk Factors,” and elsewhere in this report. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

We derive revenues primarily from the sale of our on-premise and cloud-based solutions and related implementation services, as well as maintenance and support and application support. We price our solutions based on a number of factors, including revenues under management and number of users. Our license and implementation revenues are comprised of sales of perpetual license and related implementation services, which revenues are recognized over the implementation period, which commences when implementation work begins and typically ranges from a few months to three years. Maintenance and support revenues are recognized ratably over the support period, which is typically one year. SaaS revenues for cloud-based solutions are derived from subscription fees from customers accessing our cloud-based solutions, as well as from associated implementation services. The actual timing of revenue recognition may vary based on our customers’ implementation requirements and availability of our services personnel.

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

For the three months ended June 30, 2013 and 2012, our revenues were $27.2 million and $22.8 million, respectively, representing year-over-year growth of approximately 20%. We recently experienced challenges in sales execution and our ability to maintain this growth rate throughout our 2014 fiscal year will depend on how quickly we can strengthen this area. For the three months ended June 30, 2013, approximately 14% of our revenues were derived from customers located outside the United States.

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

Our four-quarter revenues from existing customers for the periods presented were as follows:

	Four Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
	(unaudited) (in thousands)
Four-quarter revenues	$66,785	$73,157	$76,892	$77,633	$82,956	$85,856

Non-GAAP Financial Measure

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States (U.S. GAAP). We define Adjusted EBITDA as net loss before LeapFrogRx compensation charges, as discussed below, stock-based compensation, depreciation and amortization, interest expense, net, other income (expenses), net, and provision for income taxes. We believe Adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. We also use this measure internally to establish budgets and operational goals to manage our business and evaluate our performance.

We understand that, although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results of operations as reported under U.S. GAAP. These limitations include:

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

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following tables provide a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$1,535	$(1,236)	$(1,674)	$(6,066)
Adjustments:
LeapFrogRx compensation charges	200	2,144	614	3,933
Stock-based compensation	1,807	411	3,306	2,005
Depreciation and amortization	559	462	1,661	1,234
Interest expense, net	85	160	326	514
Other (income) expenses, net	(48)	(36)	664	549
Provision for income taxes	81	92	230	231
Adjusted EBITDA	$4,219	$1,997	$5,127	$2,400

Adjusted EBITDA was $4.2 million, $2.0 million, $5.1 million and $2.4 million for the three months ended June 30, 2013 and 2012 and nine months ended June 30, 2013 and 2012, respectively. Our Adjusted EBITDA for the three and nine months ended June 30, 2013 increased primarily due to increases in total revenues, which were partially offset by increased expenses. The increase in expenses was primarily due to increases in personnel costs arising principally from headcount increases and increased use of third-party contractors.

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

Cost of Revenues

Our total cost of revenues is comprised of the following:

License and Implementation

Cost of license and implementation revenues includes costs related to the implementation of our on-premise solutions. Cost of license and implementation revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation and overhead allocation as well as third-party contractors, royalty fees paid to third parties for rights to their intellectual property and travel-related expenses. Cost of license and implementation revenues may vary from period to period depending on a number of factors, including the amount of implementation services required to deploy our solutions and the level of involvement of third-party contractors providing implementation services.

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

Research and Development

Our research and development expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation and overhead allocation as well as third-party contractors and travel-related expenses. Our software development costs for new software solutions and enhancements to existing software solutions are generally expensed as incurred. However, we capitalize development costs incurred in connection with the development of certain additional service offerings that will only be offered through the cloud. We expect to cease capitalization of development costs when we have completed all final testing of this product, at which time amortization charges related to such capitalized costs will be included in cost of revenues. As of June 30, 2013, we had $4.0 million of capitalized software development costs. We have not begun to amortize any of these capitalized software development costs as the development of the product is not completed. We expect our research and development expenses to increase in absolute dollars as we continue to develop new applications and enhance our existing software solutions.

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel-related costs including salary, bonus, commissions, stock-based compensation, and overhead allocation as well as third-party contractors, travel-related expenses and marketing programs. We recognize sales commission expense upon contract signing, while we recognize revenue over the period the services are provided. We expect our sales and marketing expenses to increase in absolute dollars as we increase the number of our sales and marketing employees to support the growth in our business.

General and Administrative

Our general and administrative expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation, and overhead allocation, audit and legal fees as well as third-party contractors and travel-related expenses. We expect to incur significant additional accounting and legal costs related to being a public company, as well as additional insurance, investor relations and other costs. In addition, we expect to incur additional costs related to the implementation of a new enterprise resource planning (ERP) system.

LeapFrogRx Compensation Charges

In January 2012, we acquired LeapFrogRx for initial cash consideration of $3.0 million as well as potential additional payments to former LeapFrogRx stockholders totaling up to $8.3 million, which are expected to be incurred through January 2015. These additional payments are, among other things, subject to future continued employment and are therefore considered compensatory in nature and are being recognized as compensation expense (LeapFrogRx compensation charges) over the term of each component. As of June 30, 2013, we had expensed an aggregate of $5.5 million of LeapFrogRx compensation charges.

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
License and implementation	$16,419	$13,191	$43,362	$36,215
SaaS and maintenance	10,828	9,582	30,785	24,855
Total revenues	27,247	22,773	74,147	61,070
Cost of Revenues:
License and implementation(1)	7,527	5,712	19,887	16,255
SaaS and maintenance(1)	4,865	5,616	14,169	13,280
Total cost of revenues	12,392	11,328	34,056	29,535
Gross profit	14,855	11,445	40,091	31,535

Operating Expenses:
Research and development(1)	4,063	4,491	12,665	13,481
Sales and marketing(1)	5,256	5,356	16,362	15,042
General and administrative(1)	3,883	2,618	11,518	7,784
Total operating expenses	13,202	12,465	40,545	36,307
Income (loss) from operations	1,653	(1,020)	(454)	(4,772)
Interest expense, net	85	160	326	514
Other (income) expenses, net	(48)	(36)	664	549
Income (loss) before income taxes	1,616	(1,144)	(1,444)	(5,835)
Provision for income taxes	81	92	230	231
Net income (loss)	$1,535	$(1,236)	$(1,674)	$(6,066)

(1)	Includes stock-based compensation as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Cost of services:
License and implementation	$240	$61	$370	$207
SaaS and maintenance	215	77	403	469
Research and development	305	56	457	226
Sales and marketing	686	167	1,399	941
General and administrative	361	50	677	162
Total stock-based compensation	$1,807	$411	$3,306	$2,005

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(as of % of revenues)
Revenues:
License and implementation	60%	58%	58%	59%
SaaS and maintenance	40	42	42	41
Total revenues	100	100	100	100
Cost of Revenues:
License and implementation	27	25	27	26
SaaS and maintenance	18	25	19	22
Total cost of revenues	45	50	46	48
Gross profit	55	50	54	52

Operating Expenses:
Research and development	15	20	17	22
Sales and marketing	20	24	22	25
General and administrative	14	11	16	13
Total operating expenses	49	55	55	60
Income (loss) from operations	6	(5)	(1)	(8)
Interest expense, net	—	—	—	1
Other (income) expenses, net	—	—	1	1
Income (loss) before income taxes	6	(5)	(2)	(10)
Provision for income taxes	—	—	—	—
Net income (loss)	6%	(5)%	(2)%	(10)%

Comparison of the Three Months Ended June 30, 2013 and 2012

Revenues

	Three Months Ended June 30,
	2013		2012		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and implementation	$16,419	60%	$13,191	58%	$3,228	24%
SaaS and maintenance	10,828	40	9,582	42	1,246	13
Total revenues	$27,247	100%	$22,773	100%	$4,474	20

License and Implementation

License and implementation revenues increased by $3.2 million, or 24%, to $16.4 million for the three months ended June 30, 2013 from $13.2 million for the three months ended June 30, 2012. Our revenues from existing customers were $13.2 million for the three months ended June 30, 2013 and $9.6 million for the three months ended June 30, 2012. The increase was primarily due to an increase in sales volume.

SaaS and Maintenance

SaaS and maintenance revenues increased by $1.2 million, or 13%, to $10.8 million for the three months ended June 30, 2013 from $9.6 million for the three months ended June 30, 2012. The increase in SaaS and maintenance revenues was primarily due to an increase in maintenance and support, and application support revenues of $0.9 million due to an increase in the number of service contracts and an increase in SaaS and related implementation revenues of $0.2 million.

Cost of Revenues

	Three Months Ended June 30,
	2013		2012		Change
	Amount	% of Revenues	Amount	% of Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License and implementation	$7,527	27%	$5,712	25%	$1,815	32%
SaaS and maintenance	4,865	18	5,616	25	(751)	(13)
Total cost of revenues	$12,392	45	$11,328	50	$1,064	9
Gross profit:
License and implementation	$8,892	33%	$7,479	33%	$1,413	19%
SaaS and maintenance	5,963	22	3,966	17	1,997	50
Total gross profit	$14,855	55	$11,445	50	$3,410	30

License and Implementation

Cost of license and implementation revenues increased by $1.8 million, or 32%, to $7.5 million during the three months ended June 30, 2013 from $5.7 million for the three months ended June 30, 2012. The increase in the cost of license and implementation revenues was primarily due to additional in-house personnel as well as third-party contractors deployed in the professional services group.

SaaS and Maintenance

Cost of SaaS and maintenance revenues decreased by $0.8 million, or 13%, to $4.9 million during the three months ended June 30, 2013 from $5.6 million for the three months ended June 30, 2012. The decrease in the cost of SaaS and maintenance revenues was primarily the result of a decrease in LeapFrogRx compensation charge of $1.1 million, partially offset by an increase in personnel costs and third-party contractors’ charges of $0.3 million.

Operating Expenses

	Three Months Ended June 30,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$4,063	$4,491	$(428)	(10)%
Sales and marketing	5,256	5,356	(100)	(2)
General and administrative	3,883	2,618	1,265	48
Total operating expenses	$13,202	$12,465	$737	6

Research and Development

Research and development expenses decreased by $0.4 million, or 10%, to $4.1 million during the three months ended June 30, 2013 as compared to $4.5 million for the three months ended June 30, 2012. The decrease was the result of an increase in expenses allocated to cost of revenues for time spent on revenue generating projects of $0.7 million, partially offset by an increase in stock-based compensation of $0.3 million. We believe that continued investment in our technology is important to our future growth, and as a result, we expect research and development expenses to increase in absolute dollars in the future.

Sales and Marketing

Sales and marketing expenses during the three months ended June 30, 2013 were relatively consistent with sales and marketing expenses for the three months ended June 30, 2012. We expect sales and marketing expenses to increase in absolute dollars in the future as we continue to expand our direct sales teams and increase our marketing activities.

General and Administrative

General and administrative expenses increased by $1.3 million, or 48%, to $3.9 million during the three months ended June 30, 2013 as compared to $2.6 million for the three months ended June 30, 2012. This increase was primarily due to an increase in personnel costs of $0.5 million due to the increase in headcount and an increase in stock-based compensation of $0.3 million. We expect to incur higher general and administrative expenses in absolute dollars as a result of both our growth and our being a public company, including higher legal, insurance and accounting expenses.

Interest and Other Expense, Net

	Three Months Ended June 30,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest expense, net	$85	$160	$(75)	(47)%
Other (income) expenses, net	(48)	(36)	(12)	33

Interest expense, net primarily relates to financing costs related to our term loan and capital leases. The decrease was primarily due to the repayment in full of our term loan in May 2013.

Other (income) expenses, net during the three months ended June 30, 2013 were relatively consistent with other (income) expenses, net for the three months ended June 30, 2012.

Provision for Income Taxes

	Three Months Ended June 30,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$81	$92	$(11)	(12)%

Provision for income taxes is primarily related to the state minimum tax and foreign tax on our profitable foreign operations. The change in income tax provision is primarily due to the change in income related to our foreign operations.

Comparison of the Nine Months Ended June 30, 2013 and 2012

Revenues

	Nine Months Ended June 30,
	2013		2012		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and implementation	$43,362	58%	$36,215	59%	$7,147	20%
SaaS and maintenance	30,785	42	24,855	41	5,930	24
Total revenues	$74,147	100%	$61,070	100%	$13,077	21

License and Implementation

License and implementation revenues increased by $7.1 million, or 20%, to $43.3 million for the nine months ended June 30, 2013 from $36.2 million for the nine months ended June 30, 2012. Our revenues from existing customers were $36.8 million for the nine months ended June 30, 2013 and $28.4 million for the nine months ended June 30, 2012. The increase was primarily due to an increase in sales volume.

SaaS and Maintenance

SaaS and maintenance revenues increased by $5.9 million, or 24%, to $30.8 million for the nine months ended June 30 from $24.9 million for the nine months ended June 30, 2012. The increase in SaaS and maintenance revenues was primarily due to an increase in SaaS and related implementation revenues of $4.1 million and an increase in maintenance and application support revenues of $2.1 million due to an increase in the number of service contracts.

Cost of Revenues

	Nine Months Ended June 30,
	2013		2012		Change
	Amount	% of Revenues	Amount	% of Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License and implementation	$19,887	27%	$16,255	26%	$3,632	22%
SaaS and maintenance	14,169	19	13,280	22	889	7
Total cost of revenues	$34,056	46	$29,535	48	$4,521	15
Gross profit:
License and implementation	$23,475	31%	$19,960	33%	$3,515	18%
SaaS and maintenance	16,616	23	11,575	19	5,041	44
Total gross profit	$40,091	54	$31,535	52	$8,556	27

License and Implementation

Cost of license and implementation revenues increased by $3.6 million, or 22%, to $19.9 million during the nine months ended June 30, 2013 from $16.3 million for the nine months ended June 30, 2012. The increase in the cost of license and implementation revenues was primarily due to additional in-house personnel as well as third-party contractors deployed in the professional services group.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased by $0.9 million, or 7%, to $14.2 million during the nine months ended June 30, 2013 from $13.3 million for the nine months ended June 30, 2012. The increase in the cost of SaaS and maintenance revenues was primarily the result of an increase in personnel costs and third party contractors’ charges of $2.9 million, partially offset by a decrease in LeapFrogRx compensation charge of $2.0 million.

Operating Expenses

	Nine Months Ended June 30,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$12,665	$13,481	$(816)	(6)%
Sales and marketing	16,362	15,042	1,320	9
General and administrative	11,518	7,784	3,734	48
Total operating expenses	$40,545	$36,307	$4,238	12

Research and Development

Research and development expenses decreased by $0.8 million, or 6%, to $12.7 million during the nine months ended June 30, 2013 as compared to $13.5 million for the nine months ended June 30, 2012. The decrease was the result capitalization of software development costs of $1.6 million, partially offset by an increase in personnel costs of $0.5 million primarily due to increased headcount and an increase in stock-based compensation of $0.3 million.

Sales and Marketing

Sales and marketing expenses increased by $1.3 million, or 9%, to $16.4 million during the nine months ended June 30, 2013 as compared to $15.0 million for the nine months ended June 30, 2012. The increase was primarily the result of an increase in stock-based compensation of $0.7 million and an increase in travel related expenses of $0.6 million.

General and Administrative

General and administrative expenses increased by $3.7 million, or 48%, to $11.5 million during the nine months ended June 30, 2013 as compared to $7.8 million for the nine months ended June 30, 2012. This increase was primarily due to an increase in personnel costs of $1.3 million due to increased headcount, an increase in third-party contractor expense of $1.1 million, primarily audit fees and legal fees, an increase in stock-based compensation of $0.5 million and an increase in depreciation of $0.3 million in line with the increase in property and equipment.

Interest and Other Expense, Net

	Nine Months Ended June 30,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest expense, net	$326	$514	$(188)	(37)%
Other expense, net	664	549	115	21

Interest expense, net primarily relates to financing costs related to our term loan and capital leases.

Other expense, net decreased primarily due to an increase of $0.3 million in changes in the fair value of a convertible preferred stock warrant during the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012. Upon the closing of our initial public offering (IPO), the convertible preferred stock warrant automatically converted into a warrant to purchase 86,655 shares of common stock. In May 2013, the warrant was converted into 71,847 shares of common stock, net of the warrant price.

Provision for Income Taxes

	Nine Months Ended June 30,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$230	$231	$(1)	—%

Provision for income taxes is primarily related to the state minimum tax and foreign tax on our profitable foreign operations. The change in income tax provision is primarily due to the change in income related to our foreign operations.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $105.1 million. Since inception, we have financed our operations primarily through proceeds from the issuance of capital stock and since 2006 through cash flows from operations. We expended cash flows in operating activities in the nine months ended June 30, 2013 of $0.7 million and generated $7.4 million of cash in our operations in the nine months ended June 30, 2012.

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

	Nine Months Ended June 30,
	2013	2012
	(in thousands)
Cash flows from operating activities	$(684)	$7,372
Cash flows from investing activities	(3,572)	(4,546)
Cash flows from financing activities	93,620	(1,499)

Initial Public Offering

On March 25, 2013, we closed our IPO whereby 7,751,000 shares of common stock were sold to the public (inclusive of 1,011,000 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters and 740,000 shares of common stock sold by a selling stockholder). The aggregate net proceeds received by us from the IPO were $101.1 million, net of underwriting discounts and commissions.

Cash Flows from Operating Activities

Net cash used in operating activities was $0.7 million for the nine months ended June 30, 2013, compared to net cash provided by operating activities of $7.4 million for the nine months ended June 30, 2012. Net cash used in operating activities for the nine months ended June 30, 2013 was primarily the result of our net loss of $1.7 million and a net decrease in assets and liabilities of $4.8 million partially offset by non-cash items of $5.8 million. The significant components of the assets and liabilities changes included an increase in accounts receivable of $7.8 million, an increase in prepaid expenses and other assets of $1.9 million and a decrease in deferred revenue of $1.4 million, partially offset by an increase in accounts payable, accrued employee compensation and other accrued and long-term liabilities of $5.9 million and an increase in deferred cost of implementation services of $0.3 million. Net cash provided by operating activities in the nine months ended June 30, 2012 was primarily the result of our net loss of $6.1 million offset by non-cash items of $3.7 million and a net increase in assets and liabilities of $9.7 million. The significant components of the assets and liabilities changes included an increase in deferred revenues of $3.8 million, an increase in accounts payable, accrued employee compensation and other accrued and long-term liabilities of $6.2 million and a decrease in accounts receivable of $0.3 million, partially offset by an increase in prepaid expenses and other current assets and deferred cost of implementation services aggregating to $0.5 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.6 million for the nine months ended June 30, 2013, compared to $4.5 million for the nine months ended June 30, 2012. Net cash used in investing activities for the nine months ended June 30, 2013 was primarily due to capitalized software development costs of $2.7 million and the purchase of property and equipment of $0.8 million. Net cash used in investing activities for the nine months ended June 30, 2012 was primarily due to the payment for acquisition of LeapFrogRx of $3.0 million, the purchase of property and equipment of $1.0 million and the capitalization of software development costs of $0.5 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $93.6 million for the nine months ended June 30, 2013, compared to net cash used of $1.5 million for the nine months ended June 30, 2012. Net cash provided by financing activities for the nine months ended June 30, 2013 primarily consisted of IPO proceeds of $101.1 million, net of underwriting discounts, and $0.8 million from exercises of stock options, partially offset by $2.6 million in initial public offering costs and $5.7 million related to the repayment of our term loan and capital lease. Net cash used in financing activities for the nine months ended June 30, 2012 was primarily due to loan and capital lease payments of $2.1 million, partially offset by $0.6 million proceeds from the exercise of employee stock options.

Loan and Security Agreement

In June 2006, we entered into a loan and security agreement with Silicon Valley Bank, which was most recently amended and restated in October 2010. As amended, the loan and security agreement included a term loan to fund business operations and expansion. The term loan required monthly interest-only payments until October 1, 2011, followed by 36 equal monthly payments of principal and accrued interest until it matured on October 1, 2014. The principal amount outstanding bore a fixed interest rate of 8.0% per annum. We repaid this term loan in full in May 2013.

In connection with the October 2010 amendment, we issued a warrant to Silicon Valley Bank to purchase 86,655 shares of convertible preferred stock. Upon the closing of the IPO, the outstanding warrant to purchase convertible preferred stock automatically converted into a warrant to purchase 86,655 shares of common stock. In May 2013, the warrant was converted into 71,847 shares of common stock, net of the warrant price.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred net losses of $1.7 million and $5.7 million for the nine months ended June 30, 2013, and the fiscal year ended September 30, 2012, respectively. As of June 30, 2013, we had an accumulated deficit of $62.9 million. We expect that our expenses will increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications and enhancing existing solutions, extending into the mid-market through the cloud, continuing to penetrate the technology industry and pursuing selective acquisitions. Increased operating expenses related to personnel costs such as salary, bonus, commissions, stock-based compensation and overhead allocation as well as third-party contractors, travel-related expenses and marketing programs, will also increase our expenses in future periods. In the near-term, we do not expect that our revenues will sufficiently increase to offset these expected increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. You should not consider our historical growth rates in revenues as indicative of our future performance, and we cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

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

Any one of the factors above or discussed elsewhere in this report or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our financial and other operating results. This variability and unpredictability could result in our failure to meet expectations of investors for our revenues or other operating results for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could fall.

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

The implementation and testing of our solutions typically ranges from a few months to three years, and unexpected implementation delays and difficulties can occur. Implementing our solutions typically involves integration with our customers’ systems, as well as adding their data to our system. This can be complex, time-consuming and expensive for our customers and can result in delays in the implementation and deployment of our solutions. The lengthy and variable implementation cycle may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from period to period.

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

Our total revenues are largely dependent on the sale of software licenses and the related implementation services we provide. For example, our license and implementation revenues constituted approximately 58% , 59% and 59% of our total revenues for the nine months ended June 30, 2013 and 2012 and for the fiscal year ended September 30, 2012. Customers purchasing software licenses for our solutions generally make large orders and the revenues related to these sales are recognized over the subsequent implementation period, which typically ranges from a few months to three years. The continued growth of our revenues is dependent in part on our ability to expand the use of our solutions by existing customers and attract new customers. Likewise, it is also important that customers using our on-premise solutions renew their maintenance agreements and that customers using our cloud-based solutions renew their subscription agreements with us. Our customers have no obligation to renew their maintenance or subscription agreements after the expiration of the initial term, and we cannot assure you that they will do so. We have had in the past and may in the future have disputes with customers regarding our solutions, which may impact such customers’ decisions to continue to use our solutions and pay for maintenance and support in the future.

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

A substantial portion of our total revenues in any given period may come from a relatively small number of customers. As of September 30, 2012, we had 71 license and subscription customers across the life science and technology industries. Although our largest customers typically change from period to period, for the fiscal year ended September 30, 2012, our 15 largest customers accounted for more than 75% of our total revenues. During the fiscal year ended September 30, 2012, two customers, accounted for approximately 14% and 10% of our total revenues, respectively. During the fiscal years ended September 30, 2010 and 2011, one customer accounted for 15% of our total revenues each year. Two different customers also accounted for 13% and 12% of our total revenues for each of the fiscal years ended September 30, 2010 and 2011, respectively. We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our total revenues for the foreseeable future. The loss of any of our significant customers or groups of customers for any reason, or a change of relationship with any of our key customers may cause a significant decrease in our total revenues.

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

We recognize a substantial portion of our revenues from the sale of software licenses for our on-premise solutions and related implementation services over the period during which such services are performed using the percentage-of-completion method. For example, revenues from sales of our software licenses and related implementation services accounted for 60% and 58% of our total revenues during the three months and nine months ended June 30, 2013, respectively. We estimate the length of this period based on a number of factors, including the number of licensed applications and the scope and complexity of the customer’s deployment requirements. Under the percentage-of-completion method, the revenues we recognize during a reporting period are based on the resources expended during the reporting period as compared to the estimated total resources required to implement our solutions. If we are unable to reasonably estimate the overall total personnel resources required to implement our solutions, the timing of our revenues could be materially and adversely affected. In addition, changes in customer requirements or scope of the engagement could impact the timing of our revenue recognition. Any change in the timing of revenue recognition could adversely impact our quarterly or annual operating results.

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

The contracts under which we perform most of our implementation services generally have a term ranging between a few months to three years and are on a time and materials basis and may be terminated by the customer at any time. If an implementation project is terminated sooner than we anticipated or a portion of the implementation is delayed, we would lose the anticipated revenues that we might not be able to replace or it may take significant time to replace the lost revenues with other work or we may be unable to eliminate the associated costs. Consequently, we may recognize fewer revenues than we anticipated or incur unnecessary costs, and our results of operations in subsequent periods could be materially lower than expected.

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

Our success depends on the expertise and continued services of our executive officers, particularly our Chief Executive Officer. We have in the past and may in the future continue to experience changes in our executive management team resulting from the hiring or departure of executives, which may be disruptive to our business. For example, we are currently recruiting a new head of worldwide sales, and although we anticipate that we will complete this process during the fourth quarter of our 2013 fiscal year, the impact of hiring this new executive may not be immediately realized. We are also substantially dependent on the continued service of our existing development and services personnel because of their familiarity with the inherent complexities of our solutions.

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

As of June 30, 2013, our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially owned approximately 48% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated bases of stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

As of June 30, 2013, we had 22,945,841 shares of common stock outstanding, of which 15,130,396 shares will be available for sale, subject to the volume, manner of sale and other limitations under Rules 144 and 701, upon the expiration of lock-up and market standoff agreements beginning on September 16, 2013, and 64,445 shares will be eligible for sale from time to time thereafter upon the lapse of our right of repurchase with respect to unvested shares. The representatives of the underwriters in our initial public offering may, in their sole discretion and at any time, release all or any portion of the securities subject to lock-up agreements.

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

a) Sales of Unregistered Securities

In May 2013, we issued 71,847 shares of our common stock pursuant to the conversion, net of the warrant price, of an outstanding warrant to purchase 86,655 shares of our common stock at a per share price of $3.462.

The issuance of the shares of common stock pursuant to the conversion of the warrant was exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act.

b) Use of Proceeds from Public Offering of Common Stock

On March 19, 2013, our registration statements on Form S-1 (File Nos. 333-186668 and 333-187370) were declared effective by the SEC for our IPO pursuant to which we sold an aggregate of 7,751,000 shares of our common stock (inclusive of 1,011,000 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters and 740,000 shares of common stock sold by a selling stockholder) at a price to the public of $15.50 per share. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 20, 2013 pursuant to Rule 424(b).

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema Document

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase Document

*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2013

MODEL N INC.

By:	/s/ SUJAN JAIN
Sujan Jain
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema Document

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase Document

*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.