Form 10-K
period 2013-09-30
MODEL N, INC.
filed 2013-12-09
CIK 1118417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-35840

Model N, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0528806
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1800 Bridge Parkway Redwood City, California	94065
(Address of Principal Executive Offices)	(Zip Code)

(650) 610-4600

(Registrant’s Telephone Number, Including Area Code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.00015 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $19.82 per share of the registrant’s common stock as reported by the New York Stock Exchange, was approximately $300 million. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of November 30, 2013 was 23,733,698 shares.

Documents Incorporated by Reference

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2014. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended September 30, 2013.

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (Securities Act) and the Securities Exchange Act of 1934 (Exchange Act). All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “goal,” “plan,” “intend,” “expect,” “seek”, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Part I, Item 1A. Risk Factors,” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of these forward-looking statements after the date of this report or to conform these statements to actual results or revised expectations.

As used in this report, the terms “Model N,” “Registrant,” “we,” “us,” “our,” and “the Company” mean Model N, Inc. and its subsidiaries unless the context indicates otherwise.

Item	1. Business

Overview

We are a provider of revenue management solutions for the life science and technology industries, and we believe that we are a pioneer in this market. Our solutions enable our customers to maximize revenues and reduce revenue compliance risk by transforming their revenue lifecycle from a series of tactical, disjointed operations into a strategic end-to-end process. Our customers use our application suites to manage mission-critical functions, such as pricing, contracting, incentives and rebates. We believe our solutions serve as the system of record for our customers’ revenue management processes and can provide a competitive advantage for them. A representative list of our customers based on our total revenues for the fiscal year ended September 30, 2013 includes our life science customers Abbott, Amgen, Boston Scientific, Bristol-Meyers Squibb, Johnson & Johnson and Merck, and our technology customers Dell, Nokia, ST Micro and VMware.

Many life science and technology companies face a gap between the strategic importance of revenue management and the current state of their revenue management processes. Historically, most companies have relied on a disjointed patchwork of manual processes, spreadsheets, point applications and legacy systems to manage their revenue processes. These processes and systems are labor intensive, error prone, inflexible, siloed and costly, often resulting in missed revenue opportunities and increased revenue compliance risk. Industry trends, including shortening product lifecycles, tightening compliance and regulatory controls, increasing channel complexity and growing volumes of transactional data are now causing these outdated processes and legacy systems to become increasingly ineffective.

Our domain expertise in revenue management for the life science and technology industries has enabled us to develop applications designed to meet the unique, strategic needs of these industries, such as managed care and government pricing for life science companies and channel incentives based on design wins for technology companies.

Our solutions include two complementary suites of software applications:

•	Revenue Management Enterprise suite—a broad set of transactional applications that serve as a system of record for, and automate the execution of revenue management processes such as incentive and rebate management, pricing and contracting. This suite includes our Price Management, Deal Management, Contract Management, Incentive and Rebate Management and Regulatory Compliance Management applications, which can be purchased together as a suite or as separate stand-alone applications.

•	Revenue Management Intelligence suite—a broad set of intelligence applications that provide the analytical insights to define and optimize revenue management strategies. This suite includes our Price Strategy, Brand Strategy, Channel Strategy, Managed Markets Strategy and International Reference Pricing applications, which can be purchased together as a suite or as separate stand-alone applications.

These application suites, which can be configured to meet the specific needs of our customers, address both revenue strategy and execution, and enable our customers to:

•	develop more effective pricing and contracting strategies using internal data and third party market data;

•	execute and enforce these revenue strategies both in their direct sales force and indirect channels;

•	respond rapidly to quote and proposal requests;

•	monitor contract performance and compliance;

•	process high volumes of rebates and incentives accurately;

•	monitor financial terms and regulatory compliance; and

•	determine appropriate allocation of sales and marketing resources.

Our customer deployments range from individual applications to our complete suites. Our application suites are built on a modern, web-based platform that can be deployed both on-premise or through the cloud and can be purchased as an on-premise implementation or on a subscription basis, depending on the customer’s preference. Our on-premise implementations are typically purchased through perpetual licenses to our solutions and related implementation services and usually include ongoing maintenance support and application support. We recognize revenues from the sale of our perpetual licenses and related implementation services on a percentage-of-completion basis over the expected implementation period. Our cloud-based solutions are purchased through a subscription to our solutions and related implementation services. We recognize revenues from the subscription and related implementation services ratably beginning the day the customer is provided access to the subscription service through the longer of the initial contractual period or term of the customer relationship. Historically, a substantial majority of our total revenues has been associated with our Revenue Management Enterprise suite, whether deployed as individual applications or as a complete suite. For example, in the fiscal year ended September 30, 2013, revenues from this suite constituted more than 85% of our total revenues.

Overview of the Life Science and Technology Industries

The life science and technology industries are large and highly fragmented and market their products to a global customer base through diverse channels.

Management of the revenue lifecycle is becoming a strategic imperative and source of competitive advantage for life science and technology companies as they address increasingly globalized markets, sophisticated buyers, complex channels and expanding volumes of data from internal and market sources.

Several trends specific to the life science and technology industries further complicate revenue management.

Life Science:

•	emergence of large group purchasing, managed care organizations and integrated healthcare delivery networks, which drive increased pricing pressure, contract volume and complexity;

•	increased customer and channel incentives and rebates resulting in the increased risk of extending unearned discounts and the overpayment of rebates;

•	shift of purchasing influence from physicians to economic buyers, which makes the price and the commercial terms key decision making factors;

•	increased spending on healthcare by governments instead of commercial entities, which add further regulatory oversight to transactions; and

•	increased scope of government mandates, frequency of regulatory reporting and audits, and fines, all of which increase administrative burden and monitoring costs.

Technology:

•	shortened product lifecycles, which drive rapid pricing changes and require quick responses to quotes and competitive bidding;

•	increased number of core technology products sold into different end markets with segment-specific pricing;

•	increased complexity of multi-tiered global distribution channels, which intensify channel conflict and price erosion;

•	changing financial reporting requirements due to channel complexity; and

•	increased use of off-invoice discounting to offset upfront discounts and mask end-customer pricing, which results in a lack of price transparency that can erode gross margins.

Challenges to Effective Revenue Management

Traditionally, many life science and technology companies have addressed revenue management through a patchwork of manual processes and inflexible and costly custom systems. The current state of revenue management systems impedes the ability of companies to respond to rapidly changing market conditions, which prevents them from maximizing revenue and increases their revenue compliance risk. Critical challenges include:

•	Incomplete and unreliable information for key strategic decisions. The legacy manual processes and systems used to manage the revenue lifecycle creates silos of data, which cause companies to make strategic marketing, pricing and resource allocation decisions that are often based on incomplete or inaccurate information. As a result, revenue strategies can be suboptimal, budgets may be misallocated and sales and marketing efforts can fail to positively impact revenues.

•	Revenue leakage due to inadequate contract management and enforcement. Customer-tailored contracts with complex pricing and commercial terms are common in both the life science and technology industries. When the commercial terms of these contracts are not automated and monitored systematically, deviations from contract pricing can occur, volume commitments can be missed, unearned discounts may be given and revenue can be lost.

•	Revenue leakage due to overpayment of incentives. Life science and technology companies process massive volumes of rebates and incentives. A lack of centralized, automated and enforceable processes can result in overpayment of incentives.

•	Ineffective pricing across geographies and complex channels. Sophisticated buyers deploy global procurement strategies to discover and exploit regional and channel differences in pricing, and contracting. The inability to enforce a single price for a specific sales opportunity across regions and channels can result in channel conflicts, which result in price and revenue erosion.

•	Inaccurate financial reporting. Complex contracts and distribution channels have made it more difficult to obtain and process financial information, which can result in inaccurate financial reporting. For example, technology companies face significant complexity in financial reporting and revenue recognition at the point of sale in their distribution channels. Life science companies have significant challenges correctly accruing their massive rebate and incentive claim volumes.

•	Difficulty complying with complicated government regulations. Satisfying the regulatory requirements of numerous federal and state programs is increasingly complex for life science companies. For example, government-driven programs require complex monitoring and reporting to compute and pay mandated rebates and fees under numerous federal and state programs. Government audits can expose ineffective management of these regulatory requirements and can result in penalties or program ineligibility.

Our Solutions

Our customers use our solutions to achieve significant returns on investment, improve gross margins and address vital business objectives by:

•	Driving optimal pricing and contracting strategies. Our customers use our solutions to develop, deploy, monitor and drive optimal pricing and contracting strategies. Our solutions consolidate information across the revenue lifecycle and provide visibility into historical volume, price and contract performance trends. Our pricing analytics enable our customers to identify untapped revenue opportunities across customers or products and make better pricing and contracting decisions.

•	Realizing greater value from contracts. Our solutions enable customers to codify and automate complex pricing, incentives and financial and fulfillment terms that previously resided mainly on paper contracts. Our customers are able to maximize the value of contracts and realize additional revenue by tracking their customers’ performance and enforcing contract terms. Our solutions automatically price orders in real-time and enforce contract pricing and commercial terms. Our solutions also enable customers to track and execute other revenue-enhancing financial terms, such as negotiated price increases.

•	Maximizing revenue by standardizing and enforcing pricing and discounting policies. Our solutions allow customers to standardize pricing policies that can be automatically enforced across the enterprise and the channels to restrict unauthorized sales practices and discounting by sales personnel. By raising the visibility of, requiring authorization of, and enabling rapid resolution of, non-standard pricing, our customers can use our solutions to reduce unauthorized discounting. Through our channel solutions, our customers can gain visibility into and enforce channel pricing, and reduce price erosion caused by different price quotes for the same end customer.

•	Executing and optimizing channel incentives. Our solutions enable customers to manage the entire incentive lifecycle, from contracting to recognition and payment. Accurate management allows our customers to eliminate unearned discounts and overpayment of incentives. Our solutions also provide our customers with greater cross channel visibility to manage the effectiveness of their channel incentive programs. With this insight, our customers can better utilize their channel incentives to positively influence channel behavior and thus increase revenue.

•	Achieving accurate financial reporting. With our solutions, customers can manage all aspects of the contract-to-payment process related to calculating, monitoring, processing and triggering payments to end customers and channel intermediaries. For example, by automating all rebates, these liabilities can be accurately accrued, enabling our customers to consistently record accruals in compliance with financial accounting requirements, while ensuring customers and channels are credited on a timely basis.

•	Automating government regulatory compliance to reduce revenue risk. Our solutions enable customers to systematically comply with government regulations, policies, procedures, and pricing and reporting requirements. Further, by automating and integrating contract terms, incentives and pricing into mandated price and payment calculations, our life science customers are better able to manage compliance with the terms of critical government programs that provide significant sources of revenue.

Our Competitive Strengths

We believe our key competitive strengths include:

•	Comprehensive approach to revenue management. Our solutions address the end-to-end revenue management lifecycle. Our integrated, end-to-end application suites enable our customers to transform their revenue management processes from disjointed tactical operations into a cohesive, strategic, end-to-end process. Providing suites of both intelligence and transactional applications is an advantage that enables us to address both decision making and process automation.

•	Deep domain knowledge. Our expertise in the revenue management needs of life science and technology companies enables us to develop solutions that address the unique demands of these industries. By incorporating best practices into our industry-specific solutions, implementation methodologies and support programs, our customers can experience significantly accelerated time to value. Our team possesses the deep industry expertise in life science and technology to enable our customers to maximize and accelerate the transformational benefits of our solutions.

•	Strong installed customer base. We have established a reputation for delivering revenue management solutions to leading life science and technology customers. Our close customer relationships provide us with insight into how these companies use our solutions and help us to maintain a competitive advantage by anticipating their future requirements. We also believe that the use of our products by respected industry leaders also increases the value of our brand in these industries.

•	Flexible delivery options. Our modern, web-based platform supports both on-premise and cloud deployments. By offering both delivery options, we are able to reach a larger group of customers, address their unique needs and deliver cost and operational benefits.

•	Talented team focused on customer success. We employ experts from the life science and technology industries in key customer-facing and development roles. Additionally, we have established strong core values that start with a focus on customer success. Our customer focus has resulted in close relationships with our customers and a strong reference base for new sales opportunities.

Our Strategy

Our leadership strategy for revenue management solutions includes the following key elements:

•	Increasing sales to existing customers. We plan to address our recent sales execution challenges in order to increase revenues from our existing customers by expanding their use of our solutions across their business, including selling into additional divisions and product lines, as well as international operations, and by cross-selling additional applications.

•

Expanding our customer base. We believe the global market for life science and technology revenue management solutions is large and underserved, and we intend to continue to make investments to drive awareness and adoption of revenue management solutions in our target industries. We intend to continue to aggressively pursue new customers by targeting senior level decision-makers within leading life science and technology companies by highlighting the strategic benefits of integrated revenue management.

•	Introducing new applications and enhancing existing solutions. We have a long history of product innovation which has driven the development of deep industry specific applications across our two product suites. We have a number of new products under development as well as continued innovations to our existing products. We intend to continue to develop innovative products and expand platform capabilities and functionality to meet the evolving needs of life science and technology companies.

•	Extending into the mid-market through the cloud. We intend to expand our customer base into small and medium sized businesses through continued development and deployment of our cloud-based solutions. Our cloud-based solutions significantly reduce the time and cost of implementing our revenue management solutions and, when combined with our subscription sales model, provide an end-to-end revenue management suite that is well suited for small and medium sized businesses.

•	Expanding our presence in the technology industry. Our first customer in the technology industry was in the semiconductor vertical and we subsequently expanded into other technology verticals such as consumer electronics and software. We plan to continue to expand into these and adjacent technology markets. For example, we have recently implemented our solutions in a number of leading consumer electronics companies.

•	Pursuing selective acquisitions. We intend to continue to pursue acquisitions of complementary businesses, products or technologies. We intend to focus on opportunities that expand and accelerate our product offerings. As an example, our acquisition of LeapFrogRx, a provider of cloud-based analytics solutions for the pharmaceutical industry, in January 2012 has expanded our intelligence platform with predictive revenue analytics for the life science industry.

Products

We provide solutions that span the organizational and operational boundaries of functions such as sales, marketing and finance, and serve as a system of record for key revenue management processes including pricing, contracts, rebates and regulatory compliance. Our application suites are purpose-built for the life science and technology industries and are designed to work with enterprise resource planning (ERP) and customer relationship management (CRM) applications that do not typically provide revenue management capabilities by enabling real-time pricing, managing contracts and automating channel incentives management, including rebates. Each suite is comprised of several applications, which are integrated to work together but which may also be deployed individually. For example, when deployed as an interconnected suite, our applications allow prices set up in the price management process to flow into the quoting process. Similarly, closed deals are captured in contract management and can be synchronized with ERP systems and into regulatory reporting as required by government agencies. Our solutions provide critical data that is typically not available in either CRM or ERP systems, such as prices, quotes, contracts, incentives and rebate claims. Our applications also can provide customers predictive revenue insight optimization of sales and marketing investments and offers, and customer profitability intelligence. We have also developed an additional solution that we offer only through the cloud and that extends revenue management to sophisticated sales quotes.

Revenue Management Enterprise suite—a suite of enterprise applications designed to automate the end-to-end revenue management processes including:

•

Price Management. Manage the entire pricing lifecycle from price strategy to execution, serving often as the pricing engine and system of record for pricing. Implement sophisticated pricing rules and guidelines to enforce pricing consistency across geographies and transactions, resulting in accurate, real-time pricing and improved margins. By using a transactional pricing engine that references various price sources, price points and business rules, this application enables customers to reduce quote turnaround time and ensures accurate pricing across overlapping contracts, quotes, agreements or other pricing documents.

•	Deal Management. Develop and optimize deals and contracts to maximize revenues by integrating lead and opportunity tracking, offer development, pricing and contract compliance to drive more accurate pricing, contract terms and performance metrics. The application supports an iterative negotiation process by escalating special discount requests based on configurable business conditions, suggests pricing guidelines and provides tools for decision makers to analyze the deal and its margins and compare the deal to similar deals. The approved quote or activated contract creates, through standard integration, a record in the ERP system so that orders posted against the contract or quote are priced correctly.

•	Contract Management. Improve execution of pricing and incentives strategies on contracts, capture and enforce pricing policies and manage the entire contract lifecycle from offer development to contract compliance. The application manages all the steps to create and review contracts by pulling pricing information from the pricing engine. It includes sophisticated conditional workflow capabilities that route the contract for review and approval. The application also includes industry-specific capabilities that are designed to allow our customers to maximize individual contract value, increase overall contract revenue and reduce price erosion by systematically tracking and enforcing compliance with contract terms and customer commitments.

•	Incentive and Rebate Management. Drive more effective and accurate management of a wide range of customer and channel incentives, such as healthcare provider rebates, managed care rebates, wholesaler chargebacks and inventory management agreements by monitoring, processing, calculating and approving the payment of incentives based on contract terms, direct and indirect sales, product utilization, customer eligibility and other internal and external performance data. This application supports the process of creating and defining incentive and rebate programs and routing them through complex multi-step approval processes for final approval. Once programs are activated, the application processes direct and indirect sales lines and validates whether they are subject to and eligible for an incentive payment. The application rejects incorrect data and calculates and approves payment information that is submitted to the financial systems. This application can also be used by finance functions to calculate and track the accrual of financial liabilities and enables customers to create reports that track the effectiveness of their incentive programs.

•	Regulatory Compliance Management. Enforce compliance with statutory and financial regulations and their revenue recognition policies by calculating and reporting mandatory government prices such as Average Manufacturer Price, Best Price and Non-Federal Average Manufacturer’s Price, as well as process and pay government claims for Medicaid, Tricare and other mandated federal and state healthcare programs. The application can be used in conjunction with our other applications to promote effective risk management and reduce compliance risk.

Revenue Management Intelligence suite—a suite of revenue management business intelligence applications that enable customers to analyze revenue drivers and optimize revenue outcomes by delivering industry-specific visualizations, analyses and actions including:

•	Price Strategy. Develop, analyze and optimize price strategies by combining internal revenue management data and external market data across customers, products, geographies and channels. Utilizing this data, this application measures and analyzes performance by employing industry-specific data visualizations and custom analyses to provide visibility into all elements of the pricing process, in addition to insights into profitability and revenue risks.

•

Brand Strategy. Identify and pinpoint drivers of brand performance that influence market demand to optimize sales and marketing spend at national and regional levels from product launch to sunset with insights from internal and external syndicated data providing meaningful insights into customer behavior and competitive dynamics. Marketing and brand managers can leverage these advanced analytics capabilities to validate their sales forecasts and gain insights into how formulary status or other payor and physician dynamics affect brand performance at a regional level. Sales personnel receive actionable targeting guidance and performance against plans in order to optimize their sales efforts.

•	Channel Strategy. Increase the effectiveness of global distribution by aggregating and tracking channel data for accurate and timely visibility into revenue and profit trends. This application aggregates and tracks a broad set of internal and external channel data, such as design registrations, point-of-sale claims, opportunity registrations, quotes, wins, contracts, contract compliance data, inventory and chargeback. Robust analytical capabilities allow channel and trade managers, sales teams and executives to gain accurate and timely visibility into revenue and profit trends by distributor, wholesaler, end customer, product, region and country and actionable intelligence on market trends through key metrics and alerts.

•	Managed Markets Strategy. Analyze and optimize market strategy by determining which healthcare payers or insurance plans have the biggest impact on brand revenues, how formulary status influences market access across regions and how market share is trending against competition in key markets by using syndicated data to assess performance against market strategy. This application integrates external syndicated data sets with internal sales and promotional data, such as call plans, samples and sales alignment, to provide actionable intelligence.

•	International Reference Pricing. Optimize pharmaceutical pricing and product launch decisions and satisfy regulatory reporting requirements across countries by analyzing internal and external pricing data in a timely manner and by fostering efficient and proactive global pricing collaboration. This application connects pricing stakeholders globally in real time and around a common global pricing repository, which includes prices and price structures, expected price events and international reference pricing rules.

Technology

Our two applications suites, Revenue Management Enterprise and Revenue Management Intelligence, are architected in layers. The first layer is composed of end-user operational and analytics applications. The middle layer consists of supporting services and business engines, and the lowest layer consists of a unified technology platform used to construct and support all modules at the higher layers. The platform also provides access to the normalized operational database where the transactional revenue management data used by the Revenue Management Enterprise suite is stored. It also provides access and facilitates the synchronization with the de-normalized analytics database where the revenue management data used by the Revenue Management Intelligence suite is stored.

We developed our web-based platform using industry standards, such as J2EE, AJAX and HTML, which give the end-users of our applications an intuitive and familiar browsing experience. These standard technologies enable us to offer our customers a familiar technology environment that is widely understood and utilized.

Our technology platform has allowed us to quickly develop new applications, features and functionalities. We believe that the platform is configured to meet the needs of a specific vertical market and, within each instance, to meet the specific needs of each of our customers. The flexibility of the technology platform has also allowed us to add mobile device support and deploy cloud-based solutions in a rapid and efficient manner, and we believe it will enable us to continue to add new capabilities in the future.

Our technology is designed specifically to handle the complex calculations and massive data sets associated with revenue management processes typical in the life science and technology industries. With the expansion of global deployments, scalability has also been a key requirement of our customers and has been a focus for us across all of the layers of our application suites.

Our solutions have been designed to ensure high reliability, and the technology platform includes a comprehensive set of built-in features and management tools to allow optimal and continuous operation. The Revenue Management Enterprise and Revenue Management Intelligence suites are available to customers through the cloud. We operate a multi-instance architecture that provides all customers with dedicated virtualized applications and databases. Most customers run on shared infrastructure servers while some larger customers may run on dedicated servers. This architecture is designed to reduce the risk associated with infrastructure outages, improves system scalability and security, and allows for flexibility in deployment. The environment for our cloud-based solutions is secured and is designed to provide high availability with disaster recovery capabilities. Our cloud-based solutions are operated through three third-party data centers located in Missouri, Texas and Massachusetts.

We are in the process of implementing a new enterprise resource planning (ERP) system for our company. We expect that, once implemented, this new ERP system will combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling us to more effectively manage operations and track performance.

Services and Customer Support

Leveraging deep industry and subject matter expertise, we offer a comprehensive set of services to assist our customers through the full lifecycle of new business transformations or upgrades of existing solutions. We help our customers define, implement and then support or manage our solutions. We provide implementation services, managed services and strategic services both on and off-shore, as described below.

•	Implementation services. We assist our customers in the implementation or upgrade of our Revenue Management Enterprise and Revenue Management Intelligence solutions, including project management, design and solution blueprint, process improvement, application configuration or customization, systems integration, data cleansing and migration, testing and performance tuning, production cutover and post go-live support.

•	Managed services. We offer managed services for customers using either our on-premise solutions or our cloud-based solutions, which include systems administration and infrastructure management, application support, and education services, including process, application and end-user training.

•	Strategic services. We assist our customers in defining best practices and strategies in revenue management, assessing the capability of existing transaction and decision support solutions, developing business cases for change and transformation plans and answering strategic questions using our Revenue Management Intelligence suite to analyze available market data.

•	Customer support. We deliver 24x7x365 customer support from support centers located at our corporate headquarters in Redwood City, California, as well as at our offices in Hyderabad, India. We offer a wide range of support offerings packaged into varying levels of access to our support resources.

For project delivery, we use a standard implementation methodology incorporating lessons learned from past work to ensure the success of our current projects. This methodology enables us to predictably estimate project costs and schedule, and proactively mitigate most implementation challenges.

In addition, we have cultivated relationships to promote and assist with the implementation of our solutions with consulting firms, including global firms such as IMS Health Incorporated and industry specialists such as HighPoint Solutions, LLC. While we do not maintain formal contractual relationships with these firms that require them to promote our solutions to their clients, we work with them for implementation and other professional services projects. As a result, these firms have expertise in our technologies and best practices and have invested in building out their practice areas with our revenue management solutions.

We deploy our resources globally through offices located in the United States, India, the United Kingdom and Switzerland.

Customers

We market and sell our solutions to customers in the life science and technology industries. As of September 30, 2013, we had 69 license and subscription customers across the life science and technology industries, excluding three divisions or subsidiaries of certain of our customers. For the fiscal year ended September 30, 2013, revenues from our life science and technology customers accounted for approximately 86% and 14% of our total revenues, respectively. Our customers range in size from the largest multi-national corporations to smaller companies. Our customers represent a range of sub-verticals within these industries, including biotechnology, pharmaceutical, medical device, semiconductor, electronic component, consumer electronics and software markets.

We pursue close, long-term relationships with our customers because we believe strong customer relationships are the key to our success. Our agreements with our on-premise customers typically provide for the purchase of a perpetual license to the software and related implementation services. Some of these implementation services are determined at the initial purchase of the software. Customers can order additional implementation services pursuant to additional statements of work on a project by project basis, but they do not have any obligation for future purchases beyond what is agreed to in the initial contract or statement of work. Customers also purchase, at their discretion, maintenance and support services on an annual basis. Each of our SaaS customers enter into a subscription agreement that provides for a subscription to our applications as well as related implementation services for a specified term. We sell to multiple divisions within our customers’ organizations, which have the ability to independently purchase solutions and services directly. For example, we sell our solutions to five different divisions of one of our large life sciences customers. However, we treat multiple divisions as a single customer to the extent they are part of a single organization. During the fiscal year ended September 30, 2013, two customers, Merck & Co., Inc. and Johnson & Johnson Health Services, Inc., accounted for approximately 12% each of our total revenues. During the fiscal year ended September 30, 2012, two customers accounted for approximately 14% and 10% of our total revenues, respectively. During the fiscal year ended September 30, 2011, two customers accounted for 15% and 12% of our total revenues, respectively.

Sales and Marketing

Our sales and marketing team is focused on expanding relationships with existing customers and adding new customers. We primarily target large and mid-sized organizations worldwide through our direct sales force. Our sales and marketing programs are also organized by geographic region. We have historically focused our sales efforts in the United States, but we believe markets outside of the United States offer a significant opportunity for growth and intend to make additional investments in sales and marketing to expand in these markets. We augment our sales professionals with solutions, engineers and industry domain experts who work closely with prospective customers during the sales process. Our marketing team supports sales with demand generation, competitive analysis and sales tools, and contributes to the sales process through lead generation, brand building, industry analyst relations, press relations and industry research.

Our sales and marketing efforts are tailored to communicate effectively to senior executives in our target industries. We believe our industry expertise enables a better understanding of our customers’ unique needs, including the specialized business requirements of industry segments, such as pharmaceutical, biotechnology, medical device, semiconductor, consumer electronics and software. As a result, we believe we are able to engage our customers during the sales process using quantitative and qualitative benchmarks built on a combination of comparative data from our customers and from surveys of these industries.

We host an annual user conference, Rainmaker, which plays a significant role in driving sales for our solutions. Customers are invited both as attendees and participants to deliver sessions relevant to the interests and practices of the life science and technology industries. We also invite potential customers to this conference in order to leverage our strong customer references to accelerate sales cycles. In addition, Rainmaker provides a forum to build our eco-system of strategic partner relationships, offering partners the opportunity to work closely with our sales force on joint sales pursuits.

Research and Development

Our reputation benefits from our continuous commitment to research and development and our ability to make timely introductions of new products, technologies, features and functionality. Our research and development organization is responsible for the definition, design, development, testing, certification and ongoing maintenance of our applications. Our research and development expenses were $16.8 million, $17.7 million and $13.8 million in the fiscal years ended September 30, 2013, 2012 and 2011, respectively. We also capitalized $3.9 million and $1.2 million of software development costs in the fiscal years ended September 30, 2013 and 2012, respectively, related to the development of certain additional software as a service offering that will only be offered through the cloud. On September 30, 2013, the software became available for general release to our customers, and the future costs will be expensed, as incurred. Our efforts are focused on developing new applications and core technologies and further enhancing the functionality, reliability, performance and flexibility of existing solutions. When considering improvements and enhancements to our applications, we communicate with our customers and partners who provide significant feedback for product development and innovation. We focus our efforts on anticipating customer demand by quickly bringing our new applications and new versions of existing applications to market in order to remain competitive in the marketplace. We also closely monitor the changes in business environment and regulations in our target industries, particularly in life science, where quick deliveries of updates to our applications are critical to allowing our customers to remain in compliance with government regulations.

Because our solutions often serve as a system-of-record for our customers’ revenue management processes, our research and development efforts reflect the extensive IT needs of our customers in both life science and technology. Our research and development efforts continue to focus on enhancing our solutions to meet the increasingly complex infrastructure requirements of our customers in these industries.

Our product development process is based on deep industry knowledge and familiarity with the specific requirements of individual customers, combined with continued innovation using state of the art software development processes and tools. We follow an “agile” development process, which helps us clarify requirements and receive feedback early, accommodate changes and deliver products that better match the overall needs of our customers with higher quality.

As of September 30, 2013, our research and development team consisted of 193 full-time employees globally. We started operations in India in 2006 to capitalize on a global talent pool.

Competition

The market for revenue management solutions is highly competitive, fragmented and subject to rapid changes in technology. We face competition from spreadsheet-assisted manual processes, internally developed solutions, large integrated systems vendors and smaller companies that offer point solutions. Companies lacking IT resources often resort to spreadsheet-assisted manual processes or personal database applications. In addition, some potential customers, particularly large enterprises, may elect to develop their own internal solutions, including custom-built solutions that are designed to support the needs of a single organization. Companies with large investments in ERP or CRM applications, which do not typically provide revenue management capabilities, may extend these horizontal applications with customizations or point solution applications in order to address one or a small set of revenue management sub processes or drivers. Common horizontal applications that customers attempt to configure for this purpose in the life science and technology industries include large integrated systems vendors like SAP AG and Oracle Corporation. We also encounter competition from small independent companies, which compete on the basis of price, unique product features or functions and custom developments.

We believe we compete based primarily on the following factors:

•	industry expertise;

•	comprehensiveness of solution;

•	flexibility of delivery models, on-premise and through the cloud;

•	reliability, scalability and performance;

•	global system and support capabilities; and

•	industry brand, reputation and customer base.

While we believe that we compete favorably on the basis of each of the factors listed above, many of our competitors have greater name recognition, larger sales and marketing budgets and greater resources than we do and may have pre-existing relationships with our potential customers, including relationships with, and access to, key decision makers within these organizations, and major distribution agreements with consultants and system integrators. Moreover, many software vendors could bundle solutions or offer them at a low price as part of a larger product sale.

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

Intellectual Property

We rely upon a combination of copyright, trade secret, trademark and, to a lesser extent, patent laws, and we also rely on contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. As of September 30, 2013, we had two U.S. patent applications and no issued patents. We have a number of registered and unregistered trademarks. We maintain a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and to control access to our software, documentation and other proprietary information. We also believe that factors resulting from our length of presence in the market and significant research and development investments, such as our deep expertise in life science and technology revenue management practices, the ability of our solutions to handle the complexities of revenue management processes, the technological and creative skills of our personnel, the creation of new features and functionality and frequent enhancements to our solutions are essential to establishing and maintaining our technology leadership position.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our solutions. Policing unauthorized use of our technology is difficult. The laws of other countries in which we market our application suite may offer little or no effective protection of our proprietary technology. Our competitors could also independently develop technologies equivalent to ours, and our intellectual property rights may not be broad enough for us to prevent competitors from selling products incorporating those technologies. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

Employees

On September 30, 2013, we aligned our workforce with our strategic initiatives, which resulted in a reduction in the size of the our workforce, primarily in professional services. We intend to hire employees primarily in research and development and sales and marketing to continue to support our strategic initiatives in the future. As of September 30, 2013, including 37 employees impacted by the workforce alignment who remained employees for a transition period, we employed 596 people, including 256 in services and customer support, 193 in research and development, 100 in sales and marketing and 47 in a general and administrative capacity. As of such date, we had 339 employees in the United States and 257 employees in international locations. We also engage a number of temporary employees and consultants. None of our employees are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Segments

We have one business activity, developing and monetizing revenue management solutions, and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, we have determined that we operate in a single reporting segment. For a discussion of revenues, operating profit or loss and total assets, please see Part II, Item 8 of this Form 10-K.

Geographic Information

See Note 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Corporate Information

We were incorporated in Delaware on December 14, 1999. Our principal offices are located at 1800 Bridge Parkway, Redwood City, CA 94065, and our telephone number is (650) 610-4600. Our website address is www.modeln.com. The information contained on, or that can be accessed through, our website is not part of this report. Model N is our registered trademark in the United States and in various international jurisdictions. Model N, the Model N logo and all of our product names appearing in this report are our trademarks. Other trademarks appearing in this report are the property of their respective holders.

Available Information

We file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). We also make available, free of charge on the investor relations portion of our website at investor.modeln.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of Public Reference Rooms. The SEC also maintains an Internet website at http://www.sec.gov/ where you can obtain most of our SEC filings. You can also obtain paper copies of these reports, without charge, by contacting Investor Relations at (650) 610-4998.

ITEM	1A. Risk Factors

Our operating and financial results are subject to various risks and uncertainties including those described below, together with all of the other information in this report, including the Consolidated Financial Statements and the related notes included elsewhere in this report, before deciding whether to invest in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We have incurred losses in the past, and we may not be profitable in the future.

We have incurred net losses of $0.9 million and $5.7 million for the fiscal years ended September 30, 2013 and 2012, respectively. As of September 30, 2013, we had an accumulated deficit of $62.1 million. We expect that our expenses will increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications and enhancing existing solutions, extending into the mid-market through the cloud, continuing to penetrate the technology industry and pursuing selective acquisitions. Increased operating expenses related to personnel costs such as salary, bonus, commissions, stock-based compensation and overhead allocation as well as third-party contractors, travel-related expenses and marketing programs, will also increase our expenses in future periods. In the near-term, we do not expect that our revenues will be sufficient to offset these expected increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. You should not consider our historical growth rates in revenues as indicative of our future performance, and we cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

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

Our operating results have historically varied from period to period, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to increase sales to and renew agreements with our existing customers;

•	the timing of new orders and revenue recognition for new and prior period orders;

•	our ability to attract and retain new customers and to improve sales execution;

•	the complexity of implementations and the scheduling and staffing of the related personnel, each of which can affect the timing and duration of revenue recognition;

•	issues related to changes in customers’ business requirements, project scope or implementations;

•	the mix of revenues in any particular period between license and implementation, and software-as-a-service (SaaS) and maintenance;

•	the timing and volume of incremental customer purchases of our cloud-based solutions, which may vary from period to period based on a customer’s needs at a particular time;

•	the timing of upfront recognition of sales commission expense relative to the deferred recognition of our revenues;

•	the timing of recognition of payment of royalties;

•	the timing of our annual payment and recognition of employee non-equity incentive and bonus payments;

•	the budgeting cycles and purchasing practices of customers;

•	changes in customer requirements or market needs;

•	delays or reductions in information technology spending and resulting variability in customer orders from quarter to quarter;

•	delays or difficulties encountered during customer implementations, including customer requests for changes to the implementation schedule;

•	the timing and success of new product or service introductions by us or our competitors;

•	the amount and timing of any customer refunds or credits;

•	our ability to accurately estimate the costs associated with any fixed bid projects;

•	deferral of orders from customers in anticipation of new solutions or solution enhancements announced by us or our competitors;

•	changes in the competitive landscape of our industry, including consolidation among our competitors or customers;

•	the length of time for the sale and implementation of our solutions to be complete, and our level of upfront investments prior to the period we begin generating revenues associated with such investments;

•	our ability to successfully expand our business domestically and internationally;

•	the amount and timing of our operating expenses and capital expenditures;

•	price competition;

•	the rate of expansion and productivity of our direct sales force;

•	disruptions in our relationships with partners;

•	regulatory compliance costs;

•	sales commissions expenses related to large transactions;

•	technical difficulties or interruptions in the delivery of our cloud-based solutions;

•	seasonality or cyclical fluctuations in our industries;

•	future accounting pronouncements or changes in our accounting policies;

•	increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates, as a significant portion of our expenses are incurred and paid in currencies other than the U.S. dollar; and

•	general economic conditions, both domestically and in our foreign markets.

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

We must improve our sales execution and increase our sales channels and opportunities in order to grow our revenues, and if we are unsuccessful, our operating results may be adversely affected.

We must improve our sales execution in order to, among other things, increase the number of our sales opportunities and grow our revenue. We must improve the market awareness of our solutions and expand our relationships with our channel partners in order to increase our revenues. Further, we believe that we must continue to develop our relationships with new and existing customers and partners, and create additional sales opportunities to effectively and efficiently extend our geographic reach and market penetration. Our efforts to improve our sales execution could result in a material increase in our sales and marketing expense and general and administrative expense, and there can be no assurance that such efforts will be successful. If we are unable to significantly improve our sales execution, increase the awareness of solutions, create additional sales opportunities, expand our relationships with channel partners, or effectively manage the costs associated with these efforts, our operating results and financial condition could be materially and adversely affected.

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

Historically, a substantial majority of our total revenues has been associated with our Revenue Management Enterprise suite, whether deployed as individual applications or as a complete suite. For example, in the fiscal year ended September 30, 2013, revenues from our Revenue Management Enterprise suite constituted more than 85% of our total revenues. We expect our Revenue Management Enterprise suite to continue to generate a substantial majority of our total revenues for the foreseeable future. Declines and variability in demand for our Revenue Management Enterprise suite could occur for a number of reasons, including improved products or product versions being offered by competitors, competitive pricing pressures, failure to release new or enhanced versions on a timely basis, technological changes that we are unable to address or that change the way our customers utilize our solutions, reductions in technology spending, export restrictions or other regulatory or legislative actions that could limit our ability to sell those products to key customer or market segments. Our business, results of operations, financial condition and cash flows would be adversely affected by a decline in demand for our Revenue Management Enterprise suite.

Our revenues are dependent on our ability to maintain and expand existing customer relationships and our ability to attract new customers.

Our total revenues are largely dependent on the sale of software licenses and the related implementation services we provide. For example, our license and implementation revenues constituted approximately 58%, 59% and 64% of our total revenues for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. Customers purchasing software licenses for our solutions generally make large orders and the revenues related to these sales are recognized over the subsequent implementation period, which typically ranges from a few months to three years. The continued growth of our revenues is dependent in part on our ability to expand the use of our solutions by existing customers and attract new customers. Likewise, it is also important that customers using our on-premise solutions renew their maintenance agreements and that customers using our cloud-based solutions renew their subscription agreements with us. Our customers have no obligation to renew their maintenance or subscription agreements after the expiration of the initial term, and we cannot assure you that they will do so. We have had in the past and may in the future have disputes with customers regarding our solutions, which may impact such customers’ decisions to continue to use our solutions and pay for maintenance and support in the future.

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

A substantial portion of our total revenues in any given period may come from a relatively small number of customers. As of September 30, 2013, we had 69 license and subscription customers across the life science and technology industries, excluding three divisions or subsidiaries of certain of our customers. Although our largest customers typically change from period to period, for the fiscal year ended September 30, 2013, our 15 largest customers accounted for more than 73% of our total revenues. During the fiscal year ended September 30, 2013, two customers accounted for approximately 12% each of our total revenues. During the fiscal year ended September 30, 2012, two customers individually accounted for approximately 14% and 10% of our total revenues, respectively. During the fiscal year ended September 30, 2011, two customers accounted for 15% and 12% of our total revenues, respectively. We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our total revenues for the foreseeable future. The loss of any of our significant customers or groups of customers for any reason, or a change of relationship with any of our key customers may cause a significant decrease in our total revenues.

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

We recognize a substantial portion of our revenues from the sale of software licenses for our on-premise solutions and related implementation services over the period during which such services are performed using the percentage-of-completion method. For example, revenues from sales of our software licenses and related implementation services accounted for 58% and 59% of our total revenues during the fiscal years ended September 30, 2013 and 2012, respectively. We estimate the length of this period based on a number of factors, including the number of licensed applications and the scope and complexity of the customer’s deployment requirements. Under the percentage-of-completion method, the revenues we recognize during a reporting period are based on the resources expended during the reporting period as compared to the estimated total resources required to implement our solutions. If we are unable to reasonably estimate the overall total personnel resources required to implement our solutions, the timing of our revenues could be materially and adversely affected. In addition, changes in customer requirements or scope of the engagement could impact the timing of our revenue recognition. Any change in the timing of revenue recognition could adversely impact our quarterly or annual operating results.

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

Companies lacking IT resources often resort to spreadsheet-assisted manual processes or personal database applications. In addition, some potential customers, particularly large enterprises, may elect to develop their own internal solutions, including custom-built solutions that are designed to support the needs of a single organization. Companies with large investments in packaged ERP or CRM applications, which do not typically provide revenue management capabilities, may extend these horizontal applications with configurations or point solution applications in order to address one or a small set of revenue management sub processes or drivers. Common horizontal applications that customers attempt to configure for this purpose in the life science and technology industries include large integrated systems vendors like SAP AG and Oracle Corporation. We also encounter competition from small independent companies, which compete on the basis of price, unique product features or functions and custom developments.

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

We have experienced and may continue to experience growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. Although we have recently undergone an initiative to re-align our workforce, we anticipate that our headcount will not decrease materially in the near term. As we grow, we must effectively integrate, develop and motivate a significant number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations. Failure to effectively manage organizational changes could result in difficulties in implementing customer requests, declines in quality or customer satisfaction, increases in costs and difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

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

Our success depends on the expertise and continued services of our executive officers, particularly our Chief Executive Officer. We have in the past and may in the future continue to experience changes in our executive management team resulting from the hiring or departure of executives, which may be disruptive to our business. For example, we recently hired a new head of worldwide sales, and the impact of hiring this new executive may not be immediately realized. We are also substantially dependent on the continued service of our existing development and services personnel because of their familiarity with the inherent complexities of our solutions.

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

We have significant international operations, including in emerging markets such as India, and we are continuing to expand our international operations as part of our growth strategy. As of September 30, 2013, approximately 42% of our employees are located in India, where we conduct a portion of our research and development activities, implementation services and support services. Our current international operations and our plans to expand our international operations have placed, and will continue to place, a strain on our employees, management systems and other resources.

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

Generally accepted accounting principles in the United States (U.S. GAAP) is subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our financial results, and could affect the reporting of transactions completed before the announcement of a change.

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

We incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are required to comply with the requirements of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) and the Dodd Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Despite recent reform made possible by the Jumpstart Our Business Startups Act (JOBS Act), which allows us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies,” compliance with these requirements has and we expect to continue to increase our legal and financial compliance costs and make some activities more time consuming and costly. In addition, our management and other personnel have and will need to divert attention from operational and other business matters to devote substantial time to these public company requirements.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and, if applicable, annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

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

Risks Related to the Securities Markets and Investment in Our Common Stock

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

As of September 30, 2013, our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially owned approximately 58% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated bases of stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

ITEM	1B. Unresolved Staff Comments

None.

ITEM	2. Properties

Our corporate headquarters are located in Redwood City, California, and consist of approximately 50,500 square feet of space under a lease that expires in July 2014. Our cloud-based solutions are operated through third-party data centers located in Missouri, Texas and Massachusetts.

We have additional U.S. offices in California, Illinois, Massachusetts and New Jersey. We also have offices in international locations in India, Switzerland and the United Kingdom. We believe our facilities are adequate for our current needs and for the foreseeable future; however, we will continue to seek additional space as needed to accommodate our growth. See Note 6 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Payment Obligations” for information regarding our lease obligations.

ITEM	3. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM	4. Mine Safety Disclosure

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock, $0.00015 par value, began trading on the New York Stock Exchange on March 20, 2013 under the symbol “MODN.”

The following table sets forth the reported high and low closing sales prices of our common stock for the second fiscal quarter of 2013 from the date our common stock commenced trading in connection with our initial public offering, March 20, 2013, through September 30, 2013 as regularly quoted on the New York Stock Exchange:

Fiscal Year Ended September 30, 2013	High	Low
Second fiscal quarter (from March 20, 2013)	$22.25	$17.71
Third fiscal quarter	23.78	17.13
Fourth fiscal quarter	24.80	8.92

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Stockholders

As of December 2, 2013, there were 235 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2014 (“Proxy Statement”). See “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer Index. The chart assumes $100 was invested at the close of market on March 20, 2013, in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends.

	3/20/2013	3/31/2013	6/30/2013	9/30/2013
Model N	$100.00	$127.87	$150.71	$63.87
NASDAQ Composite Index	$100.00	$100.41	$104.58	$115.90
NASDAQ Computer Index	$100.00	$99.28	$101.16	$112.32

ITEM 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operation, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the fiscal years ended September 30, 2013, 2012 and 2011, and the selected consolidated balance sheet data as of September 30, 2013 and 2012 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated balance sheet data as of September 30, 2011 is derived from audited consolidated financial statements which are not included in this Form 10-K.

	Fiscal Years Ended September 30,
	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License and implementation	$59,134	$49,756	$41,499
SaaS and maintenance	42,770	34,502	23,672

Total revenues	101,904	84,258	65,171

Cost of revenues:
License and implementation(1)	26,832	22,483	18,092
SaaS and maintenance(1)	19,350	18,053	8,828

Total cost of revenues	46,182	40,536	26,920

Gross profit	55,722	43,722	38,251

Operating expenses:
Research and development(1)	16,772	17,695	13,809
Sales and marketing(1)	21,144	19,640	13,935
General and administrative(1)	16,063	10,584	7,860
Restructuring	1,215	—	—

Total operating expenses	55,194	47,919	35,604

Income (loss) from operations	528	(4,197)	2,647
Interest expense, net	357	655	677
Other expense, net	658	540	316

Income (loss) before income taxes	(487)	(5,392)	1,654
Provision for income taxes	439	301	172

Net income (loss)	$(926)	$(5,693)	$1,482

Net income (loss) per share attributable to common stockholders:(2)
Basic and diluted	$(0.06)	$(0.73)	$—

Weighted average number of shares used in computing net income (loss) per share attributable to common stockholders:(2)
Basic and diluted	15,979	7,815	7,324

Other Financial Data:
Adjusted EBITDA(3)	$9,621	$4,957	$4,389

(1)	Includes stock-based compensation as follows:

	Fiscal Years Ended September 30,
	2013	2012	2011
	(in thousands)
Cost of revenues:
License and implementation	$591	$298	$92
SaaS and maintenance	622	561	29
Research and development	747	297	127
Sales and marketing	1,687	1,103	108
General and administrative	1,209	262	175

Total stock-based compensation	$4,856	$2,521	$531

(2)	See Note 10 to our consolidated financial statements for a description of the method used to compute basic and diluted net income (loss) per share attributable to common stockholders.
(3)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measure” in Item 7 for more information and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States.

	As of September 30
	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$103,350	$15,768	$18,420
Working capital (deficit)	86,842	(12,584)	1,082
Total assets	134,472	40,598	36,954
Loan obligations, current and long-term	—	5,127	7,378
Total liabilities	40,854	51,085	44,881
Convertible preferred stock	—	41,776	41,776
Total stockholders’ equity (deficit)	93,618	(52,263)	(49,703)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this report.

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

We market and sell our solutions to customers in the life science and technology industries. While we have historically generated the substantial majority of our revenues from companies in the life science industry, we have also grown our base of technology customers and intend to continue to focus on increasing the revenues from customers in the technology industry. Our most significant customers in any given period generally vary from period to period due to the timing of implementation and related revenue recognition over those periods of larger projects. During the fiscal year ended September 30, 2013, two customers, Merck & Co., Inc. and Johnson & Johnson Health Services, Inc., accounted for approximately 12% each of our total revenues. During the fiscal year ended September 30, 2012, two customers accounted for approximately 14% and 10% of our total revenues, respectively. During the fiscal year ended September 30, 2011, two customers accounted for 15% and 12% of our total revenues, respectively. For the fiscal year ended September 30, 2013, approximately 14% of our revenues were derived from customers located outside the United States.

For the fiscal years ended September 30, 2011, 2012 and 2013, our revenues were $65.2 million, $84.3 million and $101.9 million, respectively, representing year-over-year growth of approximately 21% from 2012 to 2013 and year-over-year growth of approximately 29% from 2011 to 2012. As announced in September 2013, we recently experienced challenges in sales execution and do not anticipate maintaining this growth rate throughout our 2014 fiscal year. On September 30, 2013, the Company commenced a plan to align its workforce with the company’s strategic initiatives. The Company recorded a workforce reduction restructuring charge of $1.2 million in connection with the alignment.

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

Four-Quarter Revenues From Existing Customers

We derive a large majority of revenues from existing customers, which we define as customers from which we have generated revenues in each of the preceding four quarters, which would exclude historical customers of LeapFrogRx. We measure four-quarter revenues from our existing license and subscription customers by calculating the sum of revenues recognized during the last four quarters from any customer that has contributed revenue in each of the preceding four quarters. We believe four-quarter revenues from existing customers provide us and investors with a metric to measure the historical revenue visibility in our business. We also use this metric internally to understand the proportion of revenues being generated in any period from existing customers as compared to entirely new customers or customers with whom we have not been recently engaged. This measure helps us guide our sales activities and establish budgets and operational goals for our sales function.

Our four-quarter revenues from existing customers for the periods presented were as follows:

	Four Quarters Ended
	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013
	(unaudited) (in thousands)
Four-quarter revenues	$73,157	$76,892	$77,633	$82,956	$85,856	$91,961

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

We understand that, although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results of operations as reported under U.S. GAAP. These limitations include:

•	Adjusted EBITDA does not include the effect of the LeapFrogRx compensation charges, which are a cash expense;

•	Adjusted EBITDA does not reflect stock-based compensation expense;

•	Depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; Adjusted EBITDA does not reflect any cash requirements for these replacements;

•	Adjusted EBITDA does not reflect restructuring expense;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

	Fiscal Years Ended September 30,
	2013	2012	2011
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(926)	$(5,693)	$1,482
Adjustments:
LeapFrogRx compensation charges	815	4,873	—
Stock-based compensation	4,856	2,521	531
Depreciation and amortization	2,207	1,760	1,211
Restructuring	1,215	—	—
Interest expense, net	357	655	677
Other expense, net	658	540	316
Provision for income taxes	439	301	172

Adjusted EBITDA	$9,621	$4,957	$4,389

Adjusted EBITDA was $9.6 million, $5.0 million and $4.4 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. Our Adjusted EBITDA for the fiscal years ended September 30, 2013 and 2012 increased primarily due to increases in total revenues, which were partially offset by increased expenses. The increase in expenses was primarily due to increases in personnel costs arising principally from headcount and salary increases and increased use of third-party contractors.

Key Components of Results of Operations

Revenues

Revenues are comprised of license and implementation revenues and SaaS and maintenance revenues.

License and Implementation

License and implementation revenues are generated from the sale of software licenses for our on-premise solutions and related implementation services. We expect our license and implementation revenues for the fiscal year 2014 to be lower than those recorded in the current fiscal year ended on September 30, 2013 due to our recent sales execution challenges.

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

Cost of Revenues

Our total cost of revenues is comprised of the following:

License and Implementation

Cost of license and implementation revenues includes costs related to the implementation of our on-premise solutions. Cost of license and implementation revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation and overhead allocation as well as third-party contractors, royalty fees paid to third parties for rights to their intellectual property and travel-related expenses. Cost of license and implementation revenues may vary from period to period depending on a number of factors, including the amount of implementation services required to deploy our solutions and the level of involvement of third-party contractors providing implementation services. We expect our cost of license and implementation revenues to be lower in fiscal year 2014 as compared with the fiscal year ended on September 30, 2013, due primarily to lower expected revenues described above.

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

Research and Development

Our research and development expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation and overhead allocation as well as third-party contractors and travel-related expenses. Our software development costs for new software solutions and enhancements to existing software solutions are generally expensed as incurred. However, we capitalize development costs incurred in connection with the development of certain additional service offerings that will only be offered through the cloud. As of September 30, 2013, we had $5.1 million of capitalized software development costs. On September 30, 2013, the software became available for general release to our customers, and the future costs will be expensed, as incurred. We expect our research and development expenses to increase in absolute dollars as we continue to develop new applications and enhance our existing software solutions.

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel-related costs including salary, bonus, commissions, stock-based compensation, and overhead allocation as well as third-party contractors, travel-related expenses and marketing programs. We recognize sales commission expense upon contract signing, while we recognize revenue over the period the services are provided. We expect our sales and marketing expenses to increase in absolute dollars as we increase the number of our sales and marketing employees to grow in our business.

General and Administrative

Our general and administrative expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation, and overhead allocation, audit and legal fees as well as third-party contractors and travel-related expenses. We expect to continue to incur significant accounting and legal costs related to being a public company, as well as insurance, investor relations and other costs. In addition, we expect to continue to incur additional costs related to the implementation of a new ERP system.

LeapFrogRx Compensation Charges

In January 2012, we acquired LeapFrogRx for initial cash consideration of $3.0 million as well as potential additional payments to former LeapFrogRx stockholders totaling up to $8.3 million, which are expected to be incurred through January 2015. These additional payments are, among other things, subject to future continued employment and are therefore considered compensatory in nature and are being recognized as compensation expense (LeapFrogRx compensation charges) over the term of each component. As of September 30, 2013, we had expensed an aggregate of $5.7 million of LeapFrogRx compensation charges.

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Years Ended September 30,
	2013	2012	2011
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
License and implementation	$59,134	$49,756	$41,499
SaaS and maintenance	42,770	34,502	23,672

Total revenues	101,904	84,258	65,171

Cost of Revenues:
License and implementation(1)	26,832	22,483	18,092
SaaS and maintenance(1)	19,350	18,053	8,828

Total cost of revenues	46,182	40,536	26,920

Gross profit	55,722	43,722	38,251
Operating Expenses:
Research and development(1)	16,772	17,695	13,809
Sales and marketing(1)	21,144	19,640	13,935
General and administrative(1)	16,063	10,584	7,860
Restructuring	1,215	—	—

Total operating expenses	55,194	47,919	35,604

Income (loss) from operations	528	(4,197)	2,647
Interest expense, net	357	655	677
Other expenses, net	658	540	316

Income (loss) before income taxes	(487)	(5,392)	1,654
Provision for income taxes	439	301	172

Net income (loss)	$(926)	$(5,693)	$1,482

(1)	Includes stock-based compensation as follows:

	Fiscal Years Ended September 30
	2013	2012	2011
	(in thousands)
Cost of revenues:
License and implementation	$591	$298	$92
SaaS and maintenance	622	561	29
Research and development	747	297	127
Sales and marketing	1,687	1,103	108
General and administrative	1,209	262	175

Total stock-based compensation	$4,856	$2,521	$531

	Fiscal Years Ended September 30,
	2013	2012	2011
Revenues:
License and implementation	58%	59%	64%
SaaS and maintenance	42	41	36

Total revenues	100	100	100

Cost of Revenues:
License and implementation	26	27	28
SaaS and maintenance	19	21	13

Total cost of revenues	45	48	41

Gross profit	55	52	59
Operating Expenses:
Research and development	17	21	21
Sales and marketing	21	23	22
General and administrative	16	13	12
Restructuring	1	—	—

Total operating expenses	55	57	55

Income (loss) from operations	—	(5)	4
Interest expense, net	—	1	1
Other expenses, net	1	1	1

Income (loss) before income taxes	(1)	(7)	2
Provision for income taxes	—	—	—

Net income (loss)	(1)%	(7)%	2%

Comparison of the Fiscal Years Ended September 30, 2013 and 2012

Revenues

	Fiscal Years Ended September 30,
	2013		2012		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and implementation	$59,134	58%	$49,756	59%	$9,378	19%
SaaS and maintenance	42,770	42	34,502	41	8,268	24

Total revenues	$101,904	100%	$84,258	100%	$17,646	21%

License and Implementation

License and implementation revenues increased $9.4 million, or 19%, to $59.1 million for the fiscal year ended September 30, 2013 from $49.8 million for the fiscal year ended September 30, 2012. Our revenues from existing customers were $46.6 million for the fiscal year ended September 30, 2013 and $41.9 million for the fiscal year ended September 30, 2012. The increase was due to an increased volume of activity.

SaaS and Maintenance

SaaS and maintenance revenues increased $8.3 million, or 24%, to $42.8 million for the fiscal year ended September 30, 2013 from $34.5 million for the fiscal year ended September 30, 2012. The increase in SaaS and maintenance revenues was primarily driven by an increase of $4.6 million in SaaS revenues. Our maintenance and support, application support and training revenues increased $3.7 million in the period primarily due to an increase in the number of service contracts.

Cost of Revenues

	Fiscal Years Ended September 30,
	2013		2012		Change
	Amount	% of Revenues	Amount	% of Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License and implementation	$26,832	45%	$22,483	45%	$4,349	19%
SaaS and maintenance	19,350	45	18,053	52	1,297	7

Total cost of revenues	$46,182	45	$40,536	48	$5,646	14

Gross profit:
License and implementation	$32,302	55%	$27,273	55%	$5,029	18%
SaaS and maintenance	23,420	55	16,449	48	6,971	42

Total gross profit	$55,722	55	$43,722	52	$12,000	27

License and Implementation

Cost of license and implementation revenues increased $4.3 million, or 19%, to $26.8 million during the fiscal year ended September 30, 2013 from $22.5 million for the fiscal year ended September 30, 2012. This increase was in line with the 19% year-on-year increase in license and implementation revenue during the fiscal year ended September 30, 2013. As a percentage of revenue, cost of license and implementation revenues remained at 45% in fiscal year 2013. The increase in the cost of license and implementation revenue was primarily the result of an increase of $4.7 million in personnel costs due primarily to increased headcount and stock-based compensation expense and a $0.2 million increase in royalty fees paid to third parties, partially offset by a reduction of $0.6 million in outside services, travel and other expenses.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased $1.3 million, or 7%, to $19.4 million during the fiscal year ended September 30, 2013 from $18.1 million for the fiscal year ended September 30, 2012. This increase was associated with the 24% year-on-year increase in SaaS and maintenance revenue during the fiscal year ended September 30, 2013, which was primarily due to an increase of $0.8 million in third-party contractors, an increase of $0.3 million in personnel costs and other expenses and an increase of $0.2 million in customer reimbursable expenses. As a percentage of revenue, cost of SaaS and maintenance revenues decreased from 52% in fiscal year 2012 to 45% in fiscal year 2013 primarily due to the increase in overall revenues and the relatively fixed nature of certain associated costs.

Operating Expenses

	Fiscal Years Ended September 30,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$16,772	$17,695	$(923)	(5)%
Sales and marketing	21,144	19,640	1,504	8
General and administrative	16,063	10,584	5,479	52
Restructuring	1,215	—	1,215

Total operating expenses	$55,194	$47,919	$7,275	15

Research and Development

Research and development expenses decreased by $0.9 million, or 5%, to $16.8 million during the fiscal year ended September 30, 2013 from $17.7 million for the fiscal year ended September 30, 2012. The decrease was primarily the result of an increase of $2.0 million in capitalization of software development costs, partially offset by an increase of $0.5 million in personnel costs due primarily to increased headcount and an increase in stock-based compensation of $0.5 million.

Sales and Marketing

Sales and marketing expenses increased by $1.5 million, or 8%, to $21.1 million during the fiscal year ended September 30, 2013 from $19.6 million for the fiscal year ended September 30, 2012. The increase was primarily the result of an increase of $1.2 million in personnel costs due to increased headcount, an increase of $0.7 million in travel-related expenses, an increase in stock-based compensation of $0.6 million, an increase in third-party contractor expense of $0.3 million and an increase of $0.2 million in expenses related to direct marketing events, partially offset by a reduction of $0.9 million in LeapFrogRx compensation charges and an increase of $0.7 million in capitalization of software development costs.

General and Administrative

General and administrative expenses increased by $5.5 million, or 52%, to $16.1 million during the fiscal year ended September 30, 2013 from $10.6 million for the fiscal year ended September 30, 2012. This increase was primarily due to an increase in personnel costs of $2.7 million due to increased headcount, an increase in third-party contractor expense of $1.2 million (primarily audit fees and legal fees), an increase in stock-based compensation of $0.9 million, an increase in office expense of $0.6 million (primarily insurances), and an increase in depreciation of $0.3 million in line with the increase in property and equipment, partially offset by a reduction of $0.6 million in LeapFrogRx compensation charges.

Restructuring

On September 30, 2013, the Company commenced a plan to align its workforce with the company’s strategic initiatives. This plan is expected to be complete by December 31, 2013 and will result in a reduction in the size of the company’s workforce, primarily in professional services. We intend to hire employees primarily in research and development and sales and marketing to continue to support our strategic initiatives in the future. The Company recorded a workforce reduction restructuring charge of $1.2 million primarily related to employee separation packages, which included severance pay, benefits continuation and outplacement costs to be fully paid through March 31, 2014. There was no corresponding charge for the fiscal year ended September 30, 2012.

Interest and Other Expense, Net

	Fiscal Years Ended September 30,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest expense, net	$357	$655	$(298)	(45)%
Other expense, net	658	540	118	22

Interest expense, net primarily relates to financing costs related to our term loan and capital leases. The decrease in interest expense, net in the fiscal year ended September 30, 2013 as compared to same period the previous year was primarily due to the repayment of the term loan in full in May 2013.

Other expense, net increased primarily due to an increase of $0.3 million in changes in the fair value of a convertible preferred stock warrant during the fiscal year ended September 30, 2013 as compared to the fiscal year ended September 30, 2012. Upon the closing of our IPO, the convertible preferred stock warrant automatically converted into a warrant to purchase 86,655 shares of our common stock. In May 2013, the warrant was converted into 71,847 shares of our common stock, net of the warrant price. Therefore, we do not expect to incur other expense, net related to these warrants.

Provision for Income Taxes

	Fiscal Years Ended September 30,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$439	$301	$138	46%

Provision for income taxes is primarily related to the state minimum tax and foreign tax on our profitable foreign operations. The change in income tax provision is primarily due to the change in income related to our foreign operations.

For the fiscal year ended September 30, 2013, the tax expense computed using the statutory federal tax rate would have been a benefit of $0.2 million as compared to the income tax provision of $0.4 million. The difference was primarily due to permanent differences, partially offset by research and development tax credits.

For the fiscal year ended September 30, 2012, the tax expense computed using the statutory federal tax rate would have been a benefit of $1.8 million as compared to the income tax provision of $0.3 million. The difference was primarily due to the valuation allowance, partially offset by research and development tax credits and state taxes net of federal benefit.

Comparison of the Fiscal Years Ended September 30, 2012 and 2011

Revenues

	Fiscal Years Ended September 30,
	2012		2011		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and implementation	$49,756	59%	$41,499	64%	$8,257	20%
SaaS and maintenance	34,502	41	23,672	36	10,830	46

Total revenues	$84,258	100%	$65,171	100%	$19,087	29

License and Implementation

License and implementation revenues increased $8.3 million, or 20%, to $49.8 million for the fiscal year ended September 30, 2012 from $41.5 million for the fiscal year ended September 30, 2011. Our revenues from existing customers were $41.9 million for the fiscal year ended September 30, 2012 and $34.1 million for the fiscal year ended September 30, 2011. The increase was due to an increased volume of activity.

SaaS and Maintenance

SaaS and maintenance revenues increased $10.8 million, or 46%, to $34.5 million for the fiscal year ended September 30, 2012 from $23.7 million for the fiscal year ended September 30, 2011. The increase in SaaS and maintenance revenues was primarily driven by an increase of $8.2 million in SaaS revenues, of which $5.9 million was due to the acquisition of LeapFrogRx and $2.3 million was due to sales to new customers. Our maintenance and support and application support revenues increased $2.5 million primarily due to an increase in the number of service contracts.

Cost of Revenues

	Fiscal Years Ended September 30,
	2012		2011		Change
	Amount	% of Revenues	Amount	% of Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License and implementation	$22,483	45%	$18,092	44%	$4,391	24%
SaaS and maintenance	18,053	52	8,828	37	9,225	104

Total cost of revenues	$40,536	48	$26,920	41	$13,616	51

Gross profit:
License and implementation	$27,273	55%	$23,407	56%	$3,866	17%
SaaS and maintenance	16,449	48	14,844	63	1,605	11

Total gross profit	$43,722	52	$38,251	59	$5,471	14

License and Implementation

Cost of license and implementation revenues increased $4.4 million, or 24%, to $22.5 million during the fiscal year ended September 30, 2012 from $18.1 million for the fiscal year ended September 30, 2011. The increase in the cost of license and implementation revenues was primarily the result of an increase of $2.1 million in personnel costs due primarily to increased headcount and an increase of $2.5 million in third-party contractors, partially offset by a reduction in royalty fees paid to third parties.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased $9.2 million, or 104%, to $18.1 million during the fiscal year ended September 30, 2012 from $8.8 million for the fiscal year ended September 30, 2011. The increase in the cost of SaaS and maintenance revenues was primarily the result of an increase of $8.1 million in personnel costs due primarily to increased headcount, including personnel from LeapFrogRx and an increase of $0.7 million in third-party contractors. The increase in personnel costs includes $2.9 million of LeapFrogRx compensation charges and an increase of $0.5 million in stock-based compensation expense.

Operating Expenses

	Fiscal Years Ended September 30,
	2012	2011	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$17,695	$13,809	$3,886	28%
Sales and marketing	19,640	13,935	5,705	41
General and administrative	10,584	7,860	2,724	35

Total operating expenses	$47,919	$35,604	$12,315	35

Research and Development

Research and development expenses increased by $3.9 million, or 28%, to $17.7 million during the fiscal year ended September 30, 2012 as compared to $13.8 million for the fiscal year ended September 30, 2011. The increase was primarily the result of an increase of $3.5 million in personnel costs due primarily to increased headcount and an increase of $0.4 million in third-party contractors. The increase in personnel costs included $0.1 million of LeapFrogRx compensation charges.

Sales and Marketing

Sales and marketing expenses increased by $5.7 million, or 41%, to $19.6 million during the fiscal year ended September 30, 2012 as compared to $13.9 million for the fiscal year ended September 30, 2011. The increase was primarily the result of an increase of $5.1 million in personnel costs due primarily to increased headcount, including personnel from LeapFrogRx, an increase of $0.3 million in expenses related to direct marketing events and an increase of $0.3 million in travel-related expenses. The increase in personnel costs includes $1.1 million of LeapFrogRx compensation charges and an increase of $1.0 million in stock-based compensation expense.

General and Administrative

General and administrative expenses increased $2.7 million, or 35%, to $10.6 million during the fiscal year ended September 30, 2012 as compared to $7.9 million for the fiscal year ended September 30, 2011. This increase was primarily due to an increase in personnel costs due to increased headcount, including personnel from LeapFrogRx. The increase in personnel costs includes $0.7 million of LeapFrogRx compensation charges.

Interest and Other Expense, Net

	Fiscal Years Ended September 30,
	2012	2011	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest expense, net	$655	$677	$(22)	(3)%
Other expense, net	540	316	224	71

Interest expense, net primarily relates to financing costs related to our term loan and capital leases.

Other expense, net increased primarily due to an increase of $0.3 million in changes in the fair value of a convertible preferred stock warrant during the fiscal year ended September 30, 2012 as compared to the fiscal year ended September 30, 2011.

Provision for Income Taxes

	Fiscal Years Ended September 30,
	2012	2011	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$301	$172	$129	75%

Provision for income taxes increased $0.1 million to $0.3 million for the fiscal year ended September 30, 2012 as compared to $0.2 million for the fiscal year ended September 30, 2011. This change was primarily the result of an increase in the income tax provision in foreign jurisdictions due to an increase in income from our foreign operations.

For the fiscal year ended September 30, 2012, the tax expense computed using the statutory federal tax rate would have been a benefit of $1.8 million as compared to the income tax provision of $0.3 million. The difference was primarily due to the valuation allowance, partially offset by research and development tax credits and state taxes net of federal benefit.

For the fiscal year ended September 30, 2011, the tax expense computed using the statutory federal tax rate would have been an expense of $0.6 million as compared to the income tax provision of $0.2 million. The difference was primarily due to the valuation allowance and research and development tax credits, partially offset by permanent differences for expenses not deductible for tax purposes and a change in the state effective rate.

Quarterly Results of Operations (Unaudited)

The following table sets forth our unaudited quarterly statements of operations data for the last eight fiscal quarters. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this annual report and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013
	(in thousands, except per share amounts)
Revenues:
License and implementation	$11,365	$11,659	$13,191	$13,541	$12,462	$14,481	$16,419	$15,772
SaaS and maintenance	6,692	8,581	9,582	9,647	9,879	10,078	10,828	11,985

Total revenues	18,057	20,240	22,773	23,188	22,341	24,559	27,247	27,757

Cost of Revenues:
License and implementation(1)	5,028	5,515	5,712	6,228	5,560	6,800	7,527	6,945
SaaS and maintenance(1)	2,496	5,168	5,616	4,773	4,523	4,781	4,865	5,181

Total cost of revenues	7,524	10,683	11,328	11,001	10,083	11,581	12,392	12,126

Gross profit	10,533	9,557	11,445	12,187	12,258	12,978	14,855	15,631
Operating Expenses:
Research and development(1)	4,173	4,817	4,491	4,214	4,119	4,483	4,063	4,107
Sales and marketing(1)	3,981	5,705	5,365	4,598	5,336	5,770	5,256	4,782
General and administrative(1)	2,393	2,773	2,618	2,800	3,877	3,758	3,883	4,545
Restructuring	—	—	—	—	—	—	—	1,215

Total operating expenses	10,547	13,295	12,465	11,612	13,332	14,011	13,202	14,649

Income (loss) from operations	(14)	(3,738)	(1,020)	575	(1,074)	(1,033)	1,653	982
Interest expense, net	184	170	160	141	126	115	85	31
Other expenses, net	406	179	(36)	(9)	52	660	(48)	(6)

Income (loss) before income taxes	(604)	(4,087)	(1,144)	443	(1,252)	(1,808)	1,616	957
Provision for income taxes	71	68	92	70	61	88	81	209

Net income (loss)	(675)	(4,155)	(1,236)	373	(1,313)	(1,896)	1,535	748

(1) Includes stock-based compensation as follows:
Cost of Revenues:
License and implementation	77	69	61	91	40	90	240	221
SaaS and maintenance	24	368	77	92	74	114	215	219
Research and development	97	73	56	71	54	98	305	290
Sales and marketing	245	529	167	162	259	454	686	288
General and administrative	65	47	50	100	130	186	361	532

Total stock-based compensation expense	508	1,086	411	516	557	942	1,807	1,550

	Three Months Ended
	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013
Revenues:
License and implementation	63%	58%	58%	58%	56	59%	60%	57%
SaaS and maintenance	37	42	42	42	44	41	40	43

Total revenues	100	100	100	100	100	100	100	100

Cost of Revenues:
License and implementation	28	27	25	27	25	28	27	25
SaaS and maintenance	14	26	25	20	20	19	18	19

Total cost of revenues	42	53	50	47	45	47	45	44

Gross profit	58	47	50	53	55	53	55	56
Operating Expenses:
Research and development	23	24	20	18	18	18	15	15
Sales and marketing	22	28	23	20	24	24	20	17
General and administrative	14	13	11	12	18	15	14	16
Restructuring	—	—	—	—	—	—	—	4

Total operating expenses	59	65	54	50	60	57	49	52

Income (loss) from operations	(1)	(18)	(4)	3	(5)	(4)	6	4
Interest expense, net	1	1	1	1	1	1	—	—
Other expenses, net	2	1	—	—	—	3	—	—

Income (loss) before income taxes	(4)	(20)	(5)	2	(6)	(8)	6	4
Provision for income taxes	—	—	—	—	—	—	—	1

Net income (loss)	(4)%	(20)%	(5)%	2%	(6)%	(8)%	6%	3%

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of $103.4 million. Since inception, we have financed our operations primarily through proceeds from the issuance of capital stock and since 2006 through cash flows from operations. We expended cash flows in operating activities in the fiscal year ended September 30, 2013 of $0.4 million and generated cash flows from operating activities in the fiscal years ended September 30, 2012 and 2011 of $5.7 million and $3.1 million, respectively.

We believe our current cash and cash equivalents are sufficient to meet our cash needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of spending to support research and development efforts and expansion of our business and capital expenditures for the purchase of computer hardware and software. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Cash Flows

	Years Ended September 30,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities	$(414)	$5,723	$3,115
Cash flows from investing activities	(5,140)	(5,905)	(779)
Cash flows from financing activities	93,216	(2,449)	4,186

Initial Public Offering

On March 25, 2013, we closed our IPO whereby 7,751,000 shares of common stock were sold to the public (inclusive of 1,011,000 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters). The aggregate net proceeds received by us from the IPO were $101.1 million, net of underwriting discounts and commissions.

Cash Flows from Operating Activities

Net cash used in operating activities was $0.4 million for the fiscal year ended September 30, 2013. Net cash provided by operating activities was $5.7 million for the fiscal year ended September 30, 2012, compared to $3.1 million for the fiscal year ended September 30, 2011.

Net cash of $0.4 million used in operating activities during the fiscal year ended September 30, 2013 was principally the result of our net loss of $0.9 million and a net change of $7.4 million in operating assets and liabilities, partially offset by non-cash adjustments such as stock-based compensation, depreciation and amortization, changes in fair value of preferred stock warrant liability etc. aggregating to $7.9 million. The net changes in operating assets and liabilities primarily related to a reduction of $9.0 million in deferred revenue mainly driven by higher revenues recognized upon completion of customer projects; an increase of $3.7 million in accounts receivable due to higher invoicing and revenue in the fourth quarter of 2013 as compared to 2012, and an increase of $3.0 million in prepaid expenses and other current assets as the Company prepaid cash towards some of its future commitments, partially offset by an increase of $6.3 million in accrued employee compensation primarily due to an accrual of bonus expected to be paid out in fiscal year 2014 and beyond, and cash contributed by employees who participated in the Company’s employees stock purchase program; a reduction of $0.9 million in deferred cost of implementation services due to an increase in the number of SaaS contracts; an increase of $0.9 million in other accrued and long-term liabilities and an increase of $0.3 million in accounts payable.

Net cash of $5.7 million provided by operating activities during the fiscal year ended September 30, 2012 was principally the result of changes in assets and liabilities of $6.6 million and non-cash adjustments of $4.8 million, offset by our net loss of $5.7 million. The significant components of the assets and liabilities changes included increased deferred revenues of $3.1 million, increased accrued employee compensation of $1.9 million, increased other accrued and long-term liabilities of $2.1 million, and reduced accounts receivable of $0.9 million, partially offset by $0.9 million of increases in prepaid expenses and other current assets. Our significant non-cash charges included $2.5 million of stock-based compensation and $1.8 million of depreciation and amortization expense during that period.

Net cash of $3.1 million provided by operating activities for the fiscal year ended September 30, 2011 was primarily attributable to our net income of $1.5 million, adjusted for $2.1 million of non-cash charges, and reduced by assets and liabilities changes of $0.5 million. The significant components of the assets and liabilities changes included increased accounts receivable of $7.6 million related to the timing of contractual payments, partially offset by $5.4 million increases in deferred revenues and $1.3 million increases in accrued employee compensation. Major components of non-cash charges were depreciation and amortization of $1.2 million and stock-based compensation of $0.5 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $5.1 million, $5.9 million and $0.8 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Net cash used in investing activities for the fiscal year ended September 30, 2013 was primarily due to the capitalized software development costs of $3.7 million and purchases of property and equipment of $1.4 million.

Net cash used in investing activities for the fiscal year ended September 30, 2012 was primarily due to the acquisition of LeapFrogRx for $3.0 million, purchases of property and equipment of $1.8 million and capitalized software development costs of $1.1 million.

Net cash used in investing activities for the fiscal years ended September 30, 2011 was primarily due to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $93.2 million and $4.2 million for the fiscal year ended September 30, 2013 and 2011, respectively. Net cash used in financing activities was $2.4 for the fiscal year ended September 30, 2012.

Net cash provided by financing activities for the for the fiscal year ended September 30, 2013 primarily consisted of IPO proceeds of $101.1 million, net of underwriting discounts, and $0.9 million from exercises of stock options, partially offset by $2.9 million in initial public offering costs and $5.8 million related to the repayment of our term loan and capital lease.

Net cash used in financing activities for the fiscal year ended September 30, 2012 was primarily due to loan repayment of $2.3 million and payments of capital leases of $0.5 million, partially offset by proceeds from issuance of common stock under our stock option plans of $0.6 million.

Net cash provided by financing activities for the fiscal year ended September 30, 2011 was primarily due to proceeds from loan of $7.5 million and proceeds from issuance of common stock under our stock option plans of $0.4 million, partially offset by loan repayment of $3.5 million.

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

In connection with the October 2010 amendment, we issued a warrant to Silicon Valley Bank to purchase 86,655 shares of convertible preferred stock. Upon the closing of the IPO, the outstanding warrant to purchase convertible preferred stock automatically converted into a warrant to purchase 86,655 shares of common stock. In May 2013, the warrant was converted as a result of a “net exercise” of the warrant, into 71,847 shares of our common stock.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2013:

	Contractual Payment Obligations Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 years
	(in thousands)
Operating lease obligations(1)	$2,801	$1,494	$851	$456	$—
Capital lease obligations(2)	330	330	—	—	—
LeapFrogRx compensation charges(3)	1,930	965	965	—	—

Total	$5,061	$2,789	$1,816	$456	$—

(1)	Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities leases.
(2)	Capital lease obligations represent financing on computer equipment and software purchases.
(3)	LeapFrogRx compensation charges represent additional consideration payable that is not subject to revenue earn-out criteria.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires our management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include revenue recognition, legal contingencies, income taxes, stock-based compensation, software development costs and valuation of intangibles. These estimates and assumptions are based on our management’s best estimates and judgment. Our management regularly evaluates these estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, share-based compensation and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

For further information on all of our significant accounting policies, see Note 2 of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents bears interest at a fixed interest rate. Our primary exposure to market risk is interest income and expense sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.

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

Item 8.	Financial Statements and Supplementary Data

MODEL N, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Model N, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Model N, Inc. and its subsidiaries at September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

December 6, 2013

MODEL N, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	As of September 30,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$103,350	$15,768
Accounts receivable (net of allowance for doubtful accounts of $46 and $55 at September 30, 2013 and 2012, respectively)	16,140	12,468
Deferred cost of implementation services, current portion	491	1,077
Prepaid expenses	3,225	2,246
Other current assets	342	552

Total current assets	123,548	32,111
Property and equipment, net	7,871	4,590
Goodwill	1,509	1,509
Intangible assets, net	918	1,248
Other assets	626	1,140

Total assets	$134,472	$40,598

Liabilities, Convertible Preferred Stock And Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$468	$196
Accrued employee compensation	13,941	7,650
Accrued liabilities	2,848	4,432
Deferred revenue, current portion	19,131	29,362
Capital lease obligations, current portion	318	555
Loan obligations, current portion	—	2,500

Total current liabilities	36,706	44,695
Deferred revenue, net of current portion	3,507	2,289
Capital lease obligation, net of current portion	—	349
Loan obligations, net of current portion	—	2,627
Other long-term liabilities	641	1,125

Total liabilities	40,854	51,085

Commitments and contingencies (Note 6)

Convertible Preferred Stock:
Convertible preferred stock, $0.00005 par value; no shares and 20,571 shares authorized; no shares and 20,103 shares issued and outstanding at September 30, 2013 and 2012, respectively	—	41,776

Stockholders’ Equity (Deficit):
Common Stock, $0.00015 par value; 200,000 shares and 100,000 shares authorized; 22,999 shares and 8,131 shares issued and outstanding at September 30, 2013 and 2012, respectively	3	1
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	156,032	9,045
Accumulated other comprehensive loss	(302)	(120)
Accumulated deficit	(62,115)	(61,189)

Total stockholders’ equity (deficit)	93,618	(52,263)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$134,472	$40,598

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Years Ended September 30,
	2013	2012	2011
Revenues:
License and implementation	$59,134	$49,756	$41,499
SaaS and maintenance	42,770	34,502	23,672

Total revenues	101,904	84,258	65,171

Cost of Revenues:
License and implementation	26,832	22,483	18,092
SaaS and maintenance	19,350	18,053	8,828

Total cost of revenues	46,182	40,536	26,920

Gross profit	55,722	43,722	38,251
Operating Expenses:
Research and development	16,772	17,695	13,809
Sales and marketing	21,144	19,640	13,935
General and administrative	16,063	10,584	7,860
Restructuring	1,215	—	—

Total operating expenses	55,194	47,919	35,604

Income (loss) from operations	528	(4,197)	2,647
Interest expense, net	357	655	677
Other expenses, net	658	540	316

Income (loss) before income taxes	(487)	(5,392)	1,654
Provision for income taxes	439	301	172

Net income (loss)	$(926)	$(5,693)	$1,482

Net income (loss) per share attributable to common stockholders:
Basic and diluted	$(0.06)	$(0.73)	$—

Weighted average number of shares used in computing net income (loss) per share attributable to common stockholders:
Basic and diluted	15,979	7,815	7,324

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Fiscal Years Ended September 30,
	2013	2012	2011
Net income (loss)	$(926)	$(5,693)	$1,482
Foreign currency translation loss, net of taxes	(182)	—	(72)

Total comprehensive income (loss)	$(1,108)	$(5,693)	$1,410

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at September 30, 2010	20,103	41,776	7,060	1	4,947	(48)	(56,978)	(52,078)
Issuance of common stock upon exercise of stock options	—	—	523	—	434	—	—	434
Stock-based compensation	—	—	—	—	531	—	—	531
Foreign currency translation loss, net of taxes	—	—	—	—	—	(72)	—	(72)
Net income	—	—	—	—	—	—	1,482	1,482

Balance at September 30, 2011	20,103	41,776	7,583	1	5,912	(120)	(55,496)	(49,703)
Issuance of common stock upon exercise of stock options	—	—	348	—	600	—	—	600
Issuance of restricted stock awards	—	—	200	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,533	—	—	2,533
Net loss	—	—	—	—	—	—	(5,693)	(5,693)

Balance at September 30, 2012	20,103	41,776	8,131	1	9,045	(120)	(61,189)	(52,263)
Issuance of common stock upon initial public offering (IPO)	—	—	7,011	1	101,063	—	—	101,064
Reclassification of deferred offering cost from other assets to additional paid-in capital upon IPO	—	—	—	—	(3,256)	—	—	(3,256)
Conversion of convertible preferred stock to common stock upon IPO	(20,103)	(41,776)	7,250	1	41,775	—	—	41,776
Reclassification of preferred stock warrant liability to additional paid-in capital upon IPO	—	—	—	—	1,419	—	—	1,419
Adjustment to deferred offering cost	—	—	—	—	88	—	—	88
Issuance of common stock upon exercise of preferred stock warrant	—	—	72	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	565	—	860	—	—	860
Issuance of common stock upon release of restricted stock units	—	—	7	—	—	—	—	—
Cancellation of forfeited restricted stock awards	—	—	(37)	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,038	—	—	5,038
Foreign currency translation loss, net of taxes	—	—	—	—	—	(182)	—	(182)
Net loss	—	—	—	—	—	—	(926)	(926)

Balance at September 30, 2013	—	$—	22,999	$3	$156,032	$(302)	$(62,115)	$93,618

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years Ended September 30,
	2013	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$(926)	$(5,693)	$1,482
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,877	1,526	1,044
Amortization of intangible assets	330	234	167
Stock-based compensation	4,856	2,521	531
Loss on disposal of property and equipment	19	—	—
Amortization of debt discount	81	41	38
Changes in fair value of preferred stock warrant liability	671	345	243
Provision for doubtful accounts	9	45	1
Deferred income taxes	42	135	61
Changes in assets and liabilities:
Accounts receivable	(3,719)	936	(7,647)
Prepaid expenses and other assets	(3,043)	(852)	(518)
Deferred cost of implementation services	925	(314)	782
Accounts payable	264	(284)	49
Accrued employee compensation	6,275	1,871	1,291
Other accrued and long-term liabilities	900	2,103	228
Deferred revenue	(8,975)	3,109	5,363

Net cash provided by (used in) operating activities	(414)	5,723	3,115

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,392)	(1,760)	(779)
Capitalization of software development costs	(3,741)	(1,145)	—
Net purchase of short-term investments	(7)	—	—
Acquisition of a business	—	(3,000)	—

Net cash used in investing activities	(5,140)	(5,905)	(779)

Cash Flows From Financing Activities:
Proceeds from initial public offering, net of offering costs of $7.6 million	101,064	—	—
Proceeds from issuance of common stock	860	600	434
Payments for deferred offering costs	(2,914)	(220)	—
Principal payments on capital lease obligations	(586)	(537)	(232)
Proceeds from loan	—	—	7,500
Principal payments on loan	(5,208)	(2,292)	(3,516)

Net cash provided by (used in) financing activities	93,216	(2,449)	4,186

Effect of exchange rate changes on cash and cash equivalents	(80)	(21)	(46)

Net increase (decrease) in cash and cash equivalents	87,582	(2,652)	6,476
Cash and cash equivalents
Beginning of the year	15,768	18,420	11,944

End of the year	$103,350	$15,768	$18,420

Supplemental Disclosure of Cash Flow Data:
Cash paid for income taxes	$270	$273	$256
Cash paid for interest	298	634	570
Noncash Investing and Financing Activities:
Acquisition of property and equipment under capital leases	$—	$95	$1,040
Capitalized stock options in software development costs	182	12	—
Issuance of convertible preferred stock warrant in connection with loan financing	—	—	160
Conversion of preferred stock warrant to common stock warrant	1,419	—	—
Net settlement for exercise of common stock warrant	300	—	—
Conversion of convertible preferred stock to common stock	41,776	—	—
Deferred offering costs not yet paid	6	473	—

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Notes to Consolidated Financial Statements

1. The Company

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

Fiscal Year

The Company’s fiscal year ends on September 30. References to fiscal year 2013, for example, refer to the fiscal year ended September 30, 2013.

Initial Public Offering

On March 25, 2013, the Company closed its initial public offering (IPO) whereby 7,751,000 shares of common stock were sold to the public (inclusive of 1,011,000 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters and 740,000 shares of common stock sold by a selling stockholder). The aggregate net proceeds received by the Company from the offering were $101.1 million, net of underwriting discounts and commissions of $7.6 million. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 7,249,987 shares of common stock, and an outstanding warrant to purchase convertible preferred stock automatically converted into a warrant to purchase 86,655 shares of common stock. In May 2013, the warrant was converted into 71,847 shares of common stock, net of the warrant price.

2. Summary of Significant Accounting Policies and Estimates

Basis for Presentation

The Company’s consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include revenue recognition, legal contingencies, income taxes, stock-based compensation, software development costs and valuation of intangibles. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.

Revenue Recognition

Revenues are comprised of license and implementation revenues and Software as a Service (SaaS) and maintenance revenues.

MODEL N, INC.

Notes to Consolidated Financial Statements

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

In SaaS arrangements where subscription fees and implementation services have a standalone value, the Company allocates revenue to each element in the arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if VSOE is not available, or best estimated selling price (BESP), if neither VSOE nor TPE is available. As the Company has been unable to establish VSOE or TPE for the elements of its SaaS arrangements, the Company establishes the BESP for each element by considering company-specific factors such as existing pricing and discounting. The consideration allocated to subscription fees is recognized as revenue ratably over the contract period. The consideration allocated to implementation services is recognized as revenue as services are performed. The total arrangement fee for a multiple element arrangement is allocated based on the relative BESP of each element.

Maintenance and support revenues include post-contract customer support and the right to unspecified software updates and enhancements on a when and if available basis. Application support revenues include supporting, managing and administering our software solutions, and providing additional end user support. Maintenance and support revenues, and application support revenues are recognized ratably over the period in which the services are provided. The revenues from training and customer-reimbursed expenses are recognized as the Company delivers these services.

MODEL N, INC.

Notes to Consolidated Financial Statements

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

For multiple software element arrangements, the Company allocates the sales price among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on their VSOE of fair value. VSOE is the price charged when an element is sold separately or a price set by management with the relevant authority. The Company has established VSOE for maintenance and support and training.

The Company does not offer any contractual rights of return, rebates or price protection. The Company’s implementation projects generally have a term ranging from a few months to three years and may be terminated by the customer at any time. Should a loss be anticipated on a contract, the full amount of the loss is recorded when the loss is determinable. The Company updates its estimates regarding the completion of implementations based on changes to the expected contract value and revisions to its estimates of time required to complete each implementation project. Amounts that may be payable to customers to settle customer disputes are recorded as a reduction in revenues or reclassified from deferred revenue to customer payables in accrued liabilities and other long-term liabilities.

Costs of Revenues

Cost of license and implementation revenues consists primarily of personnel-related costs including salary, bonus, stock-based compensation and overhead allocation as well as third-party contractors, royalty fees paid to third parties for the right to intellectual property and travel-related expenses. Cost of SaaS and maintenance revenues consists primarily of personnel-related costs including salary, bonus, stock-based compensation and overhead allocation as well as reimbursable expenses, third-party contractors and data center-related expenses.

Deferred cost of implementation services consists of costs related to implementation services that were provided to the customer but the revenues for the services have not yet been recognized, provided however that the customer is contractually required to pay for the services. These costs primarily consist of personnel costs. As of September 30, 2013 and 2012, the deferred cost of implementation services totaled $0.8 million and $1.1 million, respectively.

Warranty

The Company provides limited warranties on all sales and provides for the estimated cost of warranties at the date of sale. The estimated cost of warranties has not been material to date.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is their respective local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rate as of the applicable consolidated balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. The effects of foreign currency translations are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity (deficit) in the accompanying consolidated

MODEL N, INC.

Notes to Consolidated Financial Statements

statements of stockholders’ equity (deficit). Realized gains and losses from foreign currency transactions are included in other expenses, net in the consolidated statements of operations and have not been material for all periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months at date of purchase to be cash equivalents. The Company’s cash equivalents are comprised of U.S. treasury bills and money market funds, and are maintained with financial institutions with high credit ratings. The deposits in money market funds are not federally insured.

Concentration of Credit Risk and Significant Customers

Credit risk is the risk of loss from amounts owed by financial counterparties. Credit risk can occur at multiple levels; as a result of broad economic conditions, challenges within specific sectors of the economy, or from issues affecting individual companies. Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company maintains cash and cash equivalents with major financial institutions. The Company’s cash and cash equivalents consist of bank deposits held with banks, U.S. treasury bills and money market funds that, at times, exceed federally insured limits. The Company limits its credit risk by dealing with counterparties that are considered to be of high credit quality and by performing periodic evaluations of its investments and of the relative credit standing of these financial institutions.

In the normal course of business, the Company is exposed to credit risk from its customers. To reduce credit risk, the Company performs ongoing credit evaluations of its customers.

The following customers comprised 10% or more of the Company’s accounts receivable at September 30, 2013 and 2012 and of the Company’s total revenues for the fiscal years ended September 30, 2013, 2012 and 2011, respectively:

	As of September 30
	2013	2012
Accounts Receivable
Company A	21%	14%
Company B	14	*
Company C	10	11
Company D	*	14
Company E	*	*

	Fiscal Years Ended September 30,
	2013	2012	2011
Revenue
Company A	12%	14%	*	%
Company B	*	*	*
Company C	12	*	*
Company D	*	10	15
Company E	*	*	12

*	Less than 10%

MODEL N, INC.

Notes to Consolidated Financial Statements

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of this allowance for doubtful accounts by considering historical experience, the age of the accounts receivable balances, the credit quality of the customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified. The table below presents the changes in the allowance for doubtful accounts for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

	Fiscal Years Ended September 30,
	2013	2012	2011
	(in thousands)
Opening balance	$55	$10	$9
Provision for doubtful accounts, net of reversals and recoveries	48	55	10
Write offs	(57)	(10)	(9)

Closing balance	$46	$55	$10

Revenue that has been recognized, but for which the Company has not invoiced the customer, amounting to $1.6 million and $2.3 million is recorded as unbilled receivables and is included in accounts receivables in the consolidated balance sheets as of September 30, 2013 and 2012, respectively. Invoices that have been issued before revenue has been recognized are recorded as deferred revenue in the consolidated balance sheets.

Property and Equipment, Net

Property and equipment are recorded at cost less accumulated depreciation. Depreciation of property and equipment is calculated using straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of lease term or estimated useful lives of the assets.

The estimated useful lives of property and equipment are as follows:

Computer software and equipment	2-5 years
Furniture and fixtures	2-5 years
Leasehold improvements	Shorter of the lease term or estimated useful life
Software development costs	3 years

Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense as incurred. Upon retirement or sale of property and equipment, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in statement of operations.

Capital Leases

Computer equipment leases are capitalized when the Company assumes substantially all risks and benefits of ownership of the computer equipment. Accordingly, the Company records the asset and obligation at an amount equal to the lesser of the fair market value of the computer equipment or the net present value of the

MODEL N, INC.

Notes to Consolidated Financial Statements

minimum lease payments at the inception of the lease. Leased computer equipment is depreciated using the straight-line basis over the shorter of its estimated useful life or the lease term.

Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of its long-lived assets, including property and equipment and intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any impairment charges on its long-lived assets during any periods presented.

Goodwill and Other Intangible Assets

The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests. The Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if an event or circumstance indicates that impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business environment, among other things. If the conclusion of a qualitative assessment is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company estimates the fair value of the reporting unit and compares this amount to the carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. During the fourth quarter of fiscal 2013, the Company completed its annual impairment test of goodwill. Based upon the qualitative assessment, the Company determined that its goodwill was not impaired as of September 30, 2013. The Company did not record any charges related to goodwill impairment during any periods presented.

Other intangible assets, consisting of developed technology, backlog, non-competition agreements and customer relationships, are stated at fair value less accumulated amortization. All intangible assets have been determined to have finite lives and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from three to five years. Amortization expense related to developed technology is included in cost of SaaS and maintenance revenue while amortization expense related to backlog, non-competition agreements and customer relationships is included in sales and marketing expense.

Fair Value of Financial Instruments

The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities. The Company regularly reviews its financial instruments portfolio to identify and evaluate such instruments that have indications of possible impairment. When there is no readily available market data, fair value estimates are made by the Company, which involves some level of management estimation and judgment and may not necessarily represent the amounts that could be realized in a current or future sale of these assets.

Based on borrowing rates currently available to the Company for financing obligations with similar terms and considering the Company’s credit risks, the carrying value of the financing obligation approximates fair value.

MODEL N, INC.

Notes to Consolidated Financial Statements

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

Level 2—Input other than quoted prices included in Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs for similar assets and liabilities that are observable or can be corroborated by observable market data; and

Level 3—Unobservable inputs that are supported by little or no market activity, which requires the Company to develop its own models and involves some level of management estimation and judgment.

The Company’s Level 1 assets consist of U.S. treasury bills and money market funds. These instruments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

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

Research and Development and Capitalization of Software Development Costs

The Company generally expenses costs related to research and development, including those activities related to software solutions to be sold, leased or otherwise marketed. As such development work is essentially completed concurrently with the establishment of technological feasibility, and accordingly, the Company has not capitalized any such development costs.

The Company capitalizes certain software development costs incurred in connection with its cloud-based software platform for internal use. The Company capitalizes software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. When development becomes substantially complete and ready for its intended use, such capitalized costs will be amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years. Costs associated with preliminary project stage activities, training, maintenance and all post implementation stage activities are expensed as incurred. The Company capitalized software development costs of $3.9 million and $1.2 million during the fiscal years ended September 30, 2013 and 2012, respectively.

Sales Commissions

Sales commissions are recognized as an expense upon contract signing. Substantially all of the compensation due to the sales force is earned at the time of the contract signing, with limited ability to recover any commissions paid if a contract is terminated.

MODEL N, INC.

Notes to Consolidated Financial Statements

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. The Company incurred no advertising and promotion costs during the fiscal years ended September 30, 2012 and 2011. The Company incurred $1,000 of advertising and promotion costs during the fiscal year ended September 30, 2013.

Employee Benefit Plan

The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code (IRC). There were no matching or discretionary employer contributions made to this plan during any periods presented.

Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards granted to our employees and directors including stock options and restricted stock is measured and recognized based on the estimated fair value of the award on the grant date. The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock option awards. The fair value is recognized as expense, net of estimated forfeitures on a straight-line basis, over the requisite service period, which is generally the vesting period of the respective award. The Black-Scholes-Merton valuation model requires the use of subjective assumptions to determine the fair value of stock option awards, including the expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends. The Company periodically estimates the portion of awards which will ultimately vest based on its historical forfeiture experience. These estimates are adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from the prior estimates.

Income Taxes

The Company accounts for income taxes in accordance with the FASB ASC No. 740—Accounting for Income Taxes (ASC 740). The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in the subsequent period when such a change in estimate occurs.

The Company regularly assesses the likelihood that its deferred income tax assets will be realized from future taxable income based on the realization criteria set forth in ASC 740. To the extent that the Company believes any amounts are not more likely than not to be realized, the Company records a valuation allowance to reduce the deferred income tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event the Company determines that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred income tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made.

As of September 30, 2013 and 2012, the Company had gross deferred income tax assets, related primarily to net operating loss (NOL) carry forwards, deferred revenues, accruals and reserves that are not currently deductible and depreciable and amortizable items of $26.9 million and $27.5 million, respectively, which have

MODEL N, INC.

Notes to Consolidated Financial Statements

been fully offset by a valuation allowance. Utilization of these net loss carry forwards is subject to the limitations of IRC Section 382. The Company recently concluded a study of NOL carry forwards and has determined that as of September 30, 2013 most of its NOL carry forwards are not subject to the limitations of IRC Section 382. However, in the future, some portion or all of these carry forwards may not be available to offset any future taxable income.

Segment

The Company has one operating segment with one business activity, developing and monetizing revenue management solutions. The Company’s Chief Operating Decision Maker (CODM) is its Chief Executive Officer, who manages operations on a consolidated basis for purposes of allocating resources. When evaluating performance and allocating resources, the CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information for the business operations of revenue management solutions.

Net Income (Loss) per Share

The Company’s basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, which excludes unvested restricted stock awards. The diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, warrants outstanding, options to purchase common stock, unvested restricted stock awards and unvested restricted stock units are considered to be common stock equivalents.

Since the Company has issued securities other than common stock that participate in dividends with the common stock, or participating securities, it is required to apply the two-class method to compute the net income (loss) per share attributable to common stockholders. The Company determined that as of the end of its fiscal years 2012 and 2011, it has participating securities outstanding in the form of noncumulative convertible preferred stock that share in dividends with common stock. The two-class method requires that the Company calculate the net income per share using net income attributable to the common stockholders which will differ from the Company’s net income. Net income attributable to the common stockholders is generally equal to the net income less assumed periodic preferred stock dividends with any remaining earnings, after deducting assumed dividends, to be allocated on a pro rata basis between the outstanding common and preferred stock as of the end of each period.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation adjustments. In June 2011, the FASB issued ASU No. 2011-05—Comprehensive Income (Topic 220): Presentation of Comprehensive Income to provide guidance on increasing the prominence of items reported in other comprehensive income (loss). This accounting standard update requires that the total of comprehensive income (loss), the components of net income (loss), and the components of other comprehensive income (loss) be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be applied retrospectively for all periods presented. Early adoption is permitted. The Company adopted this guidance in the accompanying consolidated financial statements, and, accordingly, comprehensive income (loss) is included as a separate financial statement that directly follows the Consolidated Statements of Operations.

MODEL N, INC.

Notes to Consolidated Financial Statements

Out-of-Period Adjustments

For the fiscal year ended September 30, 2011, the Company recorded revenues of $0.1 million, which were related to the prior year. The Company has determined that the impact of these adjustments recorded in the fiscal year ended September 30, 2011 were immaterial to its consolidated financial statements in the period in which the adjustments were recorded, as well as prior periods.

Recently Adopted Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02—Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment intended to simplify how an entity tests indefinite lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update is effective for fiscal years beginning after September 15, 2012. The Company adopted this update in the first quarter of fiscal year 2013.

New Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11—Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update generally requires, with some exceptions, an entity to present its unrecognized tax benefits as it relates to its NOL carry forwards, similar tax losses, or tax credit carry forwards, as a reduction of deferred tax assets when settlement in this regard is available under the tax law of the applicable taxing jurisdiction as of the balance sheet reporting date. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company does not expect the adoption of this update will have a material impact on its consolidated financial statements

In March 2013, the FASB issued ASU No. 2013-05—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This update will be effective for fiscal years beginning after December 15, 2013. The Company does not expect the adoption of this update will have a material impact on its consolidated financial statements, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

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

MODEL N, INC.

Notes to Consolidated Financial Statements

In December 2011, the FASB issued ASU No. 2011-11—Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities requiring enhanced disclosures about certain financial instruments and derivative instruments that are offset in the consolidated balance sheets or that are subject to enforceable master netting arrangements or similar agreements. This update will be effective for annual reporting periods beginning on or after January 1, 2013, at which time the Company will include the required disclosures. The Company does not expect this to have a material impact on the consolidated financial statements.

3. Consolidated Balance Sheet Components

Components of prepaid expenses, property and equipment, goodwill and intangibles, other assets, accrued employee compensation and accrued liabilities consisted of the following:

Prepaid Expenses

	As of September 30,
	2013	2012
	(in thousands)
Prepaid royalties	$190	$533
Prepaid taxes	185	260
Other prepaid expenses	2,850	1,453

Total prepaid expenses	$3,225	$2,246

Property and Equipment

	As of September 30,
	2013	2012
	(in thousands)
Computer software and equipment	$6,820	$6,919
Furniture and fixtures	1,130	1,157
Leasehold improvements	733	792
Software development costs	5,080	1,158

Total property and equipment	13,763	10,026
Less: Accumulated depreciation and amortization	(5,894)	(5,713)

Property and equipment, net	7,869	4,313
Add: Construction in progress	2	277

Total property and equipment, net	$7,871	$4,590

Computer equipment acquired under the capital leases is included in property and equipment and consisted of the following:

	As of September 30,
	2013	2012
	(in thousands)
Computer software and equipment	$1,376	$1,470
Less: Accumulated depreciation and amortization	(1,096)	(691)

Total computer software and equipment, net	$280	$779

MODEL N, INC.

Notes to Consolidated Financial Statements

Depreciation and amortization expense including depreciation of assets under capital leases totaled $1.9 million and $1.5 million for the fiscal years ended September 30, 2013 and 2012, respectively.

Goodwill and Intangible Assets

	Estimated Useful Life (in Years)	As of September 30,
		2013	2012
		(in thousands)
Goodwill:
Balance at beginning of period		$1,509	$319
Acquired during the period(1)		—	1,190

Balance at end of period		$1,509	$1,509

Intangible Assets:
Developed technology(1)	5	$2,214	$2,760
Backlog(1)	5	100	100
Non-competition agreements(1)	3	100	100
Customer relationships(1)	3	1,018	1,018
Less: Accumulated amortization		(2,514)	(2,730)

Total intangible assets		$918	$1,248

(1)	Additions in the fiscal year ended September 30, 2012 are due to LeapFrogRx acquisition—see Note 4

The Company recorded amortization expense related to the acquired intangible assets of $0.3 million and $0.2 million during the fiscal years ended September 30, 2013 and 2012, respectively.

Estimated future amortization expense for the intangible assets as of September 30, 2013 is as follows:

Fiscal Years Ending September 30,
(in thousands)
2014	$331
2015	270
2016	245
2017	72

Total future amortization	$918

Other Assets

	As of September 30,
	2013	2012
	(in thousands)
Deferred offering costs	$—	$693
Deferred cost of implementation services, net of current portion	319	—
Other	307	447

Total other assets	$626	$1,140

MODEL N, INC.

Notes to Consolidated Financial Statements

Accrued Employee Compensation

	As of September 30,
	2013	2012
	(in thousands)
Consideration in connection with acquisition (Note 4)	$1,373	$1,649
Restructuring (Note 12)	1,182	—
Accrued employee benefits	11,386	6,001

Total accrued employee compensation	$13,941	$7,650

Accrued Liabilities

	As of September 30,
	2013	2012
	(in thousands)
Taxes payable	$232	$37
Other customer payables	150	1,648
Other accrued liabilities	2,466	2,747

Total accrued liabilities	$2,848	$4,432

4. Acquisition

On January 18, 2012, the Company acquired certain assets of LeapFrogRx, Inc. (LeapFrogRx), a privately held cloud-based analytics solution provider for the pharmaceutical industry. The Company paid total purchase consideration of $3.0 million in cash.

The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the date of acquisition. The purchase accounting allocation resulted in intangible assets of $1.5 million and goodwill of $1.2 million. Intangible assets acquired included developed technology, backlog, non-competition agreements and customer relationships, and are being amortized on a straight-line basis over their estimated useful lives of 3 to 5 years. The key factors attributable to the creation of goodwill by the transaction are synergies in skill-sets, operations, customer base and organizational cultures.

The allocation of the purchase price was as follows:

Amount
(in thousands)
Tangible assets	$685
Intangible assets:
Developed technology	1,124
Backlog	100
Non-competition agreements	100
Customer relationships	158
Liabilities assumed	(1,024)
Payments due from seller	667
Goodwill	1,190

Total purchase price	$3,000

MODEL N, INC.

Notes to Consolidated Financial Statements

Retention-Related Payments

In addition to the total purchase consideration of $3.0 million, the Company is contingently obligated to make additional payments, as described below, which are expected to be incurred through January 2015. These cash payments are subject to future employment and are considered compensatory in nature and are being recognized as compensation expense.

The Company made a payment of $3.0 million in July 2012. Additionally, payments of $1.0 million are due on each of January 2013, 2014 and 2015. Due to the employment service criteria associated with these payments, expenses are being recognized ratably over the term of each payment beginning from the date of the acquisition. The Company recognized compensation expenses of $1.1 million and $4.3 million during the fiscal year ended September 30, 2013 and 2012, respectively.

In addition, up to $1.0 million of earn-out consideration is payable each year based on revenue recognized during the twelve-month period ending January 2013 and the twelve-month period ending January 2014. Due to the employment service criteria associated with these payments, expenses are being recognized ratably over the term of each payment beginning from the date of acquisition. The Company recognized credits of $0.4 million and expenses of $0.4 million during the fiscal year ended September 30, 2013 and 2012, respectively.

The Company offered one-time retention bonus amounts to the former employees of LeapFrogRx, totaling $0.3 million payable in January 2013 and guaranteed bonus payments totaling $0.4 million for the fiscal year ended September 30, 2012, subject to continuous employment. In addition, the Company issued 200,000 shares of restricted stock to certain employees of LeapFrogRx (see Note 8).

Included in the Company’s consolidated statement of operations for the fiscal year ended September 30, 2012, were revenues of approximately $6.0 million from LeapFrogRx since its acquisition in January 2012.

Pro Forma Results

Pro forma results assuming that the acquisition had occurred as of October 1, 2010 would have resulted in total revenues and a net loss of $87.5 million and $5.8 million, respectively, for the fiscal year ended September 30, 2012 and total revenues and net income of $74.4 million and $1.0 million, respectively, for the fiscal year ended September 30, 2011.

MODEL N, INC.

Notes to Consolidated Financial Statements

5. Financial Instruments

The table below sets forth the Company’s cash equivalents and liabilities as of September 30, 2013 and 2012, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of September 30, 2013:
Assets:
Cash equivalents:
U.S. treasury bills	$95,508	$—	$—	$95,508

As of September 30, 2012:
Assets:
Cash equivalents:
Money market funds	$14,387	$—	$—	$14,387

Liabilities:
Contingent consideration in connection with a business acquisition (Note 4)	$—	$—	$354	$354
Convertible preferred stock warrant (Note 7)	$—	$—	$748	$748

The Company performed the final re-measurement of the convertible preferred stock warrant at the closing date of its IPO on March 25, 2013, and reclassified the warrant from other long-term liabilities to additional paid-in capital.

The Company decreased the balance of contingent consideration payable in connection with a business acquisition to zero and accordingly recognized a credit of $0.4 million for the fiscal year ended September 30, 2013 because the probability of achieving the milestone was considered remote.

Cash equivalents in the above table exclude $7.8 million and $1.4 million held in cash by the Company in its bank accounts as of September 30, 2013 and 2012, respectively.

There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the fiscal years ended September 30, 2013 and 2012.

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value recorded as cash equivalents as of September 30, 2013:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents:
U.S. treasury bills	$95,508	$—	$—	$95,508

6. Commitments and Contingencies

Leases

The Company leases facilities under noncancelable operating leases, and leases certain computer equipment under capital leases and acquired certain equipment under an equipment loan. The operating lease for the

MODEL N, INC.

Notes to Consolidated Financial Statements

Company’s facility in Redwood City, California was renewed for an additional 36 months beginning in July 2011. Rent expense under noncancelable operating leases for the fiscal years ended September 30, 2013 and 2012 was $1.7 million and $1.5 million, respectively.

Loan Financing Arrangements

In October 2010, the Company entered into an amended and restated loan and security agreement with a lender and refinanced its revolving credit facility with a term loan of $7.5 million. The principal amount outstanding bears a fixed interest rate at 8.0% per annum. This amended and restated loan and security agreement required interest only payments until October 1, 2011 and thirty six (36) equal monthly installments of principal with accrued interest thereafter until maturity on October 1, 2014. In connection with the amended and restated loan and security agreement, a warrant to purchase 86,655 shares of Series C Preferred Stock at an exercise price of $3.462 per share was issued to the lender (see Note 7). The Company pledged all assets excluding any intellectual property to the lender as collateral. The Company repaid this term loan in full in May 2013.

As of September 30, 2012, the Company had outstanding borrowings of $5.2 million. For the fiscal years ended September 30, 2013 and 2012, the Company recorded interest expense of $0.4 million and $0.5 million, respectively.

As of September 30, 2013, future minimum payments under operating leases and capital leases were as follows:

	Operating Leases	Capital Lease	Total
	(in thousands)
2014	$1,494	$330	$1,824
2015	496	—	496
2016	355	—	355
2017	260	—	260
2018	196	—	196
Thereafter	—	—	—

Total future minimum payments	$2,801	$330	$3,131

Less: Amounts representing interest payments		(12)

Obligations excluding interest, classified under current liabilities		$318

Indemnification Obligations

Each of the Company’s software licenses contains the terms of the contractual arrangement with the customer and generally includes certain provisions for defending the customer against any claims that the Company’s software infringes upon a patent, copyright, trademark, or other proprietary right of a third party. The software license also provides for indemnification by the Company of the customer against losses, expenses, and liabilities from damages that may be assessed against the customer in the event the Company’s software is found to infringe upon such third party rights.

The Company has not had to reimburse any of its customers for losses related to indemnification provisions, and there were no material claims against the Company outstanding as of September 30, 2013 and 2012. For

MODEL N, INC.

Notes to Consolidated Financial Statements

several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the software license, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.

As permitted under Delaware law, the Company has indemnification arrangements with respect to its officers and directors, indemnifying them for certain events or occurrences while they serve as officers or directors of the Company.

Legal Proceedings

From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities. The Company is not presently a party to any litigation the outcome of which, it believes, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on its financial position, results of operations, or cash flows.

7. Convertible Preferred Stock

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

MODEL N, INC.

Notes to Consolidated Financial Statements

The fair value of the outstanding warrant was determined using the Black-Scholes-Merton option-pricing model. The fair value of the warrant was estimated using the following assumptions for the periods presented below.

	Fiscal Years Ended September 30,
	2013	2012	2011
Risk-free interest rate	0.92%	0.83%	2.35%
Dividend yield	—	—	—
Volatility	45%	53%	40%
Expected term (in years)	5.92	8.05	9.05

The change in the fair value of the convertible preferred stock warrant liability is summarized below:

	Fiscal Years Ended September 30,
	2013	2012	2011
	(in thousands)
Opening balance	$748	$403	$—
Issuance of convertible preferred stock warrant	—	—	160
Increase in fair value	671	345	243
Reclassification of warrant liability to additional paid-in capital	(1,419)	—	—

Closing balance	$—	$748	$403

8. Stock-Based Compensation

Stock Plans

The Company’s board of directors (Board) adopted the 2013 Equity Incentive Plan (2013 Plan) in February 2013, and the stockholders approved the 2013 Plan in March 2013. The 2013 Plan became effective on March 18, 2013 and will terminate in February 2023. The 2013 Plan serves as the successor equity compensation plan to the 2010 Equity Incentive Plan (2010 Plan). The 2013 Plan was approved with a reserve of 8.0 million shares, which consists of 2.5 million shares of the Company’s common stock reserved for future issuance under the 2013 Plan and shares of common stock previously reserved but unissued under the 2010 Plan. In addition, any shares of common stock subject to outstanding awards under the 2010 Plan and 2000 Stock Plan (2000 Plan) that are issuable upon the exercise of options that expire without having been exercised in full, are forfeited or repurchased by us at the original purchase price or are used to pay the exercise price or withholding obligations related to any award will be available for future grant and issuance under the 2013 Plan. Additionally, the 2013 Plan provides for automatic increases in the number of shares available for issuance under it on October 1 of each of the first four calendar years during the term of the 2013 Plan by the lesser of 5% of the number of shares of common stock issued and outstanding on each September 30 immediately prior to the date of increase or the number determined by our board of directors. No further grants will be made under the 2010 Plan, and the balances under the 2010 Plan have been transferred to the 2013 Plan. The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, restricted stock units and stock bonuses. Awards generally vest over four years and expire ten years from the date of grant.

On June 15, 2010, the Board adopted the 2010 Plan under which employees, directors, and other eligible participants of the Company or any subsidiary of the Company may be granted incentive stock options, nonstatutory stock options and all other types of awards to purchase shares of the Company’s common stock.

MODEL N, INC.

Notes to Consolidated Financial Statements

In 2000, the Board adopted the 2000 Plan under which employees, directors and other eligible participants may be granted incentive stock options or nonstatutory stock options to purchase shares of the Company’s common stock.

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

Restricted Stock Awards Issued to Certain Employees in Connection with the LeapFrogRx Acquisition

In January 2012, the Company issued 200,000 shares of common stock to certain employees of LeapFrogRx in connection with the acquisition of LeapFrogRx. Of these shares, 36,818 shares were forfeited and 29,849 shares were subject to repurchase as of September 30, 2013. The total fair value on their respective vesting dates of restricted stock awards vested during the fiscal year ended September 30, 2013 was $0.4 million.

Activities of Stock Options, Restricted Stock Units and Restricted Stock Awards

		Outstanding Awards
	Shares Available for Grant	Number of Stock Options	Weighted Average Exercise Price	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Awards
		(in thousands, except exercise price)
Balance at September 30, 2011	989	3,787	$1.62	—	$—	—
Increase in shares reserved	1,333	—	—	—	—	—
Granted	(1,788)	1,568	10.05	20	10.92	200
Exercised/released	—	(348)	1.74	—	—	(200)
Forfeited	282	(282)	4.44	—	—	—
Expired	166	(166)	1.59	—	—	—

Balance at September 30, 2012	982	4,559	4.34	20	10.92	—
Increase in shares reserved	2,761	—	—	—	—	—
Granted	(1,360)	272	13.86	1,088	15.73	—
Exercised/released	—	(565)	1.52	(7)	12.27	—
Forfeited	502	(355)	8.00	(110)	15.57	(37)
Cancelled	—	—	—	—	—	37
Expired	43	(43)	4.35	—	—	—

Balance at September 30, 2013	2,928	3,868	$5.07	991	$15.68	—

MODEL N, INC.

Notes to Consolidated Financial Statements

The following table summarizes certain information of the stock options as of September 30, 2013:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Vested and expected to vest	3,665	$4.71	5.14	$21.0
Exercisable	2,913	$3.09	4.22	$20.3

The following table summarizes certain information of the unvested awards as of September 30, 2013:

	As of September 30, 2013
	Stock Options	Restricted Stock Units	Restricted Stock Awards	ESPP
Total compensation cost for unvested (in millions)	$3.4	$8.6	$0.1	$0.7
Weighted-average period to recognize (in years)	2.63	3.23	0.30	0.39

The following table summarizes certain information of the stock options for periods presented:

	Fiscal Years Ended September 30,
	2013	2012	2011
	(in millions, except grant date fair value)
Weighted average per share grant date fair value	$6.64	$4.50	$0.78
Total intrinsic value of stock options exercised	$7.0	$3.0	$0.6
Total fair value of shares vested	$0.6	$0.3	$0.5

Stock-based Compensation

Stock-based compensation included in expenses above is as follows:

	Fiscal Years Ended September 30
	2013	2012	2011
	(in thousands)
Cost of revenues:
License and implementation	$591	$298	$92
SaaS and maintenance	622	561	29
Research and development	747	297	127
Sales and marketing	1,687	1,103	108
General and administrative	1,209	262	175

Total stock-based compensation expenses	$4,856	$2,521	$531

MODEL N, INC.

Notes to Consolidated Financial Statements

	Fiscal Years Ended September 30
	2013	2012	2011
	(in thousands)
Stock options	$1,813	$1,293	$531
Restricted stock awards	436	1,240	—
Restricted stock units	1,829	—	—
ESPP	960	—	—

Total stock-based compensation	5,038	2,533	531
Less: Stock options capitalized as software development cost	(182)	(12)	—

Total stock-based compensation expenses	$4,856	$2,521	$531

Valuation Assumptions

The following table presents the weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented:

	Fiscal Years Ended September 30,
	2013	2012	2011
Common stock valuation	$13.95	$9.57	$1.86
Risk-free interest rate	1.10%	0.97%	2.00%
Dividend yield	—	—	—
Volatility	50%	50%	40%
Expected term (in years)	6.08	6.01	6.08

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

The following table presents the weighted-average assumptions used to estimate the fair value of the ESPP during the period from March 19, 2013 to September 30, 2013:

Risk-free interest rate	0.15%
Dividend yield	—
Volatility	36%
Expected term (in years)	0.91

MODEL N, INC.

Notes to Consolidated Financial Statements

9. Income Taxes

The components of income (loss) before income taxes are as follows:

	Fiscal Years Ended September 30,
	2013	2012	2011
	(in thousands)
Domestic	$(1,340)	$(6,114)	$1,098
Foreign	853	722	556

Income (loss) before taxes	$(487)	$(5,392)	$1,654

The Company has made no provisions for U.S. income taxes on approximately $1.6 million of cumulative undistributed earnings of certain foreign subsidiaries at September 30, 2013 because it is the Company’s intention to reinvest such earnings permanently. The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The components of the provision for income taxes are as follows:

	Fiscal Years Ended September 30,
	2013	2012	2011
	(in thousands)
Current
Federal	$—	$—	$—
State	54	8	31
Foreign	355	267	141

	409	275	172

Deferred
Federal	27	23	—
State	3	3	—
Foreign	—	—	—

	30	26	—

Total provision for income taxes	$439	$301	$172

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	Fiscal Years Ended September 30,
	2013	2012	2011
	(in thousands)
Tax at statutory federal rate	$(165)	$(1,833)	$563
State tax, net of federal benefit	54	(214)	81
Permanent differences	1,053	87	308
Foreign tax rate differential	65	22	(48)
Change in valuation allowance	128	2,670	(435)
Research and development tax credits	(726)	(393)	(511)
Foreign tax credits	(27)	—	—
Change in deferred tax liabilities	30	—	—
Change in state effective rate	—	—	266
Prior period true-ups	—	—	46
Other	27	(38)	(98)

Total provision for income taxes	$439	$301	$172

MODEL N, INC.

Notes to Consolidated Financial Statements

The Company is subject to income taxes in U.S. federal and various state, local and foreign jurisdictions. The tax years ended from September 2000 to September 2013 remain open to examination due to the carryover of unused net operating losses or tax credits.

Deferred tax assets and liability consisted of the following:

	As of September 30,
	2013	2012
	(in thousands)
Deferred tax assets
Depreciation and amortization	$(1,147)	$388
Accruals and other	5,005	2,097
Deferred revenue	877	1,829
NOL carry forward	16,416	18,479
Research and development tax credits	5,744	4,722

Total deferred tax assets	26,895	27,515
Valuation allowance	(26,895)	(27,515)

Net deferred tax assets	$—	$—

Deferred tax liability, noncurrent	$56	$26

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset net deferred tax assets as of September 30, 2013 and 2012 due to the uncertainty of realizing future tax benefits from its NOL carry forwards and other deferred tax assets. The net change in the total valuation allowance for the fiscal year ended September 30, 2013 was a reduction of approximately $0.6 million.

At September 30, 2013, the Company had federal and California NOL carry forwards of approximately $45.3 million and $24.6 million, respectively. The federal and California NOL will begin expiring in 2021 and 2014, respectively. At September 30, 2013, the Company also had other state NOL carry forwards of approximately $0.5 million which will begin expiring in 2014. At September 30, 2013, the Company had federal and state research credit carry forwards of approximately $4.0 million and $4.7 million, respectively. The federal research and development credit carryforwards will begin expiring in 2020. The California tax credit can be carried forward indefinitely.

The Company is tracking its deferred tax assets attributable to stock option benefits in a separate memo account pursuant to ASC 718. Therefore, these amounts are not included in the Company’s gross or net deferred tax assets. At September 30, 2013 and 2012, the Company had stock option benefits of approximately $0.9 million and $0.5 million, respectively. Pursuant to ASC 718, the stock option benefits will be recorded to equity when they reduce cash taxes payable.

IRC Section 382 places a limitation (Section 382 Limitation) on the amount of taxable income that can be offset by NOL carry forwards after a change in control over a specified period of a loss corporation. The State of California has similar rules. Generally, after a control change, a loss corporation cannot deduct NOL carry forwards in excess of the Section 382 Limitation. An IRC Section 382 analysis has been performed as of September 30, 2013 and the Company determined there would be no effect on the NOL deferred tax asset.

As of September 30, 2013, the Company had unrecognized tax benefits of approximately $2.0 million. It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the next twelve

MODEL N, INC.

Notes to Consolidated Financial Statements

months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2013, there is a liability of $0.2 million related to uncertain tax positions recorded on the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Years Ended September 30,
	2013	2012	2011
	(in thousands)
Unrecognized tax benefits at the beginning of the period	$1,683	$1,438	$1,230
Gross increase based on tax positions for the prior period	78	—	—
Gross increase based on tax positions for the current period	218	245	208

Unrecognized tax benefits at the end of the period	$1,979	$1,683	$1,438

10. Net Income (Loss) Per Share

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders under the two-class method during the period presented:

	Fiscal Years Ended September 30,
	2013	2012	2011
	(in thousands, except share and per share data)
Net Income (Loss) Attributable to Common Stockholders:
Numerator:
Basic:
Net income (loss)	$(926)	$(5,693)	$1,482
Assumed non-cumulative dividends to preferred stockholders	—	—	(1,482)

Net loss attributable to common stockholders, basic	$(926)	$(5,693)	$—

Diluted:
Adjustments to net loss for dilutive options and restricted stock	—	—	—

Net loss attributable to common stockholders, diluted	$(926)	$(5,693)	$—

Denominator:
Weighted Average Shares Used in Computing Net (Loss) per Share Attributable to Common Stockholders:
Basic and diluted	15,979,481	7,815,258	7,323,796

Net Loss per Share Attributable to Common Stockholders:
Basic and diluted	$(0.06)	$(0.73)	$—

MODEL N, INC.

Notes to Consolidated Financial Statements

The following weighted average shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Fiscal Years Ended September 30,
	2013	2012	2011
Stock options	4,254,831	4,089,654	4,039,263
Restricted stock awards and restricted stock units	620,528	93,807	—
Preferred stock warrant	44,398	86,655	82,144
ESPP	9,313	—	—

11. Geographic Information

The Company has one operating segment with one business activity— developing and monetizing revenue management solutions.

Revenues from External Customers

Revenues from customers outside the United States were 14%, 9% and 11% of total revenues for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region:

	As of September 30,
	2013	2012
	(in thousands)
United States	$6,811	$3,335
Other	1,060	1,255

Total property and equipment, net	$7,871	$4,590

12. Restructuring Charges

On September 30, 2013, the Company commenced a plan to align its workforce with the company’s strategic initiatives. This plan is expected to be complete by December 31, 2013 and will result in a reduction in the size of the company’s workforce, primarily in professional services. The Company recorded a workforce reduction restructuring charge of $1.2 million primarily related to employee separation packages, which included severance pay, benefits continuation and outplacement costs to be fully paid through March 31, 2014.

A roll-forward of the restructuring payment is summarized below:

Fiscal Year Ended September 30, 2013
(in thousands)
Opening balance	$—
Amounts accrued	1,215
Cash payments	(33)

Balance of accrual	$1,182

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM	9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM	9B. Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No 1.—Election of Directors,” “Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the Proxy Statement including “Executive Officers.”

We have adopted a code of business conduct for directors and a code of business conduct for all of our employees, including our executive officers, and those employees responsible for financial reporting. Both codes of business conduct are available on the investor relations portion of our website at investor.modeln.com. A copy may also be obtained without charge by contacting Investor Relations, Model N, Inc., 1800 Bridge Parkway, Redwood City, CA 94065 or by calling (650) 610-4998.

We plan to post on our website at the address described above any future amendments or waivers of our codes of business conduct.

ITEM 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Directors and Corporate Governance” and “Executive Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Directors and Corporate Governance” “Related Persons Transactions” and “Employment Arrangements and Indemnification Agreements.”

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Exhibits. The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-35840	3.1	5/10/2013

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-35840	3.2	5/10/2013

4.1	Form of Registrant’s Common Stock certificate	S-1	333-186668	4.01	3/7/2013

4.2	Amended and Restated Investor Rights Agreement dated December 12, 2003 by and among Registrant and certain of its stockholders	S-1	333-186668	4.02	2/13/2013

10.1	Form of Indemnity Agreement to be entered into between Registrant and each of its officers and directors	S-1	333-186668	10.01	3/12/2013

10.2†	2000 Stock Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.02	2/13/2013

10.3†	2010 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.03	2/13/2013

10.4†	2013 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.04	3/7/2013

10.5†	2013 Employee Stock Purchase Plan	S-8	333-187388	99.4	3/20/2013

10.6	Lease Agreement by and between Westport Office Park, LLC and Registrant dated March 24, 2006	S-1	333-186668	10.06	2/13/2013

10.7	First Amendment to Lease by and between Westport Office Park, LLC and Registrant dated September 22, 2007	S-1	333-186668	10.07	2/13/2013

10.8	Second Amendment to Lease by and between Westport Office Park, LLC and Registrant dated April 28, 2011	S-1	333-186668	10.08	2/13/2013

10.9	Second Amended and Restated Loan and Security Agreement dated October 19, 2010 by and between Registrant and Silicon Valley Bank	S-1	333-186668	10.09	2/13/2013

10.10†	Employment offer letter dated June 14, 2012 by and between Registrant and Sujan Jain.	S-1	333-186668	10.10	2/13/2013

10.11†	Employment offer letter dated August 21, 2012 by and between Registrant and Michael LaRoche	S-1	333-186668	10.11	2/13/2013

10.12†	Form of Restricted Stock Unit Agreement					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

21.1	List of Subsidiaries of Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X

24.1	Power of Attorney (included on the signature page to this report)					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates a management contract or compensatory plan.
*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

(b)	Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the information is included in the Registrant’s consolidated financial statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 6th day of December 2013.

MODEL N, INC.

By:	/S/ SUJAN JAIN
Sujan Jain
SVP, Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Zack Rinat or Sujan Jain, or any of them, his attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ ZACK RINAT Zack Rinat	Chairman and Chief Executive Officer (Principal Executive Officer)	December 6, 2013

/S/ SUJAN JAIN Sujan Jain	Senior Vice President and Chief Executive Officer (Principal Financial Officer and Principal Accounting Officer)	December 6, 2013

Additional Directors:

/S/ SARAH FRIAR Sarah Friar	Director	December 6, 2013

/S/ MARK GARRETT Mark Garrett	Director	December 6, 2013

/S/ JAMES R. LARSON James R. Larson	Director	December 6, 2013

/S/ CHARLES J. ROBEL Charles J. Robel	Director	December 6, 2013

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-35840	3.1	5/10/2013

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-35840	3.2	5/10/2013

4.1	Form of Registrant’s Common Stock certificate	S-1	333-186668	4.01	3/7/2013

4.2	Amended and Restated Investor Rights Agreement dated December 12, 2003 by and among Registrant and certain of its stockholders	S-1	333-186668	4.02	2/13/2013

10.1	Form of Indemnity Agreement to be entered into between Registrant and each of its officers and directors	S-1	333-186668	10.01	3/12/2013

10.2†	2000 Stock Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.02	2/13/2013

10.3†	2010 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.03	2/13/2013

10.4†	2013 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.04	3/7/2013

10.5†	2013 Employee Stock Purchase Plan	S-8	333-187388	99.4	3/20/2013

10.6	Lease Agreement by and between Westport Office Park, LLC and Registrant dated March 24, 2006	S-1	333-186668	10.06	2/13/2013

10.7	First Amendment to Lease by and between Westport Office Park, LLC and Registrant dated September 22, 2007	S-1	333-186668	10.07	2/13/2013

10.8	Second Amendment to Lease by and between Westport Office Park, LLC and Registrant dated April 28, 2011	S-1	333-186668	10.08	2/13/2013

10.9	Second Amended and Restated Loan and Security Agreement dated October 19, 2010 by and between Registrant and Silicon Valley Bank	S-1	333-186668	10.09	2/13/2013

10.10†	Employment offer letter dated June 14, 2012 by and between Registrant and Sujan Jain.	S-1	333-186668	10.10	2/13/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.11†	Employment offer letter dated August 21, 2012 by and between Registrant and Michael LaRoche	S-1	333-186668	10.11	2/13/2013

10.12†	Form of Restricted Stock Unit Agreement					X

21.1	List of Subsidiaries of Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X

24.1	Power of Attorney (included on the signature page to this report)					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates a management contract or compensatory plan.
*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.