Form 10-Q
period 2013-12-31
MODEL N, INC.
filed 2014-02-12
CIK 1118417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of January 31, 2014, the registrant had 24,242,586 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MODEL N, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	As of December 31,	As of September 30,
	2013	2013
Assets
Current Assets:
Cash and cash equivalents	$92,789	$103,350
Short-term investments	9,998	—
Accounts receivable, net	16,692	16,140
Deferred cost of implementation services, current portion	494	491
Prepaid expenses	2,207	3,225
Other current assets	446	342

Total current assets	122,626	123,548
Property and equipment, net	7,089	7,871
Goodwill	1,509	1,509
Intangible assets, net	835	918
Other assets	582	626

Total assets	$132,641	$134,472

Liabilities And Stockholders’ Equity
Current Liabilities:
Accounts payable	$153	$468
Accrued employee compensation	13,384	13,941
Accrued liabilities	2,546	2,848
Deferred revenue, current portion	18,549	19,131
Capital lease obligations, current portion	191	318

Total current liabilities	34,823	36,706
Deferred revenue, net of current portion	3,216	3,507
Other long-term liabilities	661	641

Total liabilities	38,700	40,854

Commitments and contingencies
Stockholders’ Equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 23,849 and 22,999 shares issued and outstanding as of December 31, 2013 and September 30, 2013, respectively	4	3
Preferred Stock, $0.00015 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	159,453	156,032
Accumulated other comprehensive loss	(278)	(302)
Accumulated deficit	(65,238)	(62,115)

Total stockholders’ equity	93,941	93,618

Total liabilities and stockholders’ equity	$132,641	$134,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Revenues:
License and implementation	$9,530	$12,462
SaaS and maintenance	12,029	9,879

Total revenues	21,559	22,341

Cost of Revenues:
License and implementation	4,599	5,560
SaaS and maintenance	5,346	4,523

Total cost of revenues	9,945	10,083

Gross profit	11,614	12,258

Operating Expenses:
Research and development	4,867	4,119
Sales and marketing	5,293	5,336
General and administrative	4,398	3,877
Restructuring	69	—

Total operating expenses	14,627	13,332

Loss from operations	(3,013)	(1,074)
Interest (income) expense, net	(4)	126
Other expenses, net	31	52

Loss before income taxes	(3,040)	(1,252)
Provision for income taxes	83	61

Net loss	$(3,123)	$(1,313)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.13)	$(0.16)

Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	23,453	8,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Net loss	$(3,123)	$(1,313)
Foreign currency translation, net of taxes	25	18
Unrealized loss on marketable securities, net of tax	(1)	—

Other comprehensive income, net	24	18

Total comprehensive loss	$(3,099)	$(1,295)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(3,123)	$(1,313)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	875	442
Amortization of intangible assets	83	81
Stock-based compensation	1,972	557
Amortization of debt discount	—	10
Changes in fair value of preferred stock warrant liability	—	(14)
Provision for doubtful accounts	—	8
Deferred income taxes	10	25
Changes in assets and liabilities
Accounts receivable	(552)	(3,480)
Prepaid expenses and other current assets	1,096	(1,340)
Deferred cost of implementation services	11	17
Accounts payable	(349)	1,169
Accrued employee compensation	(665)	(25)
Other accrued and long-term liabilities	(285)	2,036
Deferred revenue	(873)	711

Net cash used in operating activities	(1,800)	(1,116)

Cash Flows From Investing Activities
Purchases of property and equipment	(81)	(164)
Capitalization of software development costs	—	(891)
Purchase of short-term investments	(9,998)	(63)

Net cash used in investing activities	(10,079)	(1,118)

Cash Flows From Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	1,450	90
Payments for deferred offering costs	0	(215)
Principal payments on capital lease obligations	(127)	(140)
Principal payments on loan	—	(625)

Net cash provided by (used in) financing activities	1,323	(890)

Effect of exchange rate changes on cash and cash equivalents	(5)	(11)

Net decrease in cash and cash equivalents	(10,561)	(3,135)
Cash and cash equivalents
Beginning of the period	103,350	15,768

End of the period	$92,789	$12,633

Noncash Investing and Financing Activities:
Capitalized stock options in software development costs	$—	$12
Deferred offering costs not yet paid	6	1,918

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

Fiscal Year

The Company’s fiscal year ends on September 30. References to fiscal year 2014, for example, refer to the fiscal year ending September 30, 2014.

Basis for Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of September 30, 2013 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2013. There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended September 30, 2013 included in the Annual Report on Form 10-K.

In the opinion of management, all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet as of December 31, 2013; the condensed consolidated statements of operations for the three months ended December 31, 2013 and 2012; the condensed consolidated statements of comprehensive loss for the three months ended December 31, 2013 and 2012; and the condensed consolidated statements of cash flows for the three months ended December 31, 2013 and 2012; have been made. The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the operating results for the full fiscal year 2014 or any future periods.

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

The table below sets forth the Company’s cash equivalents and short-term investments as of December 31, 2013 and September 30, 2013, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of December 31, 2013:
Assets:
Cash equivalents:
U.S. treasury bills	$85,490	$—	$—	$85,490

Short-term investments:
U.S. treasury bills	$9,998	$—	$—	$9,998

As of September 30, 2013:
Assets:
Cash equivalents:
U.S. treasury bills	$95,508	$—	$—	$95,508

Cash equivalents in the above table exclude $7.3 million and $7.8 million held in cash by the Company in its bank accounts as of December 31, 2013 and September 30, 2013, respectively.

There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three months ended December 31, 2013.

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value recorded as cash equivalents as of December 31, 2013:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents:
Treasury bills	$85,490	$—	$—	$85,490

Short-term investments:
Treasury bills	$9,999	$—	$(1)	$9,998

3.	Stock-based Compensation

Stock Plans

The Company’s board of directors (Board) adopted the 2013 Equity Incentive Plan (2013 Plan) in February 2013, and the stockholders approved the 2013 Plan in March 2013. The 2013 Plan became effective on March 18, 2013 and will terminate in February 2023. The 2013 Plan serves as the successor equity compensation plan to the 2010 Equity Incentive Plan (2010 Plan). The 2013 Plan was approved with a reserve of 8.0 million shares, which consists of 2.5 million shares of the Company’s common stock reserved for future issuance under the 2013 Plan and shares of common stock previously reserved but unissued under the 2010 Plan. In addition, any shares of common stock subject to outstanding awards under the 2010 Plan and 2000 Stock Plan (2000 Plan) that are issuable upon the exercise of options that expire without having been exercised in full, are forfeited or repurchased by us at the original purchase price or are used to pay the exercise price or withholding obligations related to any award will be available for future grant and issuance under the 2013 Plan. Additionally, the 2013 Plan provides for automatic increases in the number of shares available for issuance under it on October 1 of each of the first four calendar years during the term of the 2013 Plan by the lesser of 5% of the number of shares of common stock issued and outstanding on each September 30 immediately prior to the date of increase or the number determined by our board of directors. No further grants will be made under the 2010 Plan, and the balances under the 2010 Plan have been transferred to the 2013 Plan. The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, restricted stock units and stock bonuses. Awards generally vest over three to four years and expire ten years from the date of grant.

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

The following table presents the weighted-average assumptions used to estimate the fair value of the ESPP during the periods presented:

	Three Months Ended December 31,
	2013	2012
Risk-free interest rate	0.15%	—
Dividend yield	—	—
Volatility	36%	—
Expected term (in years)	0.91	—

Restricted Stock Awards Issued to Certain Employees in Connection with the LeapFrogRx Acquisition

In January 2012, the Company issued 200,000 shares of common stock, to be vested based on future continued employment, to certain employees of LeapFrogRx in connection with the acquisition of LeapFrogRx. Of these shares, 36,818 shares were forfeited and 29,849 shares were subject to repurchase as of December 31, 2013. The total fair value on their respective vesting dates of restricted stock awards vested during the three months ended December 31, 2013 and 2012 was $0.1 million and $0.2 million, respectively.

Performance-based Restricted Stock Units

On December 6, 2013, the Compensation Committee of the Board approved initial grants of an aggregate of 280,000 performance-based restricted stock units to three of the Company’s senior officers, including the Chief Executive Officer and the Chief Financial Officer. Under the terms of these grants, the actual number of shares released could be 0% to 250% of the initial grant based on the Company’s total shareholder return (TSR) relative to the TSR of the Russell 3000 index (Index) over a three-year period. In any of the three years, no shares will be released if the TSR of the Company’s common stock is below the 30th percentile relative to the Index; 100% of the initial grant will be released if the Company’s TSR is at the 50th percentile relative to the Index; and 250% of the initial grant will be released if the Company’s TSR is over the 90th percentile relative to the Index. These grants vest as to one-third on each annual anniversary of November 22, 2013, with a “catch-up” provision such that shares not earned in a prior year may be earned in a subsequent year subject to the Company’s TSR achieving a certain level relative to the Index and exceeding the prior year’s TSR. These grants have a ten-year term, subject to their earlier termination upon certain events including the awardee’s termination of employment.

The fair value of these grants with a market condition is recognized using the graded-vesting attribution method over the requisite service period. The Company used the Monte-Carlo simulation model to calculate the fair value of these awards on the grant date. The Monte-Carlo simulation model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair value determination the possibility that the performance criteria may not be satisfied.

The grant date fair values of these awards were determined using the following assumptions:

Risk-free interest rate	0.63%
Dividend yield	—
Volatility	39%

Activities of Stock Options, Restricted Stock Units and Restricted Stock Awards

		Outstanding Awards
	Shares Available for Grant	Number of Stock Options	Weighted Average Exercise Price	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Awards
		(in thousands, except exercise price)
Balance at September 30, 2013	2,928	3,868	$5.07	991	$15.68	—
Increase in shares reserved	1,150	—	—	—	—	—
Granted	(1,260)	—	—	1,260	9.90	—
Exercised/released	—	(850)	1.70	—	—	—
Forfeited	217	(62)	9.73	(155)	3.45	—
Expired	32	(32)	8.11	—	—	—

Balance at December 31, 2013	3,067	2,924	$5.92	2,096	$12.22	—

Stock-based compensation expenses are as follows:

	Three Months Ended December 31,
	2013	2012
Cost of services:
License and implementation	$216	$40
SaaS and maintenance	225	74
Research and development	262	54
Sales and marketing	542	259
General and administrative	727	130

Total stock-based compensation expenses	$1,972	$557

	Three Months Ended December 31,
	2013	2012
Stock options	$405	$382
Restricted stock awards	81	176
Restricted stock units	1,005	11
ESPP	481	—

Total stock-based compensation	1,972	569
Less: Capitalized stock options	—	(12)

Total stock-based compensation expenses	$1,972	$557

4.	Income Taxes

The Company recorded an income tax expense of $83,000 and $61,000 for the three months ended December 31, 2013 and 2012, respectively, representing effective income tax rates of (3)% and (5)%, respectively. The Company’s effective income tax rate during these periods differs from the Company’s federal statutory rate of 34% primarily due to permanent differences for stock-based compensation and the impact of state income taxes and foreign tax rate differences.

5.	Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended December 31,
	2013	2012
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders – Basic and diluted	$(3,123)	$(1,313)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders – Basic and diluted	23,452,646	8,028,375

Net loss per share attributable to common stockholders
Basic and diluted	$(0.13)	$(0.16)

Since the Company was in a net loss position for periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

6.	Geographic Information

The Company has one operating segment with one business activity - developing and monetizing revenue management solutions.

Revenues from External Customers

Revenues from customers outside the United States were 10% and 9% of total revenues for the three months ended December 31, 2013 and 2012, respectively.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region:

	As of December 31, 2013	As of September 30, 2013
	(in thousands)
United States	$6,135	$6,811
Other	954	1,060

Total property and equipment, net	$7,089	$7,871

7.	Restructuring

On September 30, 2013, the Company commenced a plan to align its workforce with the Company’s strategic initiatives. This restructuring plan was completed by December 31, 2013 and resulted in a reduction in the size of the company’s workforce, primarily in professional services. During the three months ended December 31, 2013, the Company recorded a workforce reduction restructuring charge of $0.1 million primarily related to employee separation packages, which included severance pay, benefits continuation and outplacement costs to be fully paid through March 31, 2014.

A roll-forward of the restructuring activity is summarized below:

Three Months Ended December 31, 2013
(in thousands)
Opening balance	$1,182
Amounts accrued	69
Cash payments	(996)

Balance of accrual	$255

8.	Convertible Preferred Stock Warrant

On October 19, 2010, in connection with a loan agreement, the Company issued a warrant to purchase 86,655 shares of the Company’s Series C Preferred Stock at an exercise price of $3.462 per share. The warrant is exercisable in whole or in part at any time on or before the expiration date of the 10-year anniversary from the issuance date. Upon the closing of the initial public offering (IPO), this warrant automatically converted into a warrant to purchase the same number of shares of common stock at the same exercise price per share.

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

Upon the closing of the IPO, the warrant was reclassified from liability to equity and the Company will no longer record any mark-to-market changes in the fair value of the warrant. The Company performed the final re-measurement of the warrant on March 25, 2013, the closing date of the IPO. In May 2013, the warrant was converted into 71,847 shares of common stock, net of the warrant price.

The fair value of the outstanding warrant was determined using the Black-Scholes-Merton option-pricing model. The fair value of the warrant was estimated using the following assumptions for the periods presented below.

	Three Months Ended December 31,
	2013	2012
Risk-free interest rate	—	1.25%
Dividend yield	—	—
Volatility	—	48%
Expected term (in years)	—	7.80

The change in the fair value of the convertible preferred stock warrant liability is summarized below:

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Opening balance	$—	$748
Decrease in fair value	—	(14)

Closing balance	$—	$734

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

For the three months ended December 31, 2012 and 2013, our revenues were $22.3 million and $21.6 million, respectively, representing a year-over-year decline of approximately 4%, primarily due to the sales execution challenges disclosed in our Annual Report filed on Form 10-K for the fiscal year ended September 30, 2013.

Key Business Metrics

In addition to the measures of financial performance presented in our Condensed Consolidated Financial Statements, we use certain key metrics to evaluate and manage our business, including four-quarter revenues from current customers and Adjusted EBITDA. We use these key metrics internally to manage the business, and we believe they are useful for investors to compare key financial data from various periods.

Four-Quarter Revenues From Existing Customers

We derive a large majority of revenues from existing customers, which we define as customers from which we have generated revenues in each of the preceding four quarters. We measure four-quarter revenues from our existing license and subscription customers by calculating the sum of revenues recognized during the last four quarters from any customer that has contributed revenue in each of the preceding four quarters. We believe four-quarter revenues from existing customers provide us and investors with a metric to measure the historical revenue visibility in our business. We also use this metric internally to understand the proportion of revenues being generated in any period from existing customers as compared to entirely new customers or customers with whom we have not been recently engaged. This measure helps us guide our sales activities and establish budgets and operational goals for our sales function.

Our four-quarter revenues from existing customers for the periods presented were as follows:

	Four Quarters Ended
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(unaudited) (in thousands)
Four-quarter revenues	$76,892	$77,633	$82,956	$85,856	$91,961	$91,974

Non-GAAP Financial Measure

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States (U.S. GAAP). We define Adjusted EBITDA as net loss before LeapFrogRx compensation charges, as discussed below, stock-based compensation, depreciation and amortization, restructuring charges, interest (income) expense, net, other expenses, net, and provision for income taxes. We believe Adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. We also use this measure internally to establish budgets and operational goals to manage our business and evaluate our performance.

We understand that, although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results of operations as reported under the U.S. GAAP. These limitations include:

•	Adjusted EBITDA does not include the effect of the LeapFrogRx compensation charges, which are a cash expense;

•	Adjusted EBITDA does not reflect stock-based compensation expense;

•	Depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; Adjusted EBITDA does not reflect any cash requirements for these replacements;

•	Adjusted EBITDA does not reflect restructuring expense;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following tables provide a reconciliation of Adjusted EBITDA to net loss:

	Three Months Ended December 31,
	2013	2012
Reconciliation of Adjusted EBITDA:
Net loss	$(3,123)	$(1,313)
Adjustments:
LeapFrogRx compensation charges	200	389
Stock-based compensation	1,972	557
Depreciation and amortization	958	523
Restructuring	69	—
Interest (income) expense, net	(4)	126
Other expenses, net	31	52
Provision for income taxes	83	61

Adjusted EBITDA	$186	$395

Adjusted EBITDA was $0.2 million and $0.4 million for the three months ended December 31, 2013 and 2012, respectively. Our Adjusted EBITDA for the three months ended December 31, 2013 decreased primarily due to the decrease in total revenues.

Key Components of Results of Operations

Revenues

Revenues are comprised of license and implementation revenues and SaaS and maintenance revenues.

License and Implementation

License and implementation revenues are generated from the sale of software licenses for our on-premise solutions and related implementation services.

SaaS and Maintenance

SaaS and maintenance revenues primarily include subscription and related implementation fees from customers accessing our cloud-based solutions and revenues associated with maintenance contracts from license customers. Also included in SaaS and maintenance revenues are other revenues, including revenues related to application support, training and customer-reimbursed expenses. Prior to 2012, revenues from subscriptions for our cloud-based solutions were not material; however, following our acquisition of certain assets and liabilities of LeapFrogRx in January 2012, they have increased but remain less than 15% of our total revenues.

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

SaaS and Maintenance

Cost of SaaS and maintenance revenues includes those costs related to the implementation of our cloud-based solutions, maintenance and support and application support for our on-premise solutions and training. Cost of SaaS and maintenance revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation, LeapFrogRx compensation charges and overhead allocation as well as reimbursable expenses, third-party contractors and data center-related expenses. We believe that cost of SaaS and maintenance revenues will continue to increase in absolute dollars as we continue to focus on building infrastructure for our cloud-based solutions and partly due to the amortization of $5.1 million of capitalized software development costs over the estimated economic useful life of three years.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expenses.

Research and Development

Our research and development expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation and overhead allocation as well as third-party contractors and travel-related expenses. Our software development costs for new software solutions and enhancements to existing software solutions are generally expensed as incurred. Through September 30, 2013, we capitalized development costs of $5.1 million incurred in connection with the development of certain additional service offerings that are offered through the cloud. On September 30, 2013, this software became available for general release to our customers, and the future costs are expensed, as incurred. We expect our research and development expenses to increase in absolute dollars as we continue to develop new applications and enhance our existing software solutions.

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel-related costs including salary, bonus, commissions, stock-based compensation, and overhead allocation as well as third-party contractors, travel-related expenses and marketing programs. We recognize sales commission expense upon booking the contract, while we recognize revenue over the period the services are provided. We expect our sales and marketing expenses to increase in absolute dollars as we increase the number of our sales and marketing employees to grow in our business.

General and Administrative

Our general and administrative expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation, and overhead allocation, audit and legal fees as well as third-party contractors and travel-related expenses. We expect to continue to incur significant accounting and legal costs related to being a public company, as well as insurance, investor relations and other costs. In addition, we expect to continue to incur additional costs related to the implementation of a new enterprise resource planning (ERP) system.

LeapFrogRx Compensation Charges

In January 2012, we acquired certain assets and liabilities of LeapFrogRx for initial cash consideration of $3.0 million as well as potential additional payments to former LeapFrogRx stockholders totaling up to $8.3 million, which are expected to be incurred through January 2015. These additional payments are, among other things, subject to future continued employment and are therefore considered compensatory in nature and are being recognized as compensation expense (LeapFrogRx compensation charges) over the term of each component. As of December 31, 2013, we had expensed an aggregate of $5.9 million of LeapFrogRx compensation charges.

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Revenues:
License and implementation	$9,530	$12,462
SaaS and maintenance	12,029	9,879

Total revenues	21,559	22,341

Cost of Revenues:
License and implementation(1)	4,599	5,560
SaaS and maintenance(1)	5,346	4,523

Total cost of revenues	9,945	10,083

Gross profit	11,614	12,258
Operating Expenses:
Research and development(1)	4,867	4,119
Sales and marketing(1)	5,293	5,336
General and administrative(1)	4,398	3,877
Restructuring	69	—

Total operating expenses	14,627	13,332

Loss from operations	(3,013)	(1,074)
Interest (income) expense, net	(4)	126
Other expenses, net	31	52

Loss before income taxes	(3,040)	(1,252)
Provision for income taxes	83	61

Net loss	$(3,123)	$(1,313)

(1)	Includes stock-based compensation as follows:

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Cost of services:
License and implementation	$216	$40
SaaS and maintenance	225	74
Research and development	262	54
Sales and marketing	542	259
General and administrative	727	130

Total stock-based compensation	$1,972	$557

	Three Months Ended December 31,
	2013	2012
	(as a % of revenues)
Revenues:
License and implementation	44%	56%
SaaS and maintenance	56	44

Total revenues	100	100

Cost of Revenues:
License and implementation	21	25
SaaS and maintenance	25	20

Total cost of revenues	46	45

Gross profit	54	55
Operating Expenses:
Research and development	23	18
Sales and marketing	25	24
General and administrative	20	18
Restructuring	—	—

Total operating expenses	68	60

Loss from operations	(14)	(5)
Interest (income) expense, net	—	1
Other expenses, net	—	—

Loss before income taxes	(14)	(6)
Provision for income taxes	—	—

Net loss	(14)%	(6)%

Comparison of the Three Months Ended December 31, 2013 and 2012

Revenues

	Three Months Ended December 31,
	2013		2012		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and implementation	$9,530	44%	$12,462	56%	$(2,932)	(24)%
SaaS and maintenance	12,029	56	9,879	44	2,150	22

Total revenues	$21,559	100%	$22,341	100%	$(782)	(4)%

License and Implementation

License and implementation revenues decreased by $2.9 million, or 24%, to $9.5 million for the three months ended December 31, 2013 from $12.5 million for the three months ended December 31, 2012. Our revenues from existing customers were $8.3 million for the three months ended December 31, 2013 and $10.7 million for the three months ended December 31, 2012. This decrease was primarily due to a reduction in sales volume, primarily due to sales execution challenges discussed most recently in our Annual Report filed on Form 10-K for the fiscal year ended September 30, 2013.

SaaS and Maintenance

SaaS and maintenance revenues increased by $2.2 million, or 22%, to $12.0 million for the three months ended December 31, 2013 from $9.9 million for the three months ended December 31, 2012. The increase in SaaS and maintenance revenues was primarily driven by an increase of $1.6 million in maintenance and support and application support revenues primarily due to an increase in the number of service contracts, and a $0.5 million net increase in SaaS revenues.

Cost of Revenues

	Three Months Ended December 31,
	2013		2012		Change
	Amount	% of Revenues	Amount	% of Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License and implementation	$4,599	48%	$5,560	45%	$(961)	(17)%
SaaS and maintenance	5,346	44	4,523	46	823	18

Total cost of revenues	$9,945	46%	$10,083	45%	$(138)	(1)%

Gross profit:
License and implementation	$4,931	52%	$6,902	55%	$(1,971)	(29)%
SaaS and maintenance	6,683	56	5,356	54	1,327	25

Total gross profit	$11,614	54%	$12,258	55%	$(644)	(5)%

License and Implementation

Cost of license and implementation revenues decreased by approximately $1.0 million, or 17%, to $4.6 million during the three months ended December 31, 2013 from $5.6 million for the three months ended December 31, 2012. This decrease was mainly due to the corresponding decrease in license and implementation revenue. As a percentage of revenue, cost of license and implementation revenues increased from 45% to 48% during the three months ended December 31, 2013. The decrease in the cost of license and implementation revenue was primarily the result of a reduction of $0.5 million in personnel costs due in large part to decreased headcount due to the Company’s restructuring and $0.5 million decrease in consulting costs incurred on third-party contractors.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased $0.8 million, or 18%, to $5.3 million during the three months ended December 31, 2013 from $4.5 million for the three months ended December 31, 2012. This increase was associated with the increase in SaaS and maintenance revenue during the three months ended December 31, 2013. As a percentage of revenue, cost of SaaS and maintenance revenues decreased slightly from 46% in the quarter ended December 31, 2013 to 44% in the first quarter of fiscal year 2014 primarily due to the increase in overall revenues and the relatively fixed nature of certain associated costs. The increase in the cost of SaaS and maintenance revenue in absolute dollars was primarily due to $0.4 million of amortization recorded on internally developed software that became generally available to our customers as of the beginning of the current quarter and a net increase of $0.3 million in personnel costs.

Operating Expenses

	Three Months Ended December 31,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$4,867	$4,119	$748	18%
Sales and marketing	5,293	5,336	(43)	(1)
General and administrative	4,398	3,877	521	13
Restructuring	69	—	69

Total operating expenses	$14,627	$13,332	$1,295	10%

Research and Development

Research and development expenses increased by $0.7 million, or 18%, to $4.9 million during the three months ended December 31, 2013 as compared to $4.1 million for the three months ended December 31, 2012. The increase of $0.5 million was the result of cessation of capitalization of software development costs upon the software being available for general release to our customers on September 30, 2013 and an increase in stock-based compensation of $0.2 million. We believe that continued investment in our technology is important to our future growth, and as a result, we expect research and development expenses to increase in absolute dollars in the future.

Sales and Marketing

Sales and marketing expenses during the three months ended December 31, 2013 were relatively consistent with sales and marketing expenses for the three months ended December 31, 2012. We expect sales and marketing expenses to increase in absolute dollars in the future as we continue to expand our direct sales teams and increase our marketing activities.

General and Administrative

General and administrative expenses increased by $0.5 million, or 13%, to $4.4 million during the three months ended December 31, 2013 as compared to $3.9 million for the three months ended December 31, 2012. This increase was primarily due to an increase in an increase in stock-based compensation. We expect to incur higher general and administrative expenses in absolute dollars as a result of both our growth and our being a public company, including higher legal, insurance and accounting expenses.

Restructuring

On September 30, 2013, we commenced a plan to align our workforce with our strategic initiatives. This plan was completed by December 31, 2013 and resulted in a reduction in the size of our workforce, primarily in professional services. We intend to hire employees primarily in research and development and sales and marketing to continue to support our strategic initiatives in the future. During the three months ended December 31, 2013, we recorded a workforce reduction restructuring charge of $0.1 million primarily related to employee separation packages, which included severance pay, benefits continuation and outplacement costs to be fully paid through March 31, 2014. There was no corresponding charge in the three months ended December 31, 2012.

Interest and Other Expense, Net

	Three Months Ended December 31,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest (income) expense, net	$(4)	$126	$(130)	(103)%
Other expenses, net	31	52	(21)	(40)

Interest (income) expense, net primarily relates to financing costs related to our term loan and capital leases and interest earned on cash and cash equivalents and short term investments. The decrease in expense was primarily due to the repayment in full of our term loan in May 2013.

Other expenses, net during the three months ended December 31, 2013 were relatively consistent with other expenses, net for the three months ended December 31, 2012.

Provision for Income Taxes

	Three Months Ended December 31,
	2013	2012	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$83	$61	$22	36%

Provision for income taxes is primarily related to the state minimum tax and foreign tax on our profitable foreign operations. The change in income tax provision is primarily due to the change in income related to our foreign operations.

Liquidity and Capital Resources

As of December 31, 2013, we had an aggregate cash and cash equivalents and short-term investments of $102.8 million. Since inception, we have financed our operations primarily through proceeds from the issuance of capital stock and since 2006 through cash flows from operations. In addition, in March 2013, we closed our IPO with an aggregate net proceeds of $101.1 million, net of underwriting discounts and commissions. We expended $1.8 million and $1.1 million cash flows in operating activities in the three months ended December 31, 2013 and 2012, respectively.

We believe our current cash and cash equivalents and short-term investments are sufficient to meet our operating cash flow needs for at least the next twelve months. We expect to see more cash flows used in operating activities mainly due to our sales execution challenges. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of spending to support research and development efforts and expansion of our business and capital expenditures for the purchase of computer hardware and software. To the extent that existing cash and cash equivalents and short-term investments and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Cash flows used in operating activities	$(1,800)	$(1,116)
Cash flows used in investing activities	(10,079)	(1,118)
Cash flows provided by (used in) financing activities	1,323	(890)

Cash Flows from Operating Activities

Net cash used in operating activities was $1.8 million for the three months ended December 31, 2013, compared to $1.1 million for the three months ended December 31, 2012. Net cash used in operating activities for the three months ended December 31, 2013 was primarily the result of our net loss of $3.1 million and a net change of $1.6 million in operating assets and liabilities, partially offset by non-cash adjustments such as stock-based compensation and depreciation and amortization aggregating to $2.9 million. The net changes in operating assets and liabilities primarily relate to a reduction in accounts payable, accrued employee compensation and other accrued and long-term liabilities of $1.3 million primarily due to the payment of bonus, operating expenses and restructuring charges, a reduction in deferred revenue of $0.9 million mainly driven by higher revenues recognized upon completion of customer projects and an increase in accounts receivable of $0.6 million, partially offset by a reduction of $1.1 million in prepaid expenses and other assets upon expense recognition for prepayments made in prior quarters related to office rent, insurance premium etc. Net cash used in operating activities in the three months ended December 31, 2012 was primarily the result of a net loss after excluding non-cash items of $0.2 million and changes in assets and liabilities of $0.9 million. The significant components of the assets and liabilities changes included increased accounts receivable of $3.5 million and increased prepaid expenses and other assets of $1.3 million, partially offset by $1.2 million of increases in accounts payable and $2.0 million of increases in other accrued and long-term liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $10.0 million for the three months ended December 31, 2013, compared to $1.1 million for the three months ended December 31, 2012. Net cash used in investing activities for the three months ended December 31, 2013 was primarily due to the purchase of short-term investments of $10.0 million. Net cash used in investing activities for the three months ended December 31, 2012 was primarily due to capitalization of software development costs of $0.9 million and the purchase of property and equipment of $0.2 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.3 million for the three months ended December 31, 2013, compared to net cash used of $0.9 million for the three months ended December 31, 2012. Net cash provided by financing activities for the three months ended December 31, 2013 primarily consisted of $1.5 million from exercises of stock options. Net cash used in financing activities for the three months ended December 31, 2012 was primarily due to loan and capital lease payments of $0.8 million and $0.2 million payment of IPO costs.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Other than the estimates used to calculate the grant date fair value of the performance-based restricted stock units granted during the current quarter, as discussed in Note 3 of the Condensed Consolidated Financial Statements, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our most recent Annual Report filed on Form 10-K for the fiscal year ended September 30, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Our operating and financial results are subject to various risks and uncertainties including those described below, together with all of the other information in this report, including the Condensed Consolidated Financial Statements and the related notes included elsewhere in this report, before deciding whether to invest in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We have incurred losses in the past, and we may not be profitable in the future.

We have incurred net losses of $3.1 million and $1.3 million for the three months ended December 31, 2013 and 2012, respectively. As of December 31, 2013, we had an accumulated deficit of $65.2 million. We expect that our expenses will increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, for example, our new configure, price and quote solution, enhancing existing solutions, extending into the mid-market, continuing to penetrate the technology industry and pursuing selective acquisitions. Increased operating expenses related to personnel costs such as salary, bonus, commissions, stock-based compensation and overhead allocation as well as third-party contractors, travel-related expenses and marketing programs, will also increase our expenses in future periods. In the near-term, we do not expect that our revenues will be sufficient to offset these expected increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. You should not consider our historical growth rates in revenues as indicative of our future performance, and we cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

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

Our total revenues are largely dependent on the sale of software licenses and the related implementation services we provide. For example, our license and implementation revenues constituted approximately 44%, 56% and 58% of our total revenues for the three months ended December 31, 2013 and 2012 and for the fiscal year ended September 30, 2013, respectively. Customers purchasing software licenses for our solutions generally make large orders and the revenues related to these sales are recognized over the subsequent implementation period, which typically ranges from a few months to three years. The continued growth of our revenues is dependent in part on our ability to expand the use of our solutions by existing customers and attract new customers. Likewise, it is also important that customers using our on-premise solutions renew their maintenance agreements and that customers using our cloud-based solutions renew their subscription agreements with us. Our customers have no obligation to renew their maintenance or subscription agreements after the expiration of the initial term, and we cannot assure you that they will do so. We have had in the past and may in the future have disputes with customers regarding our solutions, which may impact such customers’ decisions to continue to use our solutions and pay for maintenance and support in the future.

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

We recognize a substantial portion of our revenues from the sale of software licenses for our on-premise solutions and related implementation services over the period during which such services are performed using the percentage-of-completion method. For example, revenues from sales of our software licenses and related implementation services accounted for 44% our total revenues during the three months ended December 31, 2013. We estimate the length of this period based on a number of factors, including the number of licensed applications and the scope and complexity of the customer’s deployment requirements. Under the percentage-of-completion method, the revenues we recognize during a reporting period are based on the resources expended during the reporting period as compared to the estimated total resources required to implement our solutions. If we are unable to reasonably estimate the overall total personnel resources required to implement our solutions, the timing of our revenues could be materially and adversely affected. In addition, changes in customer requirements or scope of the engagement could impact the timing of our revenue recognition. Any change in the timing of revenue recognition could adversely impact our quarterly or annual operating results.

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

Our success depends on the expertise and continued services of our executive officers, particularly our Chief Executive Officer. We have in the past and may in the future continue to experience changes in our executive management team resulting from the hiring or departure of executives, which may be disruptive to our business. For example, we recently hired a new head of worldwide sales who is implementing initiatives to expand and enhance our sales operations and market strategy, and the impact of hiring this new executive and implementing these initiatives may not be immediately realized. We are also substantially dependent on the continued service of our existing development and services personnel because of their familiarity with the inherent complexities of our solutions.

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

As of December 31, 2013, our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially owned approximately 54% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated bases of stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

Date: February 11, 2014

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