Form 10-Q
period 2014-03-31
MODEL N, INC.
filed 2014-05-15
CIK 1118417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, the registrant had 24,749,523 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MODEL N, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	As of March 31,	As of September 30,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$101,724	$103,350
Accounts receivable, net	20,394	16,140
Deferred cost of implementation services, current portion	395	491
Prepaid expenses	2,733	3,225
Other current assets	322	342

Total current assets	125,568	123,548
Property and equipment, net	6,638	7,871
Goodwill	1,509	1,509
Intangible assets, net	753	918
Other assets	944	626

Total assets	$135,412	$134,472

Liabilities And Stockholders’ Equity
Current Liabilities:
Accounts payable	$287	$468
Accrued employee compensation	11,074	13,941
Accrued liabilities	2,398	2,848
Deferred revenue, current portion	22,727	19,131
Capital lease obligations, current portion	97	318

Total current liabilities	36,583	36,706
Deferred revenue, net of current portion	2,995	3,507
Other long-term liabilities	671	641

Total liabilities	40,249	40,854

Commitments and contingencies
Stockholders’ Equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 24,745 and 22,999 shares issued and outstanding as of March 31, 2014 and September 30, 2013, respectively	4	3
Preferred Stock, $0.00015 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	165,657	156,032
Accumulated other comprehensive loss	(228)	(302)
Accumulated deficit	(70,270)	(62,115)

Total stockholders’ equity	95,163	93,618

Total liabilities and stockholders’ equity	$135,412	$134,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Revenues:
License and implementation	$9,846	$14,481	$19,376	$26,943
SaaS and maintenance	10,804	10,078	22,833	19,957

Total revenues	20,650	24,559	42,209	46,900

Cost of Revenues:
License and implementation	4,544	6,800	9,143	12,360
SaaS and maintenance	5,269	4,781	10,615	9,304

Total cost of revenues	9,813	11,581	19,758	21,664

Gross profit	10,837	12,978	22,451	25,236

Operating Expenses:
Research and development	4,681	4,483	9,548	8,602
Sales and marketing	6,336	5,770	11,629	11,106
General and administrative	4,717	3,758	9,115	7,635
Restructuring	—	—	69	—

Total operating expenses	15,734	14,011	30,361	27,343

Loss from operations	(4,897)	(1,033)	(7,910)	(2,107)
Interest expense (income), net	(3)	115	(7)	241
Other expenses, net	56	660	87	712

Loss before income taxes	(4,950)	(1,808)	(7,990)	(3,060)
Provision for income taxes	82	88	165	149

Net loss	$(5,032)	$(1,896)	$(8,155)	$(3,209)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.21)	$(0.19)	$(0.34)	$(0.35)

Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	24,406	10,137	23,924	9,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net loss	$(5,032)	$(1,896)	$(8,155)	$(3,209)
Foreign currency translation gain (loss), net of taxes	50	(42)	75	(24)
Unrealized loss on marketable securities, net of tax	—	—	(1)	—

Other comprehensive income (loss), net	50	(42)	74	(24)

Total comprehensive loss	$(4,982)	$(1,938)	$(8,081)	$(3,233)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(8,155)	$(3,209)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,714	937
Amortization of intangible assets	165	165
Stock-based compensation	4,788	1,499
Amortization of debt discount	—	20
Changes in fair value of preferred stock warrant liability	—	671
Provision for doubtful accounts	—	9
Deferred income taxes	20	59
Changes in assets and liabilities
Accounts receivable	(4,254)	(2,732)
Prepaid expenses and other current assets	287	(1,491)
Deferred cost of implementation services	89	290
Accounts payable	(174)	307
Accrued employee compensation	(2,777)	424
Other accrued and long-term liabilities	(532)	1,579
Deferred revenue	3,084	(1,045)

Net cash used in operating activities	(5,745)	(2,517)

Cash Flows From Investing Activities
Purchases of property and equipment	(518)	(472)
Capitalization of software development costs	—	(1,722)
Purchase of short-term investments	—	(63)

Net cash used in investing activities	(518)	(2,257)

Cash Flows From Financing Activities
Proceeds from initial public offering, net of offering costs of $7.6 million	—	101,064
Proceeds from exercise of stock options and employee stock purchase plan	4,838	513
Payments for deferred offering costs	—	(1,976)
Principal payments on capital lease obligations	(221)	(298)
Principal payments on loan	—	(1,250)

Net cash provided by financing activities	4,617	98,053

Effect of exchange rate changes on cash and cash equivalents	20	(23)

Net increase (decrease) in cash and cash equivalents	(1,626)	93,256
Cash and cash equivalents
Beginning of the period	103,350	15,768

End of the period	$101,724	$109,024

Noncash Investing and Financing Activities:
Capitalized stock options in software development costs	$—	$41
Deferred offering costs not yet paid	6	1,058
Conversion of convertible preferred stock to common stock	—	41,776
Conversion of preferred stock warrant to common stock warrant	—	1,419

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

In the opinion of management, all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet as of March 31, 2014; the condensed consolidated statements of operations for the three and six months ended March 31, 2014 and 2013; the condensed consolidated statements of comprehensive loss for the three and six months ended March 31, 2014 and 2013; and the condensed consolidated statements of cash flows for the six months ended March 31, 2014 and 2013 have been made. The results of operations for the three and six months ended March 31, 2014 are not necessarily indicative of the operating results for the full fiscal year 2014 or any future periods.

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

Recently Adopted Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02—Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment intended to simplify how an entity tests indefinite lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This update is effective for fiscal years beginning after September 15, 2012. The Company adopted this update in the first quarter of fiscal year 2013.

In December 2011, the FASB issued ASU No. 2011-11—Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities requiring enhanced disclosures about certain financial instruments and derivative instruments that are offset in the consolidated balance sheets or that are subject to enforceable master netting arrangements or similar agreements. This update is effective for fiscal years beginning on or after January 1, 2013. The Company adopted this update in the first quarter of fiscal year 2014.

New Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11 —Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update generally requires, with some exceptions, an entity to present its unrecognized tax benefits as it relates to its NOL carry forwards, similar tax losses, or tax credit carry forwards, as a reduction of deferred tax assets when settlement in this regard is available under the tax law of the applicable taxing jurisdiction as of the balance sheet reporting date. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company does not expect the adoption of this update will have a material impact on its consolidated financial statements

In March 2013, the FASB issued ASU No. 2013-05 —Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This update will be effective for fiscal years beginning after December 15, 2013. The Company does not expect the adoption of this update will have a material impact on its consolidated financial statements, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

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

The table below sets forth the Company’s cash equivalents as of March 31, 2014 and September 30, 2013, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of March 31, 2014:
Assets:
Cash equivalents:
U.S. treasury bills	$95,504	$—	$—	$95,504

As of September 30, 2013:
Assets:
Cash equivalents:
U.S. treasury bills	$95,508	$—	$—	$95,508

Cash equivalents in the above table exclude $6.2 million and $7.8 million held in cash by the Company in its bank accounts as of March 31, 2014 and September 30, 2013, respectively.

There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three and six months ended March 31, 2014.

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value recorded as cash equivalents as of March 31, 2014:

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

The following table presents the weighted-average assumptions used to estimate the fair value of the ESPP during the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Risk-free interest rate	0.07% - 0.15%	0.15%	0.07% - 0.15%	0.15%
Dividend yield	—	—	—	—
Volatility	29% - 36%	36%	29% - 36%	36%
Expected term (in years)	0.50 – 0.92	0.92	0.50 – 0.92	0.92

Restricted Stock Awards Issued to Certain Employees in Connection with the LeapFrogRx Acquisition

In January 2012, the Company issued 200,000 shares of common stock, which vested based on future continued employment, to certain employees of LeapFrogRx in connection with the acquisition of LeapFrogRx. Of these shares, 36,818 shares were forfeited and no shares were subject to repurchase as of March 31, 2014. The total fair value of restricted stock awards vested during the three months ended March 31, 2014 and 2013 and the six months ended March 31, 2014 and 2013 was $14,000, $0.2 million, $0.1 million and $0.4 million, respectively.

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

The grant date fair values of these awards were determined using the following assumptions:

Risk-free interest rate	0.63%
Dividend yield	—
Volatility	39%

Activities of Stock Options, Restricted Stock Units and Restricted Stock Awards

		Outstanding Awards
	Shares Available for Grant	Number of Stock Options	Weighted Average Exercise Price	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Awards
		(in thousands, except exercise price)
Balance at September 30, 2013	2,928	3,868	$5.07	991	$15.68	—
Increase in shares reserved	1,150	—	—	—	—	—
Granted	(1,365)	—	—	1,365	9.95	—
Exercised/released	—	(1,507)	1.77	(30)	17.55	—
Forfeited	395	(121)	11.06	(274)	6.62	—
Expired	55	(55)	9.08	—	—	—

Balance at March 31, 2014	3,163	2,185	$6.92	2,052	$12.15	—

Stock-based compensation expenses are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
Cost of services:
License and implementation	$330	$90	$546	$130
SaaS and maintenance	184	114	409	188
Research and development	400	98	662	152
Sales and marketing	668	454	1,210	713
General and administrative	1,234	186	1,961	316

Total stock-based compensation expenses	$2,816	$942	$4,788	$1,499

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
Stock options	$365	$509	$770	$902
Restricted stock awards	14	177	95	353
Restricted stock units	2,133	223	3,138	223
ESPP	304	62	785	62

Total stock-based compensation	2,816	971	4,788	1,540
Less: Capitalized stock options	—	(29)	—	(41)

Total stock-based compensation expenses	$2,816	$942	$4,788	$1,499

Valuation Assumptions

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the period presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Risk-free interest rate	—	1.05%	—	1.05%
Dividend yield	—	—	—	—
Volatility	—	50%	—	50%
Expected term (in years)	—	6.08	—	6.08

                The expected terms of options granted were calculated using the simplified method, determined as the average of the contractual term and the vesting period. Estimated volatility is derived from the historical closing prices of common shares of similar entities whose share prices are publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company uses historical data to estimate the number of future stock option forfeitures. No options were granted during the three months and six months ended March 31, 2014.

4.	Income Taxes

The Company recorded an income tax expense of $82,000, $88,000, $165,000 and $149,000 for the three months ended March 31, 2014 and 2013 and the six months ended March 31, 2014 and 2013, respectively, representing effective income tax rates of (2)%, (5)%, (2)% and (5)%, respectively. The Company’s effective income tax rate during these periods differs from the Company’s federal statutory rate of 34% primarily due to permanent differences for stock-based compensation and the impact of state income taxes and foreign tax rate differences.

5.	Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders – Basic and diluted	$(5,032)	$(1,896)	$(8,155)	$(3,209)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders – Basic and diluted	24,406,031	10,137,347	23,924,100	9,071,191

Net loss per share attributable to common stockholders
Basic and diluted	$(0.21)	$(0.19)	$(0.34)	$(0.35)

Since the Company was in a net loss position for periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

6.	Geographic Information

The Company has one operating segment with one business activity—developing and monetizing revenue management solutions.

Revenues from External Customers

Revenues from customers outside of the United States were 12%, 8%, 11% and 9% of total revenues for the three months ended March 31, 2014 and 2013 and the six months ended March 31, 2014 and 2013, respectively.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region:

	As of March 31, 2014	As of September 30, 2013
	(in thousands)
United States	$5,433	$6,811
Other	1,205	1,060

Total property and equipment, net	$6,638	$7,871

7.	Restructuring

On September 30, 2013, the Company commenced a plan to align its workforce with the Company’s strategic initiatives. This restructuring plan was completed by December 31, 2013 and resulted in a reduction in the size of the company’s workforce, primarily in professional services. During the six months ended March 31, 2014, the Company recorded a workforce reduction restructuring charge of $0.1 million primarily related to employee separation packages, which included severance pay, benefits continuation and outplacement costs to be fully paid through June 30, 2014.

A roll-forward of the restructuring activity is summarized below:

	Three Months Ended March 31, 2014	Six Months Ended March 31, 2014
	(in thousands)
Opening balance	$255	$1,182
Amounts accrued	—	69
Cash payments	(210)	(1,206)

Balance of accrual	$45	$45

8.	Convertible Preferred Stock Warrant

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Risk-free interest rate	—	0.60%	—	0.92%
Dividend yield	—	—	—	—
Volatility	—	43%	—	45%
Expected term (in years)	—	4.03	—	5.92

The change in the fair value of the convertible preferred stock warrant liability is summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
Opening balance	$—	$734	$—	$748
Increase in fair value	—	685	—	671
Reclassification of warrant to additional paid-in capital	—	(1,419)	—	(1,419)

Closing balance	$—	$—	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (Securities Act) and the Securities Exchange Act of 1934 (Exchange Act). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “anticipates,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are based only on our current expectations and projections and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below under “Part II, Item 1A. Risk Factors,” and elsewhere in this report. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

We derive revenues primarily from the sale of our on-premise and cloud-based solutions and related implementation services, as well as maintenance and support and application support. We price our solutions based on a number of factors, including revenues under management and number of users. Our license and implementation revenues are comprised of sales of perpetual license and related implementation services, which revenues are recognized over the implementation period. The implementation period commences when implementation work begins and typically ranges from a few months to three years. Maintenance and support revenues are recognized ratably over the support period, which is typically one year. SaaS revenues for cloud-based solutions are derived from subscription fees from customers accessing our cloud-based solutions, as well as from associated implementation services. The actual timing of revenue recognition may vary based on our customers’ implementation requirements and availability of our services personnel.

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

For the three months ended March 31, 2013 and 2014, our revenues were $24.6 million and $20.7 million, respectively, representing a year-over-year decline of approximately 16%, primarily due to sales execution challenges, our lengthy sales cycles and our continued dependence on a relatively small number of customers for a significant portion of our total revenues.

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

Our four-quarter revenues from existing customers for the periods presented were as follows:

	Four Quarters Ended
	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
	(unaudited) (in thousands)
Four-quarter revenues	$77,633	$82,956	$85,856	$91,961	$91,974	$89,097

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

We understand that, although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results of operations as reported under the U.S. GAAP. These limitations include:

•	Adjusted EBITDA does not include the effect of the LeapFrogRx compensation charges, which are a cash expense;

•	Adjusted EBITDA does not reflect stock-based compensation expense;

•	Depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; Adjusted EBITDA does not reflect any cash requirements for these replacements;

•	Adjusted EBITDA does not reflect restructuring expense;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following tables provide a reconciliation of Adjusted EBITDA to net loss:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(5,032)	$(1,896)	$(8,155)	$(3,209)
Adjustments:
Stock-based compensation	2,816	942	4,788	1,499
Depreciation and amortization	921	578	1,879	1,102
LeapFrogRx compensation charges	101	25	301	414
Restructuring	—	—	69	—
Interest (income) expense, net	(3)	115	(7)	241
Other expenses, net	56	660	87	712
Provision for income taxes	82	88	165	149

Adjusted EBITDA	$(1,059)	$512	$(873)	$908

Adjusted EBITDA was $(1.1) million, $0.5 million, $(0.9) million and $0.9 million for the three months ended March 31, 2014 and 2013 and six months ended March 31, 2014 and 2013, respectively. As compared to the corresponding periods of fiscal year 2013, our Adjusted EBITDA for the three and six months ended March 31, 2014 decreased primarily due to decreases in total revenues.

Key Components of Results of Operations

Revenues

Revenues are comprised of license and implementation revenues and SaaS and maintenance revenues.

License and Implementation

License and implementation revenues are generated from the sale of software licenses for our on-premise solutions and related implementation services.

SaaS and Maintenance

SaaS and maintenance revenues primarily include subscription and related implementation fees from customers accessing our cloud-based solutions and revenues associated with maintenance and support contracts from customers using on-premise solutions. Also included in SaaS and maintenance revenues are other revenues, including revenues related to application support, training and customer-reimbursed expenses. Revenues from subscriptions to our cloud-based solutions are less than 15% of our total revenues.

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

Research and Development

Our research and development expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation and overhead allocation as well as third-party contractors and travel-related expenses. Our software development costs for new software solutions and enhancements to existing software solutions are generally expensed as incurred. Through September 30, 2013, we capitalized development costs of $5.1 million incurred in connection with the development of certain additional service offerings that are offered through the cloud. On September 30, 2013, this software became available for general release to our customers, and the future costs are expensed as incurred. For the remainder of fiscal year 2014, we expect our research and development expenses to increase in absolute dollars as we continue to develop new applications and enhance our existing software solutions.

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel-related costs including salary, bonus, commissions, stock-based compensation, and overhead allocation as well as third-party contractors, travel-related expenses and marketing programs. For the remainder of fiscal year 2014, we recognize sales commission expense upon booking the contract, while we recognize revenue over the period the services are provided. For the remainder of fiscal year 2014, we expect our sales and marketing expenses to increase in absolute dollars as we increase the number of our sales and marketing employees to grow in our business.

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

LeapFrogRx Compensation Charges

In January 2012, we acquired certain assets and liabilities of LeapFrogRx for initial cash consideration of $3.0 million as well as potential additional payments to former LeapFrogRx stockholders totaling up to $8.3 million, which are expected to be incurred through January 2015. These additional payments are, among other things, subject to future continued employment and are therefore considered compensatory in nature and are being recognized as compensation expense (LeapFrogRx compensation charges) over the term of each component. As of March 31, 2014, we have expensed an aggregate of $6.0 million of LeapFrogRx compensation charges.

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
Revenues:
License and implementation	$9,846	$14,481	$19,376	$26,943
SaaS and maintenance	10,804	10,078	22,833	19,957

Total revenues	20,650	24,559	42,209	46,900

Cost of Revenues:
License and implementation(1)	4,544	6,800	9,143	12,360
SaaS and maintenance(1)	5,269	4,781	10,615	9,304

Total cost of revenues	9,813	11,581	19,758	21,664

Gross profit	10,837	12,978	22,451	25,236
Operating Expenses:
Research and development(1)	4,681	4,483	9,548	8,602
Sales and marketing(1)	6,336	5,770	11,629	11,106
General and administrative(1)	4,717	3,758	9,115	7,635
Restructuring	—	—	69	—

Total operating expenses	15,734	14,011	30,361	27,343

Loss from operations	(4,897)	(1,033)	(7,910)	(2,107)
Interest expense (income), net	(3)	115	(7)	241
Other expenses, net	56	660	87	712

Loss before income taxes	(4,950)	(1,808)	(7,990)	(3,060)
Provision for income taxes	82	88	165	149

Net loss	$(5,032)	$(1,896)	$(8,155)	$(3,209)

(1)	Includes stock-based compensation as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
Cost of services:
License and implementation	$330	$90	$546	$130
SaaS and maintenance	184	114	409	188
Research and development	400	98	662	152
Sales and marketing	668	454	1,210	713
General and administrative	1,234	186	1,961	316

Total stock-based compensation expenses	$2,816	$942	$4,788	$1,499

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(as of % of revenues)
Revenues:
License and implementation	48%	59%	46%	57%
SaaS and maintenance	52	41	54	43

Total revenues	100	100	100	100

Cost of Revenues:
License and implementation	22	28	22	26
SaaS and maintenance	26	19	25	20

Total cost of revenues	48	47	47	46

Gross profit	52	53	53	54
Operating Expenses:
Research and development	22	18	23	18
Sales and marketing	31	24	27	24
General and administrative	23	15	22	16
Restructuring	—	—	—	—

Total operating expenses	76	57	72	58

Loss from operations	(24)	(4)	(19)	(4)
Interest expense (income), net	—	1	—	1
Other expenses, net	—	3	—	2

Loss before income taxes	(24)	(8)	(19)	(7)
Provision for income taxes	—	—	—	—

Net loss	(24)%	(8)%	(19)%	(7)%

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenues

	Three Months Ended March 31,
	2014		2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and implementation	$9,846	48%	$14,481	59%	$(4,635)	(32)%
SaaS and maintenance	10,804	52	10,078	41	726	7

Total revenues	$20,650	100%	$24,559	100%	$(3,909)	(16)%

License and Implementation

License and implementation revenues decreased by $4.6 million, or 32%, to $9.8 million for the three months ended March 31, 2014 from $14.5 million for the three months ended March 31, 2013. Our revenues from existing customers were $7.8 million for the three months ended March 31, 2014 and $11.7 million for the three months ended March 31, 2013. This decrease was primarily due to a reduction in sales volume, which was primarily due to sales execution challenges, our lengthy sales cycles and our continued dependence on a relatively small number of customers for a significant portion of our total revenues.

SaaS and Maintenance

SaaS and maintenance revenues increased by $0.7 million, or 7%, to $10.8 million for the three months ended March 31, 2014 from $10.1 million for the three months ended March 31, 2013. The increase in SaaS and maintenance revenues was primarily driven by an increase of $0.6 million in maintenance and application support revenues primarily due to an increase in the number of service contracts, and a $0.1 million net increase in SaaS and related implementation revenues.

Cost of Revenues

	Three Months Ended March 31,
	2014		2013		Change
	Amount	% of Revenues	Amount	% of Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License and implementation	$4,544	46%	$6,800	47%	$(2,256)	(33)%
SaaS and maintenance	5,269	49	4,781	47	488	10

Total cost of revenues	$9,813	48%	$11,581	47%	$(1,768)	(15)%

Gross profit:
License and implementation	$5,302	54%	$7,681	53%	$(2,379)	(31)%
SaaS and maintenance	5,535	51	5,297	53	238	4

Total gross profit	$10,837	52%	$12,978	53%	$(2,141)	(16)%

License and Implementation

Cost of license and implementation revenues decreased by approximately $2.3 million, or 33%, to $4.5 million during the three months ended March 31, 2014 from $6.8 million for the three months ended March 31, 2013. This decrease was mainly due to the corresponding decrease in license and implementation revenue. As a percentage of revenue, cost of license and implementation revenues decreased slightly from 47% to 46% during the three months ended March 31, 2014. The decrease in the cost of license and implementation revenue was primarily the result of a reduction of $1.6 million in personnel costs due in large part to decreased headcount as a result of our restructuring and a $0.7 million decrease in consulting costs incurred on third-party contractors.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased $0.5 million, or 10%, to $5.3 million during the three months ended March 31, 2014 from $4.8 million for the three months ended March 31, 2013. As a percentage of revenue, cost of SaaS and maintenance revenues increased from 47% in the three months ended March 31, 2013 to 49% in the second quarter of fiscal year 2014 primarily due to $0.4 million of amortization recorded on internally developed software that became generally available to our customers as of the beginning of fiscal year 2014.

Operating Expenses

	Three Months Ended March 31,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$4,681	$4,483	$198	4%
Sales and marketing	6,336	5,770	566	10
General and administrative	4,717	3,758	959	26
Restructuring	—	—	—	—

Total operating expenses	$15,734	$14,011	$1,723	12%

Research and Development

Research and development expenses increased by $0.2 million, or 4%, to $4.7 million during the three months ended March 31, 2014 as compared to $4.5 million for the three months ended March 31, 2013. The increase was primarily due to an increase of $0.3 million in stock-based compensation. We believe that continued investment in our technology is important to our future growth, and as a result, we expect research and development expenses to increase in absolute dollars in the remainder of fiscal year 2014.

Sales and Marketing

Sales and marketing expenses increased by $0.6 million, or 10%, to $6.3 million during the three months ended March 31, 2014 as compared to $5.8 million for the three months ended March 31, 2013. This increase was primarily due to an increase of $0.3 million in personnel costs largely as a result of hiring senior sales executives and an increase of $0.2 million in stock-based compensation. We expect sales and marketing expenses to increase in absolute dollars in the remainder of fiscal year 2014 as we continue to expand our direct sales teams and increase our marketing activities.

General and Administrative

General and administrative expenses increased by $1.0 million, or 26%, to $4.7 million during the three months ended March 31, 2014 as compared to $3.8 million for the three months ended March 31, 2013. This increase was primarily due to an increase of $1.0 million in stock-based compensation. We expect to continue to incur significant general and administrative expenses related to being a public company, including higher legal, insurance and accounting expenses.

Restructuring

On September 30, 2013, we commenced a plan to align our workforce with our strategic initiatives. This plan was completed by December 31, 2013 and resulted in a reduction in the size of our workforce, primarily in professional services. We intend to hire employees primarily in research and development and sales and marketing to continue to support our strategic initiatives in the future. During the three and six months ended March 31, 2014, we did not record any workforce reduction restructuring charge. There was no corresponding charge in the three months ended March 31, 2013.

Interest and Other Expense, Net

	Three Months Ended March 31,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest (income) expense, net	$(3)	$115	$(118)	(103)%
Other expenses, net	56	660	(604)	(92)

Interest (income) expense, net primarily relates to financing costs related to our term loan and capital leases and interest earned on cash and cash equivalents and short term investments. The decrease in expense in the current period was primarily due to the repayment in full of our term loan in May 2013.

Other expense, net decreased primarily due to the decrease in expense associated with a convertible preferred stock warrant that converted into a common stock warrant during the three months ended March 31, 2013. In May 2013, the warrant was converted into 71,847 shares of our common stock, net of the warrant price. Therefore, we do not expect to incur other expense, net related to this warrant.

Provision for Income Taxes

	Three Months Ended March 31,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$82	$88	$(6)	(7)%

Provision for income taxes is primarily related to the state minimum tax and foreign tax on our profitable foreign operations. The change in income tax provision is primarily due to the change in income related to our foreign operations.

Comparison of the Six Months Ended March 31, 2014 and 2013

Revenues

	Six Months Ended March 31,
	2014		2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and implementation	$19,376	46%	$26,943	57%	$(7,567)	(28)%
SaaS and maintenance	22,833	54	19,957	43	2,876	14

Total revenues	$42,209	100%	$46,900	100%	$(4,691)	(10)%

License and Implementation

License and implementation revenues decreased by $7.6 million, or 28%, to $19.4 million for the six months ended March 31, 2014 from $26.9 million for the six months ended March 31, 2013. Our revenues from existing customers were $15.6 million for the six months ended March 31, 2014 and $23.7 million for the six months ended March 31, 2013. This decrease was primarily due to a reduction in sales volume, primarily due to sales execution challenges, our lengthy sales cycles and our continued dependence on a relatively small number of customers for a significant portion of our total revenues.

SaaS and Maintenance

SaaS and maintenance revenues increased by $2.9 million, or 14%, to $22.8 million for the six months ended March 31, 2014 from $20.0 million for the six months ended March 31, 2013. The increase in SaaS and maintenance revenues was primarily driven by an increase of $2.2 million in maintenance and support and application support revenues primarily due to an increase in the number of service contracts, and a $0.6 million net increase in SaaS and related implementation revenues.

Cost of Revenues

	Six Months Ended March 31,
	2014		2013		Change
	Amount	% of Revenues	Amount	% of Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues:
License and implementation	$9,143	47%	$12,360	46%	$(3,217)	(26)%
SaaS and maintenance	10,615	46	9,304	47	1,311	14

Total cost of revenues	$19,758	47%	$21,664	46%	$(1,906)	(9)%

Gross profit:
License and implementation	$10,233	53%	$14,583	54%	$(4,350)	(30)%
SaaS and maintenance	12,218	54	10,653	53	1,565	15

Total gross profit	$22,451	53%	$25,236	54%	$(2,785)	(11)%

License and Implementation

Cost of license and implementation revenues decreased by approximately $3.2 million, or 26%, to $9.1 million during the six months ended March 31, 2014 from $12.4 million for the six months ended March 31, 2013. This decrease was mainly due to the corresponding decrease in license and implementation revenue. As a percentage of revenue, cost of license and implementation revenues increased slightly from 46% to 47% during the six months ended March 31, 2014. The decrease in the cost of license and implementation revenue was primarily the result of a reduction of $2.1 million in personnel costs due in large part to decreased headcount as a result of our restructuring and a $1.2 million decrease in consulting costs incurred on third-party contractors.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased $1.3 million, or 14%, to $10.6 million during the six months ended March 31, 2014 from $9.3 million for the six months ended March 31, 2013. This increase was associated with the increase in SaaS and maintenance revenue during the six months ended March 31, 2014. As a percentage of revenue, cost of SaaS and maintenance revenues decreased slightly from 47% in the quarter ended March 31, 2013 to 46% in the second quarter of fiscal year 2014, primarily due to the increase in overall revenues. The increase in the cost of SaaS and maintenance revenue in absolute dollars was primarily due to $0.8 million of amortization recorded on internally developed software that became generally available to our customers as of the beginning of fiscal year 2014, and a net increase of $0.4 million in personnel and consulting costs.

Operating Expenses

	Six Months Ended March 31,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$9,548	$8,602	$946	11%
Sales and marketing	11,629	11,106	523	5
General and administrative	9,115	7,635	1,480	19
Restructuring	69	—	69	—

Total operating expenses	$30,361	$27,343	$3,018	11%

Research and Development

Research and development expenses increased by $0.9 million, or 11%, to $9.5 million during the six months ended March 31, 2014 as compared to $8.6 million for the six months ended March 31, 2013. The increase was the result of a net increase of $0.5 million in personnel costs and an increase of $0.5 million in stock-based compensation.

Sales and Marketing

Sales and marketing expenses increased by $0.5 million, or 5%, to $11.6 million during the six months ended March 31, 2014 as compared to $11.1 million for the six months ended March 31, 2013. This increase was primarily due to an increase of $0.5 million in stock-based compensation.

General and Administrative

General and administrative expenses increased by $1.5 million, or 19%, to $9.1 million during the six months ended March 31, 2014 as compared to $7.6 million for the six months ended March 31, 2013. This increase was primarily due to an increase of $1.6 million in stock-based compensation, which was mainly due to the new performance-based restricted stock units.

Restructuring

During the six months ended March 31, 2014, we recorded a workforce reduction restructuring charge of $0.1 million primarily related to employee separation packages, which included severance pay, benefits continuation and outplacement costs to be fully paid through June 30, 2014. There was no corresponding charge in the six months ended March 31, 2013.

Interest and Other Expense, Net

	Six Months Ended March 31,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest (income) expense, net	$(7)	$241	$(248)	(103)%
Other expenses, net	87	712	(625)	(88)

Interest (income) expense, net primarily relates to financing costs related to our term loan and capital leases and interest earned on cash and cash equivalents and short term investments. The decrease in expense was primarily due to the repayment in full of our term loan in May 2013.

Other expense, net decreased primarily due to the decrease in expense associated with a convertible preferred stock warrant that converted into a common stock warrant during the six months ended March 31, 2013.

Provision for Income Taxes

	Six Months Ended March 31,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$165	$149	$16	11%

Provision for income taxes is primarily related to the state minimum tax and foreign tax on our profitable foreign operations. The change in income tax provision is primarily due to the change in income related to our foreign operations.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of $101.7 million. Since inception, we have financed our operations primarily through proceeds from the issuance of capital stock and, since 2006 through cash flows from operations. In addition, in March 2013, upon the closing of our IPO, we received aggregate net proceeds of $101.1 million, net of underwriting discounts and commissions. We expended $5.7 million and $2.5 million cash flows in operating activities in the six months ended March 31, 2014 and 2013, respectively.

We believe our current cash and cash equivalents and short-term investments are sufficient to meet our operating cash flow needs for at least the next twelve months. We expect to see more cash flows used in operating activities, mainly due to our sales execution challenges. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts and expansion of our business, and capital expenditures for the purchase of computer hardware and software. To the extent that existing cash and cash equivalents and short-term investments and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

	Six Months Ended March 31,
	2014	2013
	(in thousands)
Cash flows used in operating activities	$(5,745)	$(2,517)
Cash flows used in investing activities	(518)	(2,257)
Cash flows provided by financing activities	4,617	98,053

Cash Flows from Operating Activities

Net cash used in operating activities was $5.7 million for the six months ended March 31, 2014, compared to $2.5 million for the six months ended March 31, 2013. Net cash used in operating activities for the six months ended March 31, 2014 was primarily the result of our net loss of $8.2 million and a net change of $4.3 million in operating assets and liabilities, partially offset by non-cash adjustments such as stock-based compensation and depreciation and amortization aggregating to $6.7 million. The net changes in operating assets and liabilities primarily relate to an increase in accounts receivable of $4.3 million due to higher invoicing, a reduction in accounts payable, accrued employee compensation and other accrued and long-term liabilities of $3.5 million, primarily due to purchases made under the ESPP, payment of bonus, operating expenses and restructuring charges, partially offset by an increase in deferred revenue of $3.1 million due to higher invoicing and a net reduction of $0.4 million in prepaid expenses and other assets upon expense recognition for prepayments made in prior quarters related to office rent, insurance premium etc. Net cash used in operating activities in the six months ended March 31, 2013 was primarily the result of our net loss of $3.2 million and a net change of $2.7 million in operating assets and liabilities, partially offset by non-cash adjustments such as stock-based compensation and depreciation and amortization aggregating to $3.4 million The significant components of the assets and liabilities changes included an increase in accounts receivable of $2.7 million, an increase in prepaid expenses and other assets of $1.5 million and a reduction in deferred revenue of $1.0 million, partially offset by an increase in accounts payable, accrued employee compensation and other accrued and long-term liabilities of $2.3 million and a reduction in deferred cost of implementation services of $0.3 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.5 million for the six months ended March 31, 2014, compared to $2.3 million for the six months ended March 31, 2013. Net cash used in investing activities for the six months ended March 31, 2014 was primarily due to the purchase of property and equipment of $0.5 million. Net cash used in investing activities for the six months ended March 31, 2013 was primarily due to capitalization of software development costs of $1.7 million and the purchase of property and equipment of $0.5 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $4.6 million for the six months ended March 31, 2014, compared to net cash of $98.1 million provided for the six months ended March 31, 2013. Net cash provided by financing activities for the six months ended March 31, 2014 primarily consisted of $4.8 million from exercises of stock options and purchases made under the ESPP, partially offset by $0.2 million of payments made under the capital lease obligations. Net cash provided by financing activities for the six months ended March 31, 2013 primarily consisted of proceeds of $101.1 million from our IPO, net of underwriting discounts, and $0.5 million from exercises of stock options, partially offset by $2.0 million in costs associated with our IPO and $1.5 million related to the repayment of the term loan and capital lease.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred net losses of $8.2 million and $3.2 million for the six months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we had an accumulated deficit of $70.3 million. We expect that our expenses will increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, for example, our new configure, price and quote solution, enhancing existing solutions, extending into the mid-market, continuing to penetrate the technology industry and pursuing selective acquisitions. Increased operating expenses related to personnel costs such as salary, bonus, commissions, stock-based compensation and overhead allocation as well as third-party contractors, travel-related expenses and marketing programs, will also increase our expenses in future periods. In the near-term, we do not expect that our revenues will be sufficient to offset these expected increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. You should not consider our historical growth rates in revenues as indicative of our future performance, and we cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

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

Our total revenues are largely dependent on the sale of software licenses and the related implementation services we provide. For example, our license and implementation revenues constituted approximately 46%, 57% and 58% of our total revenues for the six months ended March 31, 2014 and 2013 and for the fiscal year ended September 30, 2013, respectively. Customers purchasing software licenses for our solutions generally make large orders and the revenues related to these sales are recognized over the subsequent implementation period, which typically ranges from a few months to three years. The continued growth of our revenues is dependent in part on our ability to expand the use of our solutions by existing customers and attract new customers. Likewise, it is also important that customers using our on-premise solutions renew their maintenance agreements and that customers using our cloud-based solutions renew their subscription agreements with us. Our customers have no obligation to renew their maintenance or subscription agreements after the expiration of the initial term, and we cannot assure you that they will do so. We have had in the past and may in the future have disputes with customers regarding our solutions, which may impact such customers’ decisions to continue to use our solutions and pay for maintenance and support in the future.

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

Additionally, mergers or consolidations among our customers, especially those in the life science industry, which is currently undergoing significant consolidation, could reduce the number of our customers and could adversely affect our revenues and sales. In particular, if our customers are acquired by entities that are not our customers, that do not use our solutions or that have more favorable contract terms and choose to discontinue, reduce or change the terms of their use of our solutions, our business and operating results could be materially and adversely affected.

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

We recognize a substantial portion of our revenues from the sale of software licenses for our on-premise solutions and related implementation services over the period during which such services are performed using the percentage-of-completion method. For example, revenues from sales of our software licenses and related implementation services accounted for 46% our total revenues during the six months ended March 31, 2014. We estimate the length of this period based on a number of factors, including the number of licensed applications and the scope and complexity of the customer’s deployment requirements. Under the percentage-of-completion method, the revenues we recognize during a reporting period are based on the resources expended during the reporting period as compared to the estimated total resources required to implement our solutions. If we are unable to reasonably estimate the overall total personnel resources required to implement our solutions, the timing of our revenues could be materially and adversely affected. In addition, changes in customer requirements or scope of the engagement could impact the timing of our revenue recognition. Any change in the timing of revenue recognition could adversely impact our quarterly or annual operating results.

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

We have experienced and may continue to experience growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. Although we have recently undergone an initiative to re-align our workforce, we anticipate that our headcount will not decrease materially in the near term. As we grow, we must effectively integrate, develop and motivate a significant number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations. Additionally, we plan to move into a new office when the lease for our current headquarters expires in July 2014. If we fail to finalize a new lease in a timely manner, or if the transition to the new headquarters does not occur smoothly, we may experience interruptions to our business and operations. Failure to effectively manage organizational changes could result in difficulties in implementing customer requests, declines in quality or customer satisfaction, increases in costs and difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

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

Our success depends on the expertise and continued services of our executive officers, particularly our Chief Executive Officer. We have in the past and may in the future continue to experience changes in our executive management team resulting from the hiring or departure of executives, which may be disruptive to our business. For example, we recently announced the hiring of a new Chief Financial Officer effective May 26, 2014, and transitioning this role may take longer than we anticipate or may not be successful. In addition, we recently hired a new Chief Marketing Officer who is implementing initiatives to expand and enhance our market strategy, and the impact of hiring this new executive and implementing these initiatives may not be immediately realized. We are also substantially dependent on the continued service of our existing development and services personnel because of their familiarity with the inherent complexities of our solutions.

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

Our ability to increase revenues from existing customers and attract new customers depends in large part on our ability to enhance and improve our existing solutions and to develop and introduce new applications. For example, we recently announced our intention to develop new applications built on the Salesforce1 Platform under our partnership with salesforce.com. The success of any enhancement or new application depends on several factors, including timely completion, adequate quality testing, introduction and market acceptance. Any enhancement or new application that we develop, including any that we develop under our partnership with salesforce.com, or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to successfully enhance our existing solutions and develop new applications to meet customer requirements, our business and operating results will be adversely affected.

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

We incur significant costs and devote substantial management time as a result of operating as a public company.

As a public company, we incur significant legal, accounting and other expenses. For example, we are required to comply with the requirements of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) and the Dodd Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Despite reform made possible by the Jumpstart Our Business Startups Act (JOBS Act), which allows us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies,” compliance with these requirements has and we expect to continue to increase our legal and financial compliance costs and make some activities more time consuming and costly. In addition, our management and other personnel have and will need to divert attention from operational and other business matters to devote substantial time to these public company requirements.

In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, when applicable to us. We cannot predict or estimate the costs we may incur as a result of being a public company or the timing of such costs.

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

As of March 31, 2014, our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially owned approximately 54% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated bases of stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

Date: May 14, 2014

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