Form 10-Q
period 2014-06-30
MODEL N, INC.
filed 2014-08-08
CIK 1118417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35840

Model N, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0528806
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 Seaport Boulevard, Suite 400 Pacific Shores Center – Building 6 Redwood City, California	94063
(Address of Principal Executive Offices)	(Zip Code)

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

As of July 31, 2014, the registrant had 24,854,227 shares of common stock issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MODEL N, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	As of June 30, 2014	As of September 30, 2013
Assets
Current Assets:
Cash and cash equivalents	$103,170	$103,350
Accounts receivable, net	17,946	16,140
Deferred cost of implementation services, current portion	249	491
Prepaid expenses	2,463	3,225
Other current assets	413	342

Total current assets	124,241	123,548
Property and equipment, net	6,801	7,871
Goodwill	1,509	1,509
Intangible assets, net	670	918
Other assets	1,256	626

Total assets	$134,477	$134,472

Liabilities And Stockholders’ Equity
Current Liabilities:
Accounts payable	$255	$468
Accrued employee compensation	11,532	13,941
Accrued liabilities	2,002	2,848
Deferred revenue, current portion	26,264	19,131
Capital lease obligations, current portion	26	318

Total current liabilities	40,079	36,706
Deferred revenue, net of current portion	2,480	3,507
Other long-term liabilities	678	641

Total liabilities	43,237	40,854

Commitments and contingencies
Stockholders’ Equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 24,854 and 22,999 shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively	4	3
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	168,530	156,032
Accumulated other comprehensive loss	(224)	(302)
Accumulated deficit	(77,070)	(62,115)

Total stockholders’ equity	91,240	93,618

Total liabilities and stockholders’ equity	$134,477	$134,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenues:
License and implementation	$8,073	$16,419	$27,449	$43,362
SaaS and maintenance	11,196	10,828	34,029	30,785

Total revenues	19,269	27,247	61,478	74,147

Cost of Revenues:
License and implementation	3,812	7,527	12,955	19,887
SaaS and maintenance	5,302	4,865	15,917	14,169

Total cost of revenues	9,114	12,392	28,872	34,056

Gross profit	10,155	14,855	32,606	40,091
Operating Expenses:
Research and development	4,814	4,063	14,362	12,665
Sales and marketing	6,664	5,256	18,293	16,362
General and administrative	5,403	3,883	14,518	11,518
Restructuring	(43)	—	26	—

Total operating expenses	16,838	13,202	47,199	40,545

(Loss) income from operations	(6,683)	1,653	(14,593)	(454)
Interest (income) expense, net	(3)	85	(10)	326
Other expenses (income), net	24	(48)	111	664

(Loss) income before income taxes	(6,704)	1,616	(14,694)	(1,444)
Provision for income taxes	96	81	261	230

Net (loss) income	$(6,800)	$1,535	$(14,955)	$(1,674)

Net (loss) income per share attributable to common stockholders:
Basic	$(0.27)	$0.07	$(0.62)	$(0.12)

Diluted	$(0.27)	$0.06	$(0.62)	$(0.12)

Weighted average number of shares used in computing net (loss) income per share attributable to common stockholders:
Basic	24,794	22,798	24,214	13,647

Diluted	24,794	26,072	24,214	13,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(6,800)	$1,535	$(14,955)	$(1,674)
Foreign currency translation gain (loss), net of taxes	4	(98)	79	(122)
Unrealized loss on marketable securities, net of tax	—	—	(1)	—

Other comprehensive income (loss), net	4	(98)	78	(122)

Total comprehensive (loss) income	$(6,796)	$1,437	$(14,877)	$(1,796)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(14,955)	$(1,674)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,543	1,414
Amortization of intangible assets	248	247
Stock-based compensation	7,450	3,306
Loss on disposal of property and equipment	—	2
Amortization of debt discount	—	81
Changes in fair value of preferred stock warrant liability	—	671
Provision for doubtful accounts	—	9
Deferred income taxes	29	90
Changes in assets and liabilities:
Accounts receivable	(1,806)	(7,767)
Prepaid expenses and other assets	128	(1,861)
Deferred cost of implementation services	265	305
Accounts payable	(212)	1,899
Accrued employee compensation	(2,342)	2,699
Other accrued and long-term liabilities	(906)	1,271
Deferred revenue	6,106	(1,376)

Net cash used in operating activities	(3,452)	(684)

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,503)	(811)
Capitalization of software development costs	—	(2,698)
Net sale (purchase) of short-term investments	—	(63)

Net cash used in investing activities	(1,503)	(3,572)

Cash Flows From Financing Activities:
Proceeds from initial public offering, net of offering costs of $7.6 million	—	101,064
Proceeds from exercise of stock options and employee stock purchase plan	5,049	768
Payments for deferred offering costs	(6)	(2,562)
Principal payments on capital lease obligations	(292)	(442)
Principal payments on loan	—	(5,208)

Net cash provided by financing activities	4,751	93,620

Effect of exchange rate changes on cash and cash equivalents	24	(54)
Net increase (decrease) in cash and cash equivalents	(180)	89,310
Cash and cash equivalents
Beginning of the period	103,350	15,768

End of the period	$103,170	$105,078

Noncash Investing and Financing Activities:
Capitalized stock options in software development costs	—	$104
Net settlement for exercise of common stock warrant	—	300
Deferred offering costs not yet paid	—	385
Conversion of convertible preferred stock to common stock	—	41,776
Conversion of preferred stock warrant to common stock warrant	—	1,419

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

In the opinion of management, all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet as of June 30, 2014; the condensed consolidated statements of operations for the three and nine months ended June 30, 2014 and 2013; the condensed consolidated statements of comprehensive (loss) income for the three and nine months ended June 30, 2014 and 2013; and the condensed consolidated statements of cash flows for the nine months ended June 30, 2014 and 2013 have been made. The results of operations for the three and nine months ended June 30, 2014 are not necessarily indicative of the operating results for the full fiscal year 2014 or any future periods.

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

Maintenance and support revenues include post-contract customer support and the right to unspecified software updates and enhancements on a when and if available basis. Application support revenues include supporting, managing and administering the Company’s software solutions, and providing additional end user support. Maintenance and support revenues and application support revenues are recognized ratably over the period in which the services are provided. The revenues from training and customer-reimbursed expenses are recognized as the Company delivers these services.

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

Recently Adopted Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-02—Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment intended to simplify how an entity tests indefinite lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This update is effective for fiscal years beginning after September 15, 2012. The Company adopted this update in the first quarter of fiscal year 2013.

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

New Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12 — Compensation - Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (Topic718). This update requires that a performance target which affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The Company does not anticipate that the adoption of this update will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers (Topic 606). This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This update is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company is currently assessing the impact that adopting this update will have on its consolidated financial statements and footnote disclosures.

In April 2014, the FASB ASU No. 2014-08 — Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update changes the criteria for reporting discontinued operations. The update expands the definition of discontinued operations to include the sale or disposal of a component of a Company, if the sale or disposal creates a strategic shift or major effect in the Company’s operations and financial results. A component of a Company includes any segment, reporting unit, subsidiary, or asset group. The update requires expanded disclosures about a disposal of a component. The update is effective beginning January 1, 2015 with early adoption permitted for disposals that have not been reported in previously-issued financial statements. The impact to the Company will be dependent on any transaction that is within the scope of this update.

In July 2013, the FASB issued ASU No. 2013-11 —Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update generally requires, with some exceptions, an entity to present its unrecognized tax benefits as it relates to its NOL carry forwards, similar tax losses, or tax credit carry forwards, as a reduction of deferred tax assets when settlement in this regard is available under the tax law of the applicable taxing jurisdiction as of the balance sheet reporting date. This update is effective for fiscal years beginning after December 15, 2013 with retrospective application permitted. This update requires a change in financial statement presentation. The Company does not anticipate that the adoption of this update will have a material impact on its consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05 —Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (Topic 830) to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This update will be effective for fiscal years beginning after December 15, 2013. The impact to the Company will be dependent on any transaction that is within the scope of the new guidance.

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

The table below sets forth the Company’s cash equivalents as of June 30, 2014 and September 30, 2013, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
	(in thousands)
At June 30, 2014:
Assets:
Cash equivalents:
U.S. Treasury bills	$95,526	$—	$—	$95,526

At September 30, 2013:
Assets:
Cash equivalents:
U.S. Treasury bills	$95,508	$—	$—	$95,508

Cash equivalents in the above table exclude $7.7 million and $7.8 million held in cash by the Company in its bank accounts as of June 30, 2014 and September 30, 2013, respectively.

There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three and nine months ended June 30, 2014.

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value recorded as cash equivalents:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
As of June 30, 2014:
Assets:
Cash equivalents:
U.S. Treasury bills	$95,526	—	—	95,526

As of September 30, 2013:
Assets:
Cash equivalents:
U.S. Treasury bills	$95,508	—	—	95,508

3.	Stock-based Compensation

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

The following table presents the weighted-average assumptions used to estimate the fair value of the ESPP during the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	—	—	0.08%	0.15%
Dividend yield	—	—	—	—
Volatility	—	—	30%	36%
Expected term (in years)	—	—	0.50	0.92

Restricted Stock Awards Issued to Certain Employees in Connection with the LeapFrogRx Acquisition

In January 2012, the Company issued 200,000 shares of common stock, which vested based on future continued employment, to certain employees of LeapFrogRx in connection with the acquisition of LeapFrogRx. Of these shares, 36,818 shares were forfeited and no shares were subject to repurchase as of June 30, 2014. The total fair value of restricted stock awards vested during the three months ended June 30, 2014 and 2013 and the nine months ended June 30, 2014 and 2013 was $0, $0.2 million, $0.1 million and $0.5 million, respectively.

Performance-based Restricted Stock Units

On December 6, 2013, the Compensation Committee of the Board approved initial grants of an aggregate of 280,000 performance-based restricted stock units to three of the Company’s senior officers, including the Chief Executive Officer and the Chief Financial Officer. Under the terms of these grants, the actual number of shares released could be 0% to 250% of the initial grant based on the Company’s total shareholder return (TSR) relative to the TSR of the Russell 3000 index (Index) over a three-year period. In any of the three years, no shares will be released if the TSR of the Company’s common stock is below the 30th percentile relative to the Index; 100% of the initial grant will be released if the Company’s TSR is at the 50th percentile relative to the Index; and 250% of the initial grant will be released if the Company’s TSR is over the 90th percentile relative to the Index. These grants vest as to one-third on each annual anniversary of November 22, 2013, with a “catch-up” provision such that shares not earned in a prior year may be earned in a subsequent year subject to the Company’s TSR achieving a certain level relative to the Index and exceeding the prior year’s TSR. These grants have a ten-year term, subject to their earlier termination upon certain events including the awardee’s termination of employment. As of June 30, 2014, approximately 43,000 performance-based restricted stock units were forfeited.

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

The grant date fair values of these awards were determined using the following assumptions:

Risk-free interest rate	0.63%
Dividend yield	—
Volatility	39%

Activities of Stock Options, Restricted Stock Units and Restricted Stock Awards

		Outstanding Awards
	Shares Available for Grant	Number of Stock Options	Weighted Average Exercise Price	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands, except exercise price)
Balance at September 30, 2013	2,928	3,868	$5.07	991	$15.68
Increase in shares reserved	1,150	—	—	—	—
Granted	(1,530)	—	—	1,530	9.99
Exercised/released	—	(1,603)	1.79	(43)	17.62
Forfeited	541	(169)	11.24	(372)	14.13
Expired	82	(82)	10.40	—	—

Balance at June 30, 2014	3,171	2,014	$6.94	2,106	$11.76

Stock-based compensation expenses are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Cost of services:
License and implementation	$206	$240	$752	$370
SaaS and maintenance	167	215	576	403
Research and development	310	305	972	457
Sales and marketing	721	686	1,931	1,399
General and administrative	1,258	361	3,219	677

Total stock-based compensation expenses	$2,662	$1,807	$7,450	$3,306

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Stock options	$320	$463	$1,090	$1,365
Restricted stock awards	—	175	95	528
Restricted stock units	2,179	756	5,317	979
ESPP	163	476	948	538

Total stock-based compensation	2,662	1,870	7,450	3,410
Less: Capitalized stock options	—	(63)	—	(104)

Total stock-based compensation expenses	$2,662	$1,807	$7,450	$3,306

Valuation Assumptions

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the period presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	—	1.10%	—	1.05%
Dividend yield	—	—	—	—
Volatility	—	49%	—	49%
Expected term (in years)	—	6.08	—	6.08

The expected terms of options granted were calculated using the simplified method, determined as the average of the contractual term and the vesting period. Estimated volatility is derived from the historical closing prices of common shares of similar entities whose share prices are publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company uses historical data to estimate the number of future stock option forfeitures. No options were granted during the three months and nine months ended June 30, 2014.

4.	Income Taxes

The Company recorded an income tax expense of $96,000, $81,000, $261,000 and $230,000 for the three months ended June 30, 2014 and 2013 and the nine months ended June 30, 2014 and 2013, respectively, representing effective income tax rates of (1)%, 5%, (2%) and (16)%, respectively. The Company’s effective income tax rate during these periods differs from the Company’s federal statutory rate of 34% primarily due to permanent differences for stock-based compensation and the impact of state income taxes and foreign tax rate differences.

5.	Net (Loss) Income per Share

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders under the two-class method during the period presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders – Basic and diluted	$(6,800)	$1,535	$(14,955)	$(1,674)
Denominator:
Weighted average shares used in computing net (loss) income per share attributable to common stockholders - Basic	24,794,171	22,798,048	24,214,124	13,646,814
Effect of dilutive stock option	—	2,840,161	—	—
Effect of dilutive RSU and RSA	—	311,314	—	—
Effect of dilutive ESPP and warrant	—	122,005	—	—

Weighted average shares used in computing net (loss) income per share attributable to common stockholders - Diluted	24,794,171	26,071,528	24,214,124	13,646,814

Net (loss) income per share attributable to common stockholders:
Basic	$(0.27)	$0.07	$(0.62)	$(0.12)

Diluted	$(0.27)	$0.06	$(0.62)	$(0.12)

6.	Geographic Information

The Company has one operating segment with one business activity—developing and monetizing revenue management solutions.

Revenues from External Customers

Revenues from customers outside of the United States were 9%, 14%, 10% and 11% of total revenues for the three months ended June 30, 2014 and 2013 and the nine months ended June 30, 2014 and 2013, respectively.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region:

	As of June 30, 2014	As of September 30 2013
	(in thousands)
United States	$5,630	$6,811
Other	1,171	1,060

Total property and equipment, net	$6,801	$7,871

7.	Restructuring

On September 30, 2013, the Company commenced a plan to align its workforce with the Company’s strategic initiatives. This restructuring plan was completed by December 31, 2013 and resulted in a reduction in the size of the company’s workforce, primarily in professional services. The Company recorded a true-up credit of $43,000 during the three months ended June 30, 2014 and a net expense of $26,000 during the nine-months ended June 30, 2014 primarily related to employee separation packages, which included severance pay, benefits continuation and outplacement costs, fully paid through June 30, 2014.

A roll-forward of the restructuring activity is summarized below:

	Three Months Ended June 30, 2014	Nine Months Ended June 30, 2014
	(in thousands)
Opening balance	$45	$1,182
Amounts accrued (released)	(43)	26
Cash payments	(2)	(1,208)

Balance of accrual	$—	$—

8.	Convertible Preferred Stock Warrant

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

Nine Months Ended June 30, 2013
Risk-free interest rate	0.92%
Dividend yield	—
Volatility	45%
Expected term (in years)	5.92

The change in the fair value of the convertible preferred stock warrant liability is summarized below:

Nine Months Ended June 30, 2013
(in thousands)
Opening balance	$748
Increase in fair value	671
Reclassification of warrant to additional paid-in capital	(1,419)

Closing balance	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended June 30, 2014 and 2013, our revenues were $19.3 million and $27.2 million, respectively, representing a year-over-year decline of approximately 29%, primarily due to sales execution challenges, our lengthy sales cycles and our continued dependence on a relatively small number of customers for a significant portion of our total revenues. We have made progress in improving our sales execution over recent fiscal quarters and we believe that revenue for the three months ended June 30, 2014 marks the low point of our estimated revenue for our fiscal year 2014 and that we will continue to improve into fiscal year 2015.

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

Our four-quarter revenues from existing customers for the periods presented were as follows:

	Four Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
	(unaudited)
	(in thousands)
Four-quarter revenues	$82,956	$85,856	$91,961	$91,974	$89,097	$84,657

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

We understand that, although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results of operations as reported under the U.S. GAAP. These limitations include:

•	Adjusted EBITDA does not include the effect of the LeapFrogRx compensation charges, which are a cash expense;

•	Adjusted EBITDA does not reflect stock-based compensation expense;

•	Depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; Adjusted EBITDA does not reflect any cash requirements for these replacements;

•	Adjusted EBITDA does not reflect restructuring expense;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following tables provide a reconciliation of Adjusted EBITDA to net loss (income):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net (loss) income	$(6,800)	$1,535	$(14,955)	$(1,674)
Adjustments:
Stock-based compensation	2,662	1,807	7,450	3,306
Depreciation and amortization	912	559	2,791	1,661
LeapFrogRx Compensation charges	80	200	381	614
Restructuring	(43)	—	26	—
Interest (income) expense, net	(3)	85	(10)	326
Other expenses, net	24	(48)	111	664
Provision for income taxes	96	81	261	230

Adjusted EBITDA	$(3,072)	$4,219	$(3,945)	$5,127

Adjusted EBITDA was $(3.1) million, $4.2 million, $(3.9) million and $5.1 million for the three months ended June 30, 2014 and 2013 and nine months ended June 30, 2014 and 2013, respectively. As compared to the corresponding periods of fiscal year 2013, our Adjusted EBITDA for the three and nine months ended June 30, 2014 decreased primarily due to decreases in total revenues as a result of the sales execution challenges discussed previously.

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

SaaS and Maintenance

Cost of SaaS and maintenance revenues includes those costs related to the implementation of our cloud-based solutions, maintenance and support and application support for our on-premise solutions and training. Cost of SaaS and maintenance revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation, LeapFrogRx compensation charges and overhead allocation as well as reimbursable expenses, third- party contractors and data center-related expenses. We believe that cost of SaaS and maintenance revenues will continue to increase in absolute dollars as we continue to focus on building infrastructure for our cloud-based solutions and partly due to the amortization of $5.1 million of capitalized software development costs over the estimated economic useful life of three years.

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

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel-related costs including salary, bonus, commissions, stock-based compensation, and overhead allocation as well as third-party contractors, travel-related expenses and marketing programs. For fiscal year 2014, we recognize sales commission expense upon booking the contract, while we recognize revenue over the period the services are provided. For the remainder of fiscal year 2014, we expect our sales and marketing expenses to increase in absolute dollars as we increase the number of our sales and marketing employees to grow in our business.

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

LeapFrogRx Compensation Charges

In January 2012, we acquired certain assets and liabilities of LeapFrogRx for initial cash consideration of $3.0 million as well as potential additional payments to former LeapFrogRx stockholders totaling up to $8.3 million, which are expected to be incurred through January 2015. These additional payments are, among other things, subject to future continued employment and are therefore considered compensatory in nature and are being recognized as compensation expense (LeapFrogRx compensation charges) over the term of each component. As of June 30, 2014, we have expensed an aggregate of $6.1 million of LeapFrogRx compensation charges.

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2014	2014	2013
	(in thousands)
Revenues:
License and implementation	$8,073	$16,419	$27,449	$43,362
SaaS and maintenance	11,196	10,828	34,029	30,785

Total revenues	19,269	27,247	61,478	74,147

Cost of Revenues:
License and implementation(1)	3,812	7,527	12,955	19,887
SaaS and maintenance(1)	5,302	4,865	15,917	14,169

Total cost of revenues	9,114	12,392	28,872	34,056

Gross profit	10,155	14,855	32,606	40,091
Operating Expenses:
Research and development(1)	4,814	4,063	14,362	12,665
Sales and marketing(1)	6,664	5,256	18,293	16,362
General and administrative(1)	5,403	3,883	14,518	11,518
Restructuring	(43)	—	26	—

Total operating expenses	16,838	13,202	47,199	40,545

(Loss) income from operations	(6,683)	1,653	(14,593)	(454)
Interest (income) expense, net	(3)	85	(10)	326
Other expenses, net	24	(48)	111	664

(Loss) income before income taxes	(6,704)	1,616	(14,694)	(1,444)
Provision for income taxes	96	81	261	230

Net (loss) income	$(6,800)	$1,535	$(14,955)	$(1,674)

(1)	Includes stock-based compensation as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Cost of services:
License and implementation	$206	$240	$752	$370
SaaS and maintenance	167	215	576	403
Research and development	310	305	972	457
Sales and marketing	721	686	1,931	1,399
General and administrative	1,258	361	3,219	677

Total stock-based compensation expenses	$2,662	$1,807	$7,450	$3,306

Comparison of the Three Months Ended June 30, 2014 and 2013

Revenues

	Three Months Ended June 30,
	2014		2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and implementation	$8,073	42%	$16,419	60%	$(8,346)	(51)%
SaaS and maintenance	11,196	58	10,828	40	368	3

Total revenues	$19,269	100%	$27,247	100%	$(7,978)	(29)%

License and Implementation

License and implementation revenues decreased by $8.3 million, or 51%, to $8.1 million for the three months ended June 30, 2014 from $16.4 million for the three months ended June 30, 2013. Our revenues from existing customers were $6.6 million for the three months ended June 30, 2014 and $13.2 million for the three months ended June 30, 2013. This decrease was primarily due to a reduction in sales volume, which was primarily due to sales execution challenges, our lengthy sales cycles and our continued dependence on a relatively small number of customers for a significant portion of our total revenues.

SaaS and Maintenance

SaaS and maintenance revenues increased by $0.4 million, or 3%, to $11.2 million for the three months ended June 30, 2014 from $10.8 million for the three months ended June 30, 2013. The increase in SaaS and maintenance revenues was primarily driven by an increase in maintenance and support and application support revenues of $0.6 million due to an increase in the number of service contracts, partially offset by a net decrease of $0.2 million in other SaaS and related implementation revenues.

Cost of Revenues

	Three Months Ended June 30,
	2014		2013		Change
	Amount	% of Revenues	Amount	% of Revenues	($)	(%)
	(in thousands, except percentages)
Cost of Revenues:
License and implementation	$3,812	47%	$7,527	46%	$(3,715)	(49)%
SaaS and maintenance	5,302	47	4,865	45	437	9

Total cost of revenues	$9,114	47%	$12,392	45%	$(3,278)	(26)%

Gross profit
License and implementation	4,261	53	8,892	54	(4,631)	(52)
SaaS and maintenance	5,894	53	5,963	55	(69)	(1)

Total gross profit	$10,155	53%	$14,855	55%	$(4,700)	(32)%

License and Implementation

Cost of license and implementation revenues decreased by approximately 3.7 million, or 49%, to $3.8 million during the three months ended June 30, 2014 from $7.5 million for the three months ended June 30, 2013. This decrease was mainly due to the corresponding decrease in license and implementation revenue. As a percentage of license and implementation revenue, cost of license and implementation revenues increased slightly from 46% to 47% during the three months ended June 30, 2014. Cost of license and implementation revenues decreased for the three months ended June 30, 2014, as compared with the corresponding period in fiscal 2013, primarily due to a $2.5 million reduction in headcount-related expenses resulting largely from efficiencies related to our workforce reduction plan announced in September 2013 and a $1.2 million decline in third-party consulting contractor costs.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased $0.4 million, or 9%, to $5.3 million during the three months ended June 30, 2014 from $4.9 million for the three months ended June 30, 2013. As a percentage of SaaS and maintenance revenue, cost of SaaS and maintenance revenues increased from 45% in the three months ended June 30, 2013 to 47% in the third quarter of fiscal year 2014 primarily due to $0.4 million of amortization recorded on internally developed software that became generally available to our customers as of the beginning of fiscal year 2014.

Operating Expenses

	Three Months Ended June 30,
	2014		2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	($)	(%)
	(in thousands, except percentages)
Operating Expenses:
Research and development	$4,814	25%	$4,063	15%	$751	18%
Sales and marketing	6,664	35	5,256	19	1,408	27
General and administrative	5,403	28	3,883	14	1,520	39
Restructuring	(43)	—	—	—	(43)	—

Total operating expenses	$16,838	87%	$13,202	48%	$3,636	28%

Research and Development

Research and development expenses increased by $0.8 million, or 18%, to $4.8 million during the three months ended June 30, 2014 as compared to $4.1 million for the three months ended June 30, 2013 primarily due to an increase in employee-related costs as in fiscal year 2013, we were capitalizing costs incurred in connection with the development of internally-developed software. We believe that continued investment in our technology is important to our future growth, and as a result, we expect research and development expenses to increase in absolute dollars in the remainder of fiscal year 2014.

Sales and Marketing

Sales and marketing expenses increased by $1.4 million, or 27%, to $6.7 million during the three months ended June 30, 2014 as compared to $5.3 million for the three months ended June 30, 2013. This increase was primarily due to $1.0 million in higher employee-related costs as a result of hiring senior sales executives and a $0.3 million in seminar and event expenses. We expect sales and marketing expenses to increase in absolute dollars in the remainder of fiscal year 2014 as we continue to expand our direct sales teams and increase our marketing activities.

General and Administrative

General and administrative expenses increased by $1.5 million, or 39%, to $5.4 million during the three months ended June 30, 2014 as compared to $3.9 million for the three months ended June 30, 2013. The increase was due primarily to higher employee-related costs of $1.3 million, mainly associated with stock-based compensation expense of $0.9 million. We expect to continue to incur general and administrative expenses related to being a public company, including higher legal, insurance and accounting expenses.

Restructuring

On September 30, 2013, we commenced a plan to align our workforce with our strategic initiatives. This plan was completed by December 31, 2013 and resulted in a reduction in the size of our workforce, primarily in professional services. We intend to hire employees primarily in research and development and sales and marketing to continue to support our strategic initiatives in the future. During the three months ended June 30, 2014, we recorded a $43,000 true-up credit. There was no corresponding charge in the three months ended June 30, 2013.

Interest and Other Expenses, Net

	Three Months Ended June 30,
	2014		2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	($)	(%)
	(in thousands, except percentages)
Interest (income) expense, net	$(3)	—%	$85	—%	$(88)	(104)%
Other expenses, net	24	—	(48)	—	72	(150)

Interest (income) expenses, net primarily relates to financing costs related to our term loan and capital leases and interest earned on cash and cash equivalents and short term investments. The decrease in interest expense in the three months ended June 30, 2014 was primarily due to the repayment in full of our term loan in May 2013.

Other expenses, net increased primarily due to currency fluctuation losses recorded in the current quarter as against a gain recorded in the three months ended June 30, 2013.

Provision for Income Taxes

	Three Months Ended June 30,
	2014		2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$96	—%	$81	—%	$15	19%

Provision for income taxes is primarily related to the state minimum tax and foreign tax on our profitable foreign operations. The change in income tax provision is primarily due to the change in income related to our foreign operations.

Comparison of the Nine months Ended June 30, 2014 and 2013

Revenues

	Nine Months Ended June 30,
	2014		2013		Change
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and implementation	$27,449	45%	$43,362	58%	$(15,913)	(37)%
SaaS and maintenance	34,029	55	30,785	42	3,244	11%

Total revenues	$61,478	100%	$74,147	100%	$(12,669)	(17)%

License and Implementation

License and implementation revenues decreased by $15.9 million, or 37%, to $27.4 million for the nine months ended June 30, 2014 from $43.4 million for the nine months ended June 30, 2013. Our revenues from existing customers were $22.2 million for the nine months ended June 30, 2014 and $36.8 million for the nine months ended June 30, 2013. This decrease was primarily due to a reduction in sales volume, primarily due to sales execution challenges, our lengthy sales cycles and our continued dependence on a relatively small number of customers for a significant portion of our total revenues.

SaaS and Maintenance

SaaS and maintenance revenues increased by $3.2 million, or 11%, to $34.0 million for the nine months ended June 30, 2014 from $30.8 million for the nine months ended June 30, 2013. The increase in SaaS and maintenance revenues was primarily driven by an increase of $2.8 million in application support revenues primarily due to an increase in the number of service contracts, and a $0.4 million net increase in other SaaS and related implementation revenues.

Cost of Revenues

	Nine Months Ended June 30,
	2014		2013		Change
	Amount	% of Revenues	Amount	% of Revenues	($ )	(%)
	(in thousands , except percentages)
Cost of Revenues:
License and implementation	$12,955	47%	$19,887	46%	$(6,932)	(35)%
SaaS and maintenance	15,917	47	14,169	46	1,748	12%

Total cost of revenues	$28,872	47%	$34,056	46%	$(5,184)	(15)%

Gross profit
License and implementation	$14,494	53%	$23,475	54%	$(8,981)	(38)%
SaaS and maintenance	18,112	53	16,616	54	1,496	9

Total gross profit	$32,606	53%	$40,091	54%	$(7,485)	(19)%

License and Implementation

Cost of license and implementation revenues decreased by approximately $6.9 million, or 35%, to $13.0 million during the nine months ended June 30, 2014 from $19.9 million for the nine months ended June 30, 2013. As a percentage of revenue, cost of license and implementation revenues increased slightly from 46% to 47% during the nine months ended June 30, 2014. Cost of license and implementation revenues decreased for the nine months of fiscal 2014, as compared with the corresponding period in fiscal 2013, primarily due to a $4.5 million reduction in headcount-related expenses resulting largely from efficiencies related to our workforce reduction plan announced in September 2013 and a $2.4 million decline in third-party consulting contractor costs.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased $1.7 million, or 12%, to $15.9 million during the nine months ended June 30, 2014 from $14.2 million for the nine months ended June 30, 2013. This increase was associated with the increase in SaaS and maintenance revenue during the nine months ended June 30, 2014. As a percentage of revenue, cost of SaaS and maintenance revenues increased slightly from 46% during the nine months ended June 30, 2013 to 47% during the nine months ended June 30, 2014. The increase in the cost of SaaS and maintenance revenue in absolute dollars was primarily due to $1.3 million of amortization recorded on internally developed software that became generally available to our customers as of the beginning of fiscal year 2014, and a net increase of $0.4 million in personnel and consultants costs.

Operating Expenses

	Nine Months Ended June 30,
	2014		2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	($)	(%)
	(in thousands , except percentages )
Operating Expenses:
Research and development	$14,362	23%	$12,665	17%	$1,697	13%
Sales and marketing	18,293	30	16,362	22	1,931	12
General and administrative	14,518	24	11,518	16	3,000	26
Restructuring	26	—	—	—	26	—

Total operating expenses	$47,199	77%	$40,545	55%	$6,654	16%

Research and Development

Research and development expenses increased by $1.7 million, or 13%, to $14.4 million during the nine months ended June 30, 2014 as compared to $12.7 million for the nine months ended June 30, 2013. The increase was due primarily to higher employee-related costs of $2.1 million partially offset by reductions in consulting expenses and travel costs of $0.2 million each. The increase in higher employee-related costs includes salary and benefits of $1.6 million due to increased personnel costs and stock-based compensation of $0.5 million.

Sales and Marketing

Sales and marketing expenses increased by $1.9 million, or 12%, to $18.3 million during the nine months ended June 30, 2014 as compared to $16.4 million for the nine months ended June 30. The increase was due primarily to higher employee-related costs of $1.5 million and marketing costs associated with the sales expansion efforts of $0.3 million. The increase in higher employee-related costs includes salary and benefits of $1.0 million due to increased personnel costs and stock-based compensation of $0.5 million.

General and Administrative

General and administrative expenses increased by $3.0 million, or 26%, to $14.5 million during the nine months ended June 30, 2014 as compared to $11.5 million for the nine months ended June 30, 2013. The increase was due primarily to higher employee-related costs of $3.1 million, partially offset by a reduction in other operating expenses. The increase in employee-related costs includes salary and benefits of $0.6 million in increased personnel costs and stock-based compensation of $2.5 million mainly due to new performance-based restricted stock units and other stock awards.

Restructuring

During the nine months ended June 30, 2014, we recorded a net workforce reduction restructuring charges of $26,000 primarily related to employee separation packages, which included severance pay, benefits continuation and outplacement costs, fully paid through June 30, 2014. There was no corresponding charge in the nine months ended June 30, 2013.

Interest and Other Expenses, Net

	Nine Months Ended June 30,
	2014		2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	($)	(%)
	(in thousands, except percentages)
Interest (income) expense, net	$(10)	—%	$326	—%	$(336)	(103)%
Other expenses, net	111	—	664	1	(553)	(83)

Interest (income) expenses, net primarily relates to financing costs related to our term loan and capital leases and interest earned on cash and cash equivalents and short term investments. The decrease in expense was primarily due to the repayment in full of our term loan in May 2013.

Other expenses, net decreased primarily due to the decrease in expense associated with a convertible preferred stock warrant that converted into a common stock warrant during the nine months ended June 30, 2013.

Provision for Income Taxes

	Nine Months Ended June 30,
	2014		2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$261	—%	$230	—%	$31	13%

Provision for income taxes is primarily related to the state minimum tax and foreign tax on our profitable foreign operations. The change in income tax provision is primarily due to the change in income related to our foreign operations.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $103.2 million. Since inception, we have financed our operations primarily through proceeds from the issuance of capital stock and, since 2006 through cash flows from operations. In addition, in March 2013, upon the closing of our IPO, we received aggregate net proceeds of $101.1 million, net of underwriting discounts and commissions. We expended $3.5 million and $0.7 million cash flows in operating activities in the nine months ended June 30, 2014 and 2013, respectively.

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

	Nine months Ended June 30,
	2014	2013
	(in thousands)
Cash flows used in operating activities	$(3.452)	$(684)
Cash flows used in investing activities	(1,503)	(3,572)
Cash flows provided by financing activities	4,751	93,620

Cash Flows from Operating Activities

Net cash used in operating activities was $3.5 million for the nine months ended June 30, 2014, compared to $0.7 million for the nine months ended June 30, 2013. Net cash used in operating activities for the nine months ended June 30, 2014 was primarily the result of our net loss of $15.0 million, partially offset by $1.2 million increase in net cash provided by operating assets and liabilities and by $10.3 million of non-cash adjustments comprised of $7.5 million in stock-based compensation and $2.8 million in depreciation and amortization. The net cash increase provided by operating assets and liabilities consists of a $6.1 million increase in deferred revenue associated with arrangements for which revenues were initially deferred at the outset of the arrangements, a $0.3 million increase in deferred cost of implementation services and a decrease of $0.1 million in prepaid expenses and other assets. These were partially offset by an increase of $1.8 million in accounts receivables, primarily reflective of billings in excess of collections, and decreases of $2.3 million in accrued employee compensation primarily reflecting the purchases made under the ESPP, payment of bonus and LeapFrogRx compensation charges and accrued restructuring charges, and $0.9 million in other accrued and long-term liabilities mainly in relation to cash payments made for operating expenses. Net cash used in operating activities for the nine months ended June 30, 2013 was primarily the result of our net loss of $1.7 million and a net decrease in assets and liabilities of $4.8 million partially offset by non-cash items of $5.9 million. The significant components of the assets and liabilities changes included an increase in accounts receivable of $7.8 million, an increase in prepaid expenses and other assets of $1.9 million and a decrease in deferred revenue of $1.4 million, partially offset by an increase in accounts payable, accrued employee compensation and other accrued and long-term liabilities of $5.9 million and an increase in deferred cost of implementation services of $0.3 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.5 million for the nine months ended June 30, 2014, compared to $3.6 million for the nine months ended June 30, 2013. Net cash used in investing activities for the nine months ended June 30, 2014 was primarily due to the purchase of property and equipment of $1.5 million. Net cash used in investing activities for the nine months ended June 30, 2013 was primarily due to capitalized software development costs of $2.7 million and the purchase of property and equipment of $0.8 million

Cash Flows from Financing Activities

Net cash provided by financing activities was $4.8 million for the nine months ended June 30, 2014, compared to net cash of $93.6 million provided for the nine months ended June 30, 2013. Net cash provided by financing activities for the nine months ended June 30, 2014 primarily consisted of $5.0 million from exercises of stock options and purchases made under the ESPP, partially offset by $0.3 million of payments made under the capital lease obligations. Net cash provided by financing activities for the nine months ended June 30, 2013 primarily consisted of IPO proceeds of $101.1 million, net of underwriting discounts, and $0.8 million from exercises of stock options, partially offset by $2.6 million in initial public offering costs and $5.7 million related to the repayment of our term loan and capital lease obligations.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred net losses of $15.0 million and $1.7 million for the nine months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we had an accumulated deficit of $77.1 million. We expect that our expenses will increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, for example, our new configure, price and quote solution, enhancing existing solutions, extending into the mid-market, continuing to penetrate the technology industry and pursuing selective acquisitions. Increased operating expenses related to personnel costs such as salary, bonus, commissions, stock-based compensation and overhead allocation as well as third-party contractors, travel-related expenses and marketing programs, will also increase our expenses in future periods. In the near-term, we do not expect that our revenues will be sufficient to offset these expected increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. You should not consider our historical growth rates in revenues as indicative of our future performance, and we cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

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

The implementation and testing of our solutions may range from a few months and up to three years, and unexpected implementation delays and difficulties can occur. Implementing our solutions typically involves integration with our customers’ systems, as well as adding their data to our system. This can be complex, time-consuming and expensive for our customers and can result in delays in the implementation and deployment of our solutions. The lengthy and variable implementation cycle may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from period to period.

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

Our total revenues are largely dependent on the sale of software licenses and the related implementation services we provide. For example, our license and implementation revenues constituted approximately 45%, 58% and 58% of our total revenues for the nine months ended June 30, 2014 and 2013 and for the fiscal year ended September 30, 2013, respectively. Customers purchasing software licenses for our solutions generally make large orders and the revenues related to these sales are recognized over the subsequent implementation period, which typically ranges from a few months to three years. The continued growth of our revenues is dependent in part on our ability to expand the use of our solutions by existing customers and attract new customers. Likewise, it is also important that customers using our on-premise solutions renew their maintenance agreements and that customers using our cloud-based solutions renew their subscription agreements with us. Our customers have no obligation to renew their maintenance or subscription agreements after the expiration of the initial term, and we cannot assure you that they will do so. We have had in the past and may in the future have disputes with customers regarding our solutions, which may impact such customers’ decisions to continue to use our solutions and pay for maintenance and support in the future.

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

We recognize a substantial portion of our revenues from the sale of software licenses for our on-premise solutions and related implementation services over the period during which such services are performed using the percentage-of-completion method. For example, revenues from sales of our software licenses and related implementation services accounted for 45% our total revenues during the nine months ended June 30, 2014. We estimate the length of this period based on a number of factors, including the number of licensed applications and the scope and complexity of the customer’s deployment requirements. Under the percentage-of-completion method, the revenues we recognize during a reporting period are based on the resources expended during the reporting period as compared to the estimated total resources required to implement our solutions. If we are unable to reasonably estimate the overall total personnel resources required to implement our solutions, the timing of our revenues could be materially and adversely affected. In addition, changes in customer requirements or scope of the engagement could impact the timing of our revenue recognition. Any change in the timing of revenue recognition could adversely impact our quarterly or annual operating results.

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

We have experienced and may continue to experience growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. Although we have recently undergone an initiative to re-align our workforce, we anticipate that our headcount will not decrease materially in the near term. As we grow, we must effectively integrate, develop and motivate a significant number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations. We moved to a new headquarters location upon the expiration in July 2014 of our lease for our prior headquarters. If the transition to the new headquarters does not occur smoothly, we may experience interruptions to our business and operations. Failure to effectively manage organizational changes, including our recent hiring of a new Chief Financial Officer and a new Chief Marketing Officer as well as integrating and training new sales and marketing personnel, could result in difficulties in executing on our business plan, implementing customer requests, declines in quality or customer satisfaction, increases in costs and difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

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

Our success depends on the expertise and continued services of our executive officers, particularly our Chief Executive Officer. We have in the past and may in the future continue to experience changes in our executive management team resulting from the hiring or departure of executives, which may be disruptive to our business. For example, we recently hired a new Chief Financial Officer and a new Chief Marketing Officer, who are tasked with implementing initiatives to expand and enhance our operating and marketing strategy, respectively. The impact of hiring new executives and implementing these initiatives may not be immediately realized. We are also substantially dependent on the continued service of our existing development and services personnel because of their familiarity with the inherent complexities of our solutions.

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

We have significant international operations, including in emerging markets such as India, and we are continuing to expand our international operations as part of our growth strategy. As of September 30, 2013, approximately 42% of our employees were located in India, where we conduct a portion of our research and development activities, implementation services and support services. Our current international operations and our plans to expand our international operations have placed, and will continue to place, a strain on our employees, management systems and other resources.

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

As of June 30, 2014, our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially owned approximately 53% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated bases of stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

10.1	Sublease Agreement by and among Model N, Inc., Openwave Mobility, Inc. and Openwave Messaging Inc., dated May 12, 2014.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema Document

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase Document

*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2014

MODEL N INC.

By:	/s/ Mark Tisdel
Mark Tisdel
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number

10.1	Sublease Agreement by and among Model N, Inc., Openwave Mobility, Inc. and Openwave Messaging Inc., dated May 12, 2014.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema Document

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase Document

*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.