Form 10-K
period 2014-09-30
MODEL N, INC.
filed 2014-11-19
CIK 1118417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $10.11 per share of the registrant’s common stock as reported by the New York Stock Exchange, was approximately $163 million. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of November 11, 2014 was 25,111,617 shares.

Documents Incorporated by Reference

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2015. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended September 30, 2014.

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (Securities Act) and the Securities Exchange Act of 1934 (Exchange Act). All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “goal,” “plan,” “intend,” “expect,” “seek”, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Part I, Item 1A. Risk Factors,” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Overview

Model N is the leader in Revenue Management cloud solutions. We help our customers maximize their revenues by maximizing sell time, revenues per opportunity and number of opportunities. Our cloud solutions manage every dollar that impacts the customer’s top line and transforms the revenue lifecycle from a series of disjointed operations into a strategic end-to-end process. With deep industry expertise, Model N supports the unique business needs of life science and technology companies across more than 100 countries. A representative list of our customers based on our total revenues for the fiscal year ended September 30, 2014 includes our life science customers Actavis, Allergan, Amgen, Boston Scientific, Bristol-Meyers Squibb, Boehringer Ingelheim, Hospira, Johnson & Johnson and Merck, and our technology customers Cambridge Silicon Radio, Maxim, Microsoft Mobile, ST Micro and VMware.

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

Our domain expertise in revenue management solutions for the life science and technology industries has enabled us to develop applications designed to meet the unique, strategic needs of these industries, such as managed care and government pricing for life science companies and channel incentives based on design wins for technology companies.

Our portfolio includes several complementary software applications:

•	Revenue Management Enterprise—a broad set of transactional applications that serve as a system of record for, and automate the execution of, revenue management processes such as pricing, contracting, compliance, incentive and rebate management. This suite includes our Price Management, Deal Management, Contract Management, Incentive and Rebate Management and Regulatory Compliance Management applications, which can be purchased together as a suite or as separate stand-alone applications.

•	Revenue Management Intelligence—a broad set of intelligence applications that provide the analytical tools insights to define and optimize revenue management strategies. This suite includes our Price Analytics, Brand Analytics, Channel Analytics, Managed Markets Analytics and Global Pricing Market Analytics, which can be purchased together as a suite or as separate stand-alone applications.

•	Revvy—a broad set of multi-tenant cloud applications natively built on the Salesforce1 Platform from salesforce.com. Revvy provides customers with predictable pricing, elastic infrastructures, and ease of implementation. Our partnership with salesforce.com presents us with an opportunity to combine customer relationship management (CRM) with Revenue Management and to deliver vertical-specific applications built on the Salesforce1 Platform for the pharmaceutical, manufacturing, medical devices, and semiconductor and component manufacturing industries.

These applications can be configured to meet the specific needs of our customers, and enables them to maximize:

•	revenue by developing more effective pricing and contracting strategies using internal data and third-party market data;

•	selling time

•	for both their direct sales force and indirect channels;

•	by responding rapidly to quote and proposal requests;

•	by processing high volumes of rebates and incentives quickly and accurately; and

•	revenue per opportunity by monitoring contract performance and compliance;

Our customer deployments range from individual applications to our complete suites. Our on premise implementations are typically purchased through perpetual licenses and related implementation services and usually include ongoing maintenance support and application support. We recognize revenues from the sale of our perpetual licenses and related implementation services on a percentage-of-completion basis over the expected implementation period. Our cloud-based solutions are purchased through a subscription to our solutions and related implementation services. We recognize revenues from the subscription and related implementation services ratably beginning the day the customer is provided access to the subscription service through the longer of the initial contractual period or term of the customer relationship. In fiscal year 2014, we took several steps to transform our business model in order to increase the percentage of our business coming from Software as a Service (SaaS) and maintenance revenues. We believe we have an opportunity to accelerate the shift in our business model to recurring revenues, as SaaS is gaining wide acceptance as a delivery model, particularly in the technology sector and mid-market life science companies. We have started marketing and selling some of our products and services (such as Revvy) only as a SaaS offering.

Overview of the Life Science and Technology Industries

The life science and technology industries are large and highly fragmented and market their products to a global customer base through diverse channels. Significant costs are required to launch a drug to the market; regulatory pressures, consolidation, and other factors are driving significant focus on revenue management.

Management of the revenue lifecycle is becoming a strategic imperative and source of competitive advantage for life science and technology companies as they address increasingly globalized markets, sophisticated buyers, complex channels and expanding volumes of data from internal and market sources.

Several trends specific to the life science and technology industries further complicate revenue management.

Life Science:

•	emergence of large group purchasing, managed care organizations and integrated healthcare delivery networks, which drive increased pricing pressure, contract volume and complexity;

•	increased customer and channel incentives and rebates resulting in the increased risk of extending unearned discounts and the overpayment of rebates;

•	shift of purchasing influence from physicians to economic buyers, which makes the price and the commercial terms key decision making factors;

•	increased spending on healthcare by governments instead of commercial entities, which add further regulatory oversight to transactions; and

•	increased scope of government mandates, frequency of regulatory reporting and audits, and fines, all of which increase administrative burden and monitoring costs.

Technology:

•	shortened product lifecycles, which drive rapid pricing changes and require quick responses to quotes and competitive bidding;

•	increased number of core technology products sold into different end markets with segment-specific pricing;

•	cyclicality and rising R&D costs are contributing to a focus on maximizing sell time, margins and revenues;

•	increased complexity of multi-tiered global distribution channels, which intensify channel conflict and price erosion;

•	changing financial reporting requirements due to channel complexity; and

•	increased use of off-invoice discounting to offset upfront discounts and mask end-customer pricing, which results in a lack of price transparency that can erode gross margins.

Challenges to Effective Revenue Management

Traditionally, many life science and technology companies have addressed revenue management through a patchwork of manual processes and inflexible and costly custom systems. The current state of revenue management systems impedes the ability of companies to respond to rapidly changing market conditions, which prevents them from maximizing revenue and increases their revenue compliance risk. Critical challenges include:

•	Incomplete and unreliable information for key strategic decisions. The legacy manual processes and systems used to manage the revenue lifecycle creates silos of data, which cause companies to make strategic marketing, pricing and resource allocation decisions that are often based on incomplete or inaccurate information. As a result, revenue strategies can be suboptimal, budgets may be misallocated and sales and marketing efforts can fail to positively impact revenues.

•	Revenue leakage due to inadequate contract management and enforcement. Customer-tailored contracts with complex pricing and commercial terms are common in both the life science and technology industries. When the commercial terms of these contracts are not automated and monitored systematically, deviations from contract pricing can occur, volume commitments can be missed, unearned discounts may be given and revenue can be lost.

•	Revenue leakage due to overpayment of incentives. Life science and technology companies process massive volumes of rebates and incentives. A lack of centralized, automated and enforceable processes can result in overpayment of incentives. Revenue leakage is also driven by inconsistent global pricing, poor price concession controls, and unmet contractual volume commitments.

•	Ineffective pricing across geographies and complex channels. Sophisticated buyers deploy global procurement strategies to discover and exploit regional and channel differences in pricing and contracting. The inability to enforce a single price for a specific sales opportunity across regions and channels can result in channel conflicts, which result in price and revenue erosion.

•	Inaccurate financial reporting. Complex contracts and distribution channels have made it more difficult to obtain and process financial information, which can result in inaccurate financial reporting. For example, technology companies face significant complexity in financial reporting and revenue recognition at the point of sale in their distribution channels. Life science companies have significant challenges correctly accruing their massive rebate and incentive claim volumes.

•	Difficulty complying with complicated government regulations. Satisfying the regulatory requirements of numerous federal and state programs is increasingly complex for life science companies. For example, government-driven programs require complex monitoring and reporting to compute and pay mandated rebates and fees under numerous federal and state programs. Government audits can expose ineffective management of these regulatory requirements and can result in penalties or program ineligibility.

Our Solutions

Our customers use our solutions to achieve significant returns on investment, improve gross margins and address vital business objectives by:

•	Driving optimal pricing and contracting strategies. Our customers use our solutions to develop, deploy, monitor and drive optimal pricing and contracting strategies. Our solutions consolidate information across the revenue lifecycle and provide visibility into historical volume, price and contract performance trends. Our pricing analytics enable our customers to identify untapped revenue opportunities across customers or products and make better pricing and contracting decisions.

•	Realizing greater value from contracts. Our solutions enable customers to codify and automate complex pricing, incentives and financial and fulfillment terms that previously resided mainly on paper contracts. Our customers are able to maximize the value of contracts and realize additional revenue by tracking their customers’ performance and enforcing contract terms. Our solutions automatically price orders in real-time and enforce contract pricing and commercial terms. Our solutions also enable customers to track and execute other revenue-enhancing financial terms, such as negotiated price increases.

•	Maximizing revenue by standardizing and enforcing pricing and discounting policies. Our solutions allow customers to standardize pricing policies that can be automatically enforced across the enterprise and the channels to restrict unauthorized sales practices and discounting by sales personnel. By raising the visibility of, requiring authorization of, and enabling rapid resolution of, non-standard pricing, our customers can use our solutions to reduce unauthorized discounting. Through our channel solutions, our customers can gain visibility into and enforce channel pricing, and reduce price erosion caused by different price quotes for the same end customer.

•	Executing and optimizing channel incentives. Our solutions enable customers to manage the entire incentive lifecycle, from contracting to recognition and payment. Accurate management allows our customers to eliminate unearned discounts and overpayment of incentives. Our solutions also provide our customers with greater cross channel visibility to manage the effectiveness of their channel incentive programs. With this insight, our customers can better utilize their channel incentives to positively influence channel behavior and thus increase revenue.

•	Achieving accurate financial reporting. With our solutions, customers can manage all aspects of the contract-to-payment process related to calculating, monitoring, processing and triggering payments to end customers and channel intermediaries. For example, by automating all rebates, these liabilities can be accurately accrued, enabling our customers to consistently record accruals in compliance with financial accounting requirements, while ensuring customers and channels are credited on a timely basis.

•	Automating government regulatory compliance to reduce revenue risk. Our solutions enable customers to systematically comply with government regulations, policies, procedures, and pricing and reporting requirements. Further, by automating and integrating contract terms, incentives and pricing into mandated price and payment calculations, our life science customers are better able to manage compliance with the terms of critical government programs that provide significant sources of revenue.

Our Competitive Strengths

We believe our key competitive strengths include:

•	Comprehensive approach to revenue management. Our solutions address the end-to-end revenue management lifecycle. Our integrated, end-to-end application suites enable our customers to transform their revenue management processes from disjointed tactical operations into a cohesive, strategic, end-to-end process. Providing suites of both intelligence and transactional applications is an advantage that enables us to address both decision making and process automation.

•	Deep domain knowledge. Our expertise in the revenue management needs of life science and technology companies enables us to develop solutions that address the unique demands of these industries. By incorporating best practices into our industry-specific solutions, implementation methodologies and support programs, our customers can experience significantly accelerated time to value. Our team possesses the deep industry expertise in life science and technology to enable our customers to maximize and accelerate the transformational benefits of our solutions.

•	Strong installed customer base. We have established a reputation for delivering revenue management solutions to leading life science and technology customers. Our close customer relationships provide us with insight into how these companies use our solutions and help us to maintain a competitive advantage by anticipating their future requirements. We also believe that the use of our products by respected industry leaders also increases the value of our brand in these industries.

•	Flexible delivery options. Our modern, web-based platform supports both on premise and cloud deployments. By offering both delivery options, we are able to reach a larger group of customers, address their unique needs and deliver cost and operational benefits.

•	Talented team focused on customer success. We employ experts from the life science and technology industries in key customer-facing and development roles. Additionally, we have established strong core values that start with a focus on customer success. Our customer focus has resulted in close relationships with our customers and a strong reference base for new sales opportunities.

Our Strategy

Our leadership strategy for revenue management solutions includes the following key elements:

•	Increasing sales to existing customers. We plan to improve our sales execution in order to increase revenues from our existing customers by expanding their use of our solutions across their business, including selling into additional divisions and product lines, as well as international operations, and by cross-selling additional applications.

•	Expanding our customer base. We believe the global market for life science and technology revenue management solutions is large and underserved, and we intend to continue to make investments to drive awareness and adoption of revenue management solutions in our target industries. We intend to continue to aggressively pursue new customers by targeting senior level decision-makers within leading life science and technology companies by highlighting the strategic benefits of integrated revenue management.

•	Introducing new applications and enhancing existing solutions. We have a long history of product innovation which has driven the development of deep industry specific applications across our several complementary product suites. We have a number of new products under development as well as continued innovations to our existing products. We intend to continue to develop innovative products and expand platform capabilities and functionality to meet the evolving needs of life science and technology companies.

•	Extending into the mid-market through the cloud. We intend to expand our customer base into small and medium sized businesses through continued development and deployment of our cloud-based solutions. Our cloud-based solutions significantly reduce the time and cost of implementing our revenue management solutions and, when combined with our subscription sales model, provide an end-to-end revenue management suite that is well suited for small and medium sized businesses.

•	Expanding our presence in the technology industry. Our first customer in the technology industry was in the semiconductor vertical and we subsequently expanded into other technology verticals such as consumer electronics and software. We plan to continue to expand into these and adjacent technology markets. For example, we have recently executed agreements for our solutions in a number of leading consumer electronics companies.

•	Global Pricing Market. Optimize pharmaceutical pricing and product launch decisions and satisfy regulatory reporting requirements across countries by analyzing internal and external pricing data in a timely manner and by fostering efficient and proactive global pricing collaboration. This application connects pricing stakeholders globally in real time and around a common global pricing repository, which includes prices and price structures, expected price events and global pricing market rules.

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

Revenue Management Enterprise—a suite of enterprise applications designed to automate the end-to-end revenue management processes including:

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

Revenue Management Intelligence—a suite of revenue management business intelligence applications that enable customers to analyze revenue drivers and optimize revenue outcomes by delivering industry-specific visualizations, analyses and actions including:

•	Price Strategy. Develop, analyze and optimize price strategies by combining internal revenue management data and external market data across customers, products, geographies and channels. Utilizing this data, this application measures and analyzes performance by employing industry-specific data visualizations and custom analyses to provide visibility into all elements of the pricing process, in addition to insights into profitability and revenue risks.

•	Brand Strategy. Identify and pinpoint drivers of brand performance that influence market demand to optimize sales and marketing spend at national and regional levels from product launch to sunset with insights from internal and external syndicated data providing meaningful insights into customer behavior and competitive dynamics. Marketing and brand managers can leverage these advanced analytics capabilities to validate their sales forecasts and gain insights into how formulary status or other payor and physician dynamics affect brand performance at a regional level. Sales personnel receive actionable targeting guidance and performance against plans in order to optimize their sales efforts.

•	Channel Strategy. Increase the effectiveness of global distribution by aggregating and tracking channel data for accurate and timely visibility into revenue and profit trends. This application aggregates and tracks a broad set of internal and external channel data, such as design registrations, point-of-sale claims, opportunity registrations, quotes, wins, contracts, contract compliance data, inventory and chargeback. Robust analytical capabilities allow channel and trade managers, sales teams and executives to gain accurate and timely visibility into revenue and profit trends by distributor, wholesaler, end customer, product, region and country and actionable intelligence on market trends through key metrics and alerts.

•	Managed Markets Strategy. Analyze and optimize market strategy by determining which healthcare payers or insurance plans have the biggest impact on brand revenues, how formulary status influences market access across regions and how market share is trending against competition in key markets by using syndicated data to assess performance against market strategy. This application integrates external syndicated data sets with internal sales and promotional data, such as call plans, samples and sales alignment, to provide actionable intelligence.

•	Global Price Management. Optimize pharmaceutical pricing and product launch decisions and satisfy regulatory reporting requirements across countries by analyzing internal and external pricing data in a timely manner and by fostering efficient and proactive global pricing collaboration. This application connects pricing stakeholders globally in real time and around a common global pricing repository, which includes prices and price structures, expected price events and international reference pricing rules.

Technology

The Revenue Management application suites are architected in layers. The first layer is composed of end-user operational and analysis applications. The middle layer consists of supporting services and business engines, and the lowest layer consists of a unified technology platform used to construct and support all modules at the higher layers. The platform also provides access to the normalized operational database where the transactional revenue management data used by the operational applications are stored. It also provides access and facilitates the synchronization with the de-normalized analytics database where the revenue management data used by the analytics applications are stored.

The Revenue Management Enterprise and Revenue Management Intelligence suites are built on industry standards, such as Java EE and HTML5, which give the end-users of our applications an intuitive and familiar browsing experience. These standard technologies enable us to offer our customers a familiar technology environment that is widely understood and utilized.

Revvy is built on the SalesForce1 Platform with engines built using industry standards such as NodeJS. These technologies enables us to offer our customers cloud-based applications through desktop, tablet, and mobile devices.

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

Our solutions have been designed to ensure high reliability, and the technology platform includes a comprehensive set of built-in features and management tools to allow optimal and continuous operation. The Revenue Management Enterprise and Revenue Management Intelligence suites are available to customers both on-premise and through the cloud. The Revvy suite is available only through the cloud. We operate a reliable architecture designed to reduce the risk associated with infrastructure outages, improves system scalability and security, and allows for flexibility in deployment. The environment for our cloud-based solutions is secured and is designed to provide high availability with disaster recovery capabilities. Our cloud-based solutions are operated through three third-party data centers located in Missouri, Texas, and Massachusetts.

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

•	Implementation services. We assist our customers in the implementation or upgrade of our Revenue Management Enterprise, Revenue Management Intelligence and Revvy solutions, including project management, design and solution blueprint, process improvement, application configuration or customization, systems integration, data cleansing and migration, testing and performance tuning, production cutover and post go-live support.

•	Managed services. We offer managed services for customers using either our on premise solutions or our cloud-based solutions, which include systems administration and infrastructure management, application support, and education services, including process, application and end-user training.

•	Strategic services. We assist our customers in defining best practices and strategies in revenue management, assessing the capability of existing transaction and decision support solutions, developing business cases for change and transformation plans and answering strategic questions using our Revenue Management Intelligence suite to analyze available market data.

•	Customer support. We deliver 24x7x365 customer support from support centers located at our corporate headquarters in Redwood City, California, as well as at our offices in Hyderabad, India. We offer a wide range of support offerings packaged into varying levels of access to our support resources.

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

Customers

We market and sell our solutions to customers in the life science and technology industries. As of September 30, 2014, we had 80 license and subscription customers across the life science and technology industries, excluding five divisions or subsidiaries of certain of our customers. For the fiscal year ended September 30, 2014, revenues from our life science and technology customers accounted for approximately 86% and 14% of our total revenues, respectively. Our customers range in size from the largest multi-national corporations to smaller companies. Our customers represent a range of sub-verticals within these industries, including biotechnology, pharmaceutical, medical device, semiconductor, electronic component, consumer electronics and software markets.

We pursue close, long-term relationships with our customers because we believe strong customer relationships are the key to our success. Our agreements with our on premise customers typically provide for the purchase of a perpetual license to the software and related implementation services. A majority of these implementation services are determined at the initial purchase of the software. Customers can order additional implementation services pursuant to additional statements of work on a project by project basis, but they do not have any obligation for future purchases beyond what is agreed to in the initial contract or statement of work. Customers also purchase, at their discretion, maintenance and support services on an annual basis. Each of our SaaS customers enter into a subscription agreement that provides for a subscription to our applications as well as related implementation services for a specified term. We sell to multiple divisions within our customers’ organizations, which have the ability to independently purchase solutions and services directly. However, we treat multiple divisions as a single customer to the extent they are part of a single organization. During the fiscal year ended September 30, 2014, one customer, Johnson and Johnson, accounted for approximately 15% of our total revenues. During the fiscal year ended September 30, 2013, two different customers, accounted for approximately 12% each of our total revenues. During the fiscal year ended September 30, 2012, two customers accounted for approximately 14% and 10% of our total revenues, respectively

Sales and Marketing

Our sales and marketing team is focused on expanding relationships with existing customers and adding new customers. We primarily target large and mid-sized organizations worldwide through our direct sales force. Our sales and marketing programs are also organized by geographic region. We have historically focused our sales efforts in the United States, but we believe markets outside of the United States offer a significant opportunity for growth and intend to make additional investments in sales and marketing to expand in these markets. We augment our sales professionals with solutions, engineers and industry domain experts who work closely with prospective customers during the sales process. Our marketing team supports sales with demand generation, competitive analysis and sales tools, and contributes to the sales process through lead generation, brand building, industry analyst relations, press relations and industry research.

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

We host an annual customer conference, Rainmaker, which plays a significant role in driving sales for our solutions. Customers are invited both as attendees and participants to deliver sessions relevant to the interests and practices of the life science and technology industries. We also invite potential customers to this conference in order to leverage our strong customer references to accelerate sales cycles. In addition, Rainmaker provides a forum to build our eco-system of strategic partner relationships, offering partners the opportunity to work closely with our sales force on joint sales pursuits.

Research and Development

Our reputation benefits from our continuous commitment to research and development and our ability to make timely introductions of new products, technologies, features and functionality. Our research and development organization is responsible for the definition, design, development, testing, certification and ongoing maintenance of our applications. Our research and development expenses were $18.7 million, $16.8 million, and $17.7 million in the fiscal years ended September 30, 2014, 2013, and 2012, respectively. We also capitalized $0.4 million, $3.9 million and $1.2 million of software development costs in the fiscal years ended September 30, 2014, 2013 and 2012, respectively, related to the development of certain additional software as a service offering that will only be offered through the cloud. Our efforts are focused on developing new applications and core technologies and further enhancing the functionality, reliability, performance and flexibility of existing solutions. When considering improvements and enhancements to our applications, we communicate with our customers and partners who provide significant feedback for product development and innovation. We focus our efforts on anticipating customer demand by quickly bringing our new applications and new versions of existing applications to market in order to remain competitive in the marketplace. We also closely monitor the changes in business environment and regulations in our target industries, particularly in life science, where quick deliveries of updates to our applications are critical to allowing our customers to remain in compliance with government regulations.

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

As of September 30, 2014, our research and development team consisted of 202 full-time employees globally.

Competition

The market for revenue management solutions is highly competitive, fragmented and subject to rapid changes in technology. We face competition from spreadsheet-assisted manual processes, internally developed solutions, large integrated systems vendors and smaller companies that offer point solutions. Companies lacking information technology (IT) resources often resort to spreadsheet-assisted manual processes or personal database applications. In addition, some potential customers, particularly large enterprises, may elect to develop their own internal solutions, including custom-built solutions that are designed to support the needs of a single organization. Companies with large investments in ERP or CRM applications, which do not typically provide revenue management capabilities, may extend these horizontal applications with customizations or point solution applications in order to address single or a small set of revenue management sub processes or drivers. Common horizontal applications that customers attempt to configure for this purpose in the life science and technology industries include large integrated systems vendors like SAP AG and Oracle Corporation. We also encounter competition from small independent companies, which compete on the basis of price, unique product features or functions and custom developments.

We believe we compete based primarily on the following factors:

•	industry expertise;

•	comprehensiveness of solution;

•	flexibility of delivery models, on premise and through the cloud;

•	reliability, scalability and performance;

•	global system and support capabilities; and

•	industry brand, reputation and customer base.

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

Intellectual Property

We rely upon a combination of copyright, trade secret, trademark and, to a lesser extent, patent laws, and we also rely on contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. As of September 30, 2014, we had four U.S. patent applications and no issued patents. We have a number of registered and unregistered trademarks. We maintain a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and to control access to our software, documentation and other proprietary information. We also believe that factors resulting from our length of presence in the market and significant research and development investments, such as our deep expertise in life science and technology revenue management practices, the ability of our solutions to handle the complexities of revenue management processes, the technological and creative skills of our personnel, the creation of new features and functionality and frequent enhancements to our solutions are essential to establishing and maintaining our technology leadership position.

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

Employees

As of September 30, 2014, we employed 589 people, including 222 in services and customer support, 202 in research and development, 114 in sales and marketing and 51 in a general and administrative capacity. As of such date, we had 318 employees in the United States and 271 employees in international locations. We also engage a number of temporary employees and consultants. None of our employees are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

Geographic Information

See Note 9 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Corporate Information

We were incorporated in Delaware on December 14, 1999. Our principal offices are located at 1600 Seaport Boulevard, Suite 400, Pacific Shores Center, Building 6, Redwood City, CA 94063, and our telephone number is (650) 610-4600. Our website address is www.modeln.com. The information contained on, or that can be accessed through, our website is not part of this report. Model N is our registered trademark in the United States and in various international jurisdictions. Model N, the Model N logo and all of our product names appearing in this report are our trademarks. Other trademarks appearing in this report are the property of their respective holders.

Available Information

We file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (Exchange Act). We also make available, free of charge on the investor relations portion of our website at investor.modeln.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of Public Reference Rooms. The SEC also maintains an Internet website at http://www.sec.gov/ where you can obtain most of our SEC filings. You can also obtain paper copies of these reports, without charge, by contacting Investor Relations at (650) 610-4998.

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

We have incurred net losses of $20.9 million, $0.9 million and $5.7 million for the fiscal years ended September 30, 2014, 2013, and 2012, respectively. As of September 30, 2014, we had an accumulated deficit of $83.0 million. We expect that our expenses will increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, for example, our new configure, price and quote solution, enhancing existing solutions, extending into the mid-market, continuing to penetrate the technology industry and pursuing selective acquisitions. Increased operating expenses related to personnel costs such as salary, bonus, commissions, stock-based compensation and overhead allocation as well as third-party contractors, travel-related expenses and marketing programs, will also increase our expenses in future periods. In the near-term, we do not expect that our revenues will be sufficient to offset these expected increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. You should not consider our historical growth rates in revenues as indicative of our future performance, and we cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

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

Our operating results have historically varied from period to period, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to increase sales to and renew agreements with our existing customers;

•	the timing of new orders and revenue recognition for new and prior period orders;

•	our ability to attract and retain new customers and to improve sales execution;

•	the complexity of implementations and the scheduling and staffing of the related personnel, each of which can affect the timing and duration of revenue recognition;

•	issues related to changes in customers’ business requirements, project scope, implementations or market needs;

•	the mix of revenues in any particular period between license and implementation, and software-as-a-service (SaaS) and maintenance;

•	the timing and volume of incremental customer purchases of our cloud-based solutions, which may vary from period to period based on a customer’s needs at a particular time;

•	the timing of upfront recognition of sales commission expense relative to the deferred recognition of our revenues;

•	the timing of recognition of payment of royalties;

•	the timing of our annual payment and recognition of employee non-equity incentive and bonus payments;

•	the budgeting cycles and purchasing practices of customers;

•	changes in customer requirements or market needs;

•	delays or reductions in information technology spending and resulting variability in customer orders from quarter to quarter;

•	delays or difficulties encountered during customer implementations, including customer requests for changes to the implementation schedule;

•	the timing and success of new product or service introductions by us or our competitors;

•	the amount and timing of any customer refunds or credits;

•	our ability to accurately estimate the costs associated with any fixed bid projects;

•	deferral of orders from customers in anticipation of new solutions or solution enhancements announced by us or our competitors;

•	changes in the competitive landscape of our industry, including consolidation among our competitors or customers;

•	the length of time for the sale and implementation of our solutions to be complete, and our level of upfront investments prior to the period we begin generating revenues associated with such investments;

•	our ability to successfully expand our business domestically and internationally;

•	the amount and timing of our operating expenses and capital expenditures;

•	price competition;

•	the rate of expansion and productivity of our direct sales force;

•	disruptions in our relationships with partners;

•	regulatory compliance costs;

•	sales commissions expenses related to large transactions;

•	technical difficulties or interruptions in the delivery of our cloud-based solutions;

•	seasonality or cyclical fluctuations in our industries;

•	future accounting pronouncements or changes in our accounting policies;

•	increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates, as a significant portion of our expenses are incurred and paid in currencies other than the U.S. dollar; and

•	general economic conditions, both domestically and in our foreign markets.

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

Our sales efforts are often targeted at larger enterprise customers, and as a result, we face greater costs, must devote greater sales support to individual customers, have longer sales cycles and have less predictability in completing some of our sales. Also, sales to large enterprises often require us to provide greater levels of education regarding the use and benefits of our solutions. We believe that our customers view the purchase of our solutions as a significant and strategic decision. As a result, customers carefully evaluate our solutions, often over long periods with a variety of internal constituencies. In addition, the sales of our solutions may be subject to delays if the customer has lengthy internal budgeting, approval and evaluation processes, which are quite common in the context of introducing large enterprise-wide technology solutions. As a result it is difficult to predict the timing of our future sales.

We must improve our sales execution and increase our sales channels and opportunities in order to grow our revenues, and if we are unsuccessful, our operating results may be adversely affected.

We must improve our sales execution in order to, among other things, increase the number of our sales opportunities and grow our revenue. We must improve the market awareness of our solutions and expand our relationships with our channel and other partners in order to increase our revenues. Further, we believe that we must continue to develop our relationships with new and existing customers and partners, and create additional sales opportunities to effectively and efficiently extend our geographic reach and market penetration. For example, our partnership with salesforce.com presents us with an opportunity to create additional sales opportunities with our Revvy solutions. Our efforts to improve our sales execution could result in a material increase in our sales and marketing expense and general and administrative expense, and there can be no assurance that such efforts will be successful. In addition, there can be no assurance that our relationships with channel and other partners will be successful. If we are unable to significantly improve our sales execution, increase the awareness of solutions, create additional sales opportunities, including additional sales opportunities with our Revvy solutions, expand our relationships with channel and other partners, prevent disruptions in our relationships with partners, or effectively manage the costs associated with these efforts, our operating results and financial condition could be materially and adversely affected.

Our implementation cycle is lengthy and variable and depends upon factors outside our control and could cause us to expend significant time and resources prior to earning associated revenues.

The implementation and testing of our solutions may range from a few months to up to three years, and unexpected implementation delays and difficulties can occur. Implementing our solutions typically involves integration with our customers’ systems, as well as adding their data to our system. This can be complex, time-consuming and expensive for our customers and can result in delays in the implementation and deployment of our solutions. The lengthy and variable implementation cycle may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from period to period.

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

Our total revenues are largely dependent on the sale of software licenses and the related implementation services we provide. For example, our license and implementation revenues constituted approximately 43%, 58%, and 59% of our total revenues for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. Customers purchasing software licenses for our solutions generally make large orders and the revenues related to these sales are recognized over the subsequent implementation period, which may range from a few months to up to three years. The continued growth of our revenues is dependent in part on our ability to expand the use of our solutions by existing customers and attract new customers. Likewise, it is also important that customers using our on premise solutions renew their maintenance agreements and that customers using our cloud-based solutions renew their subscription agreements with us. Our customers have no obligation to renew their maintenance or subscription agreements after the expiration of the initial term, and we cannot assure you that they will do so. We have had in the past and may in the future have disputes with customers regarding our solutions, which may impact such customers’ decisions to continue to use our solutions and pay for maintenance and support in the future.

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

A substantial portion of our total revenues in any given period may come from a relatively small number of customers. As of September 30, 2014, we had 80 customers across the life science and technology industries, excluding five divisions or subsidiaries of certain of our customers. Although our largest customers typically change from period to period, for the fiscal year ended September 30, 2014, our 15 largest customers accounted for more than 69% of our total revenues, and one customer accounted for approximately 15% of our total revenues. We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our total revenues for the foreseeable future. The loss of any of our significant customers or groups of customers for any reason, or a change of relationship with any of our key customers may cause a significant decrease in our total revenues.

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

We recognize a substantial portion of our revenues from the sale of software licenses for our on premise solutions and related implementation services over the period during which such services are performed using the percentage-of-completion method. We estimate the length of this period based on a number of factors, including the number of licensed applications and the scope and complexity of the customer’s deployment requirements. Under the percentage-of-completion method, the revenues we recognize during a reporting period are based on the resources expended during the reporting period as compared to the estimated total resources required to implement our solutions. If we are unable to reasonably estimate the overall total personnel resources required to implement our solutions, the timing of our revenues could be materially and adversely affected. In addition, changes in customer requirements or scope of the engagement could impact the timing of our revenue recognition. Any change in the timing of revenue recognition could adversely impact our quarterly or annual operating results.

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

The contracts under which we perform most of our implementation services may have a term ranging between a few months to up to three years and are on a time and materials basis and may be terminated by the customer at any time. If an implementation project is terminated sooner than we anticipated or a portion of the implementation is delayed, we would lose the anticipated revenues that we might not be able to replace or it may take significant time to replace the lost revenues with other work or we may be unable to eliminate the associated costs. Consequently, we may recognize fewer revenues than we anticipated or incur unnecessary costs, and our results of operations in subsequent periods could be materially lower than expected.

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

We have recently implemented a new ERP system for our company. We expect that, this new ERP system will combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling us to more effectively manage operations and track performance. Failure of our new ERP system to perform as we anticipate may result in transaction errors, processing inefficiencies and the loss of sales, may otherwise disrupt our operations and materially and adversely affect our business, results of operations and financial condition and may harm our ability to accurately forecast sales demand, fulfill customer orders and report financial and management information on a timely and accurate basis. In addition, ERP systems typically contain information and features that are part of a company’s internal control over financial reporting, and if we experience difficulties with our ERP system that may affect our internal control over financial reporting.

If we fail to use this newly implemented system effectively, our ability to manage our expected growth, ensure uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public reporting companies will be impaired. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our solutions could suffer, our expenses may increase more than expected, our revenues could decline or grow more slowly than expected and we may be unable to implement our business strategy.

The market for cloud-based solutions is at a relatively early stage of development relative to on premise solutions, and if it does not develop or develops more slowly than we expect, our business could be harmed.

The market for cloud-based solutions is at an early stage relative to on premise solutions, and these types of deployments may not achieve and sustain high levels of demand and market acceptance. We plan to continue to expand the implementation of our cloud-based solutions by targeting additional markets in the future. Many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to a cloud-based solution. Other factors that may affect the market acceptance of cloud-based solutions include:

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

Our success depends on the expertise and continued services of our executive officers, particularly our Chief Executive Officer. We have in the past and may in the future continue to experience changes in our executive management team resulting from the hiring or departure of executives, which may be disruptive to our business. For example, we recently hired a new Chief Financial Officer and a new Chief Marketing Officer, who are tasked with implementing initiatives to expand and enhance our operating and marketing strategy, respectively. In addition, we recently hired additional sales and marketing personnel. The impact of hiring new executives, as well as the new additional sales and marketing personnel, and implementing these initiatives may not be immediately realized. We are also substantially dependent on the continued service of our existing development and services personnel because of their familiarity with the inherent complexities of our solutions.

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

Our ability to increase revenues from existing customers and attract new customers depends in large part on our ability to enhance and improve our existing solutions and to develop and introduce new applications. For example, we recently announced our intention to develop new applications, such as our Revvy solutions, built on the Salesforce1 Platform from salesforce.com. The success of any enhancement or new application depends on several factors, including timely completion, adequate quality testing, introduction and market acceptance. Any enhancement or new application that we develop, including our Revvy solutions, or acquire may not be introduced in a timely or cost-effective manner may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to successfully enhance our existing solutions and develop new applications to meet customer requirements, our business and operating results will be adversely affected.

Because we designed our solutions to operate on a variety of network, hardware and software platforms, we will need to continuously modify and enhance our solutions to keep pace with changes in networking, Internet-related hardware, and software, communication, browser and database technologies. If we are unable to respond in a timely manner to these rapid technological developments in a cost-effective manner, our solutions may become less marketable and less competitive or obsolete and our operating results may be negatively impacted.

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

We also depend on access to the Internet through third-party bandwidth providers to operate our cloud-based solution. If we lose the services of one or more of our bandwidth providers, or if these providers experience outages, for any reason, we could experience disruption in delivering our cloud-based solutions or we could be required to retain the services of a replacement bandwidth provider. Any Internet outages or delays could adversely affect our ability to provide our solutions to our customers.

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

We have significant international operations, including in emerging markets such as India, and we are continuing to expand our international operations as part of our growth strategy. As of September 30, 2014, approximately 44% of our employees were located in India, where we conduct a portion of our research and development activities, implementation services and support services. Our current international operations and our plans to expand our international operations have placed, and will continue to place, a strain on our employees, management systems and other resources.

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

We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

We are currently and may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, in September 2014, a purported securities class action lawsuit was filed in the Supreme Court of the State of California against the Company, its current and former directors, executive officer and underwriters of its initial public offering. This lawsuit alleges certain misrepresentations in connection with our initial public offering in March 2013 and thereafter concerning our business and prospects. The lawsuits seek unspecified damages. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Although, we plan to defend this lawsuit vigorously, regardless of the outcome, this or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

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

Failure to comply with certain certifications and standards pertaining to our solutions, as may be required by governmental authorities or other standards-setting bodies could harm our business. Additionally, failure to comply with governmental laws and regulations could harm our business.

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

Risks Related to the Ownership of Our Common Stock

Our stock price may be volatile, and you may be unable to sell your shares at or above your purchase price.

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the factors described in this “Risk Factors” section or otherwise and other factors beyond our control, such as fluctuations in the valuations of companies perceived by investors to be comparable to us.

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

As of September 30, 2014, our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially owned approximately 53.4% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated bases of stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

Our corporate headquarters are located in Redwood City, California, and consist of approximately 34,600 square feet of space under a lease that expires in December 2017. Our cloud-based solutions are operated through third-party data centers located in Missouri, Texas and Massachusetts.

We have additional U.S. offices in California, Illinois, Massachusetts and New Jersey. We also have offices in international locations in India, Switzerland and the United Kingdom. We believe our facilities are adequate for our current needs and for the foreseeable future; however, we will continue to seek additional space as needed to accommodate our growth. See Note 5 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Payment Obligations” for information regarding our lease obligations.

ITEM 3.	Legal Proceedings

Information with respect to this item may be found in Note 5—Commitments and Contingencies—Legal Proceeds to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

ITEM 4.	Mine Safety Disclosure

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Model N common stock is traded on the New York Stock Exchange under the symbol “MODN”. There were no cash dividends declared or paid on Model N’s common stock during fiscal 2014 and 2013. The high and low sales prices per share of common stock for each of the quarters in the last two fiscal years were as follows:

	Fiscal 2014		Fiscal 2013
Fiscal Quarter	High	Low	High		Low
First quarter	$12.00	$7.55	(1)		(1)
Second quarter	$12.97	$9.20	$22.25	(2)	$17.71	(2)
Third quarter	$11.57	$8.69	$23.78		$17.13
Fourth quarter	$11.42	$8.56	$24.80		$8.92

(1)	Prior to the inception of trading on the New York Stock Exchange on March 20, 2013, there was no public market for our common stock
(2)	The reported high and low closing sales prices of our common stock for the second fiscal quarter of 2013 represents the period from March 20, 2013, through March 31, 2013.

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

Stockholders

As of November 11, 2014, there were 143 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2015 (Proxy Statement). See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

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

	3/20/2013	3/31/2013	6/30/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014
Model N	$100.00	$127.87	$150.71	$63.87	$76.06	$65.23	$71.29	$63.61
NASDAQ Composite Index	$100.00	$100.41	$104.58	$115.90	$128.34	$129.03	$135.46	$138.08
NASDAQ Computer Index	$100.00	$99.28	$101.16	$112.32	$128.13	$130.12	$140.68	$147.67

Use of Proceeds from Public Offering of Common Stock

On March 19, 2013, our registration statements on Form S-1 (File Nos. 333-186668 and 333-187370) were declared effective by the SEC for our initial public offering (IPO) pursuant to which we sold an aggregate of 7,751,000 shares of our common stock (inclusive of 1,011,000 shares of common stock pursuant to the full exercise of an overallotment option granted to the underwriters and 740,000 shares of common stock sold by a selling stockholder) at a price to the public of $15.50 per share. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 20, 2013 pursuant to Rule 424(b).

ITEM 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operation, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the fiscal years ended September 30, 2014, 2013, and 2012, and the selected consolidated balance sheet data as of September 30, 2014 and 2013 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for fiscal years ended September 30, 2011 and 2010, and the selected consolidated balance sheet data as of September 30, 2012 and 2011 are derived from audited consolidated financial statements that are not included in the Form 10-K.

	Fiscal Years Ended September 30,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License and implementation	$35,333	$59,134	$49,756	$41,499	$31,759
SaaS and maintenance	46,423	42,770	34,502	23,672	18,682

Total revenues	81,756	101,904	84,258	65,171	50,441

Cost of Revenues:
License and implementation(1)	16,652	26,832	22,483	18,092	12,087
SaaS and maintenance(1)	21,092	19,350	18,053	8,828	6,328

Total cost of revenues	37,744	46,182	40,536	26,920	18,415

Gross profit	44,012	55,722	43,722	38,251	32,026
Operating Expenses:
Research and development(1)	18,710	16,772	17,695	13,809	12,702
Sales and marketing(1)	25,998	21,144	19,640	13,935	11,221
General and administrative(1)	19,671	16,063	10,584	7,860	6,945
Restructuring	26	1,215	—	—	—

Total operating expenses	64,405	55,194	47,919	35,604	30,868

(Loss) income from operations	(20,393)	528	(4,197)	2,647	1,158
Interest (income) expense, net	(12)	357	655	677	353
Other expenses, net	116	658	540	316	20

(Loss) income before income taxes	(20,497)	(487)	(5,392)	1,654	785
Provision for income taxes	384	439	301	172	161

Net (loss) income	$(20,881)	$(926)	$(5,693)	$1,482	$624

Net loss per share attributable to common stockholders(2):
Basic and diluted	$(0.86)	$(0.06)	$(0.73)	$—	$—

Weighted average number of shares used in computing net loss per share attributable to common stockholders(2):
Basic and diluted	24,399	15,979	7,815	7,324	7,028

Other Financial Data:
Adjusted EBITDA(3)	$(6,241)	$9,621	$4,957	$4,389	$3,230

(1)	Includes stock-based compensation as follows:

	Fiscal Years Ended September 30,
	2014	2013	2012	2011	2010
Cost of revenues:
License and implementation	$905	$591	$298	$92	$134
SaaS and maintenance	749	622	561	29	41
Operating expenses:
Research and development	1,278	747	297	127	133
Sales and marketing	2,789	1,687	1,103	108	173
General and administrative	4,228	1,209	262	175	276

Stock-based compensation in operating (loss) income	$9,949	$4,856	$2,521	$531	$757

(2)	See Note 8 to our consolidated financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders. There was no net (loss) income attributable to common stockholders for the fiscal years 2011 and 2010.
(3)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measure” in Item 7 for more information and a reconciliation of adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States.

	As of September 30,
	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$101,006	$103,350	$15,768	$18,420
Working capital (deficit)	82,370	86,842	(12,584)	1,082
Total assets	129,131	134,472	40,598	36,954
Loan obligations, current and long-term	—	—	5,127	7,378
Total liabilities	40,167	40,854	51,085	44,881
Convertible preferred stock	—	—	41,776	41,776
Total stockholders’ equity (deficit)	88,964	93,618	(52,263)	(49,703)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are the leader in Revenue Management cloud solutions. We help our customers maximize their revenues by maximizing sell time, revenues per opportunity and number of opportunities. Our cloud solutions manage every dollar that impacts the customer’s top line and transforms the revenue lifecycle from a series of disjointed operations into a strategic end-to-end process. With deep industry expertise, we supports the unique business needs of life science and technology companies across more than 100 countries.

Our solutions comprised of several complementary software applications: Revenue Management Enterprise, Revenue Management Intelligence and Revvy. Sales of our solutions range from individual applications to complete suites, and deployments may vary from specific divisions or territories to enterprise-wide implementations.

We derive revenues primarily from the sale of our on premise and cloud-based solutions and related implementation services, as well as maintenance and support and application support. We price our solutions based on a number of factors, including revenues under management and number of users. Our license and implementation revenues are comprised of sales of perpetual license and related implementation services, which revenues are recognized over the implementation period, which commences when implementation work begins and typically ranges from a few months to three years. Maintenance and support revenues are recognized ratably over the support period, which is typically one year. SaaS revenues for cloud-based solutions are derived from subscription fees from customers accessing our cloud-based solutions, as well as from associated implementation services. The actual timing of revenue recognition may vary based on our customers’ implementation requirements and availability of our services personnel.

We market and sell our solutions to customers in the life science and technology industries. While we have historically generated the substantial majority of our revenues from companies in the life science industry, we have also grown our base of technology customers and intend to continue to focus on increasing the revenues from customers in the technology industry. Our most significant customers in any given period generally vary from period to period due to the timing of implementation and related revenue recognition over those periods of larger projects. During the fiscal year ended September 30, 2014, one customer, Johnson and Johnson, accounted for approximately 15% of our total revenues. During the fiscal year ended September 30, 2013, two customers, accounted for approximately 12% each of our total revenues. During the fiscal year ended September 30, 2012, two customers accounted for approximately 14% and 10% of our total revenues, respectively. For the fiscal year ended September 30, 2014, approximately 11% of our revenues were derived from customers located outside the United States.

For the fiscal years ended September 30, 2014, 2013 and 2012, our revenues were $81.8 million, $101.9 million, and $84.3 million, respectively, representing a year-over-year decline of approximately 20% from 2013 to 2014, and approximately a year-over-over growth of 21% from 2012 to 2013. Revenues decreased in the 2014 fiscal year primarily due to sales execution challenges, our lengthy sales cycles and our continued dependence on a relatively small number of customers for a significant portion of our revenues. We made progress in improving our sales execution over recent fiscal quarters and we expect to continue to improve into fiscal year 2015.

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

Non-GAAP Financial Measure

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States (U.S. GAAP). We define Adjusted EBITDA as net loss before LeapFrogRx compensation charges, stock-based compensation, depreciation and amortization, restructuring, interest (income) expense, net, other expenses, net, and provision for income taxes. We believe Adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. We also use this measure internally to establish budgets and operational goals to manage our business and evaluate our performance.

We understand that, although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results of operations as reported under U.S. GAAP. These limitations include:

•	Adjusted EBITDA does not include the effect of the LeapFrogRx compensation charges, which are a cash expense;

•	Adjusted EBITDA does not reflect stock-based compensation expense;

•	Depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; Adjusted EBITDA does not reflect any cash requirements for these replacements;

•	Adjusted EBITDA does not reflect restructuring expense;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

	Fiscal Years Ended September 30,
	2014	2013	2012
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(20,881)	$(926)	$(5,693)
Adjustments:
Stock-based compensation	9,949	4,856	2,521
Depreciation and amortization	3,716	2,207	1,760
LeapFrogRx Compensation charges	461	815	4,873
Restructuring	26	1,215	—
Interest (income) expense, net	(12)	357	655
Other expenses, net	116	658	540
Provision for income taxes	384	439	301

Adjusted EBITDA	$(6,241)	$9,621	$4,957

Adjusted EBITDA was $(6.2) million, $9.6 million, and $5.0 million for the fiscal years ended September 30, 2014, 2013, and 2012, respectively. Our Adjusted EBITDA for the fiscal year ended September 30, 2014 decreased primarily due to a decrease in total revenues partially offset by a decrease in operating expenses. Revenues decreased primarily due to sales execution challenges, our lengthy sales cycles and our continued dependence on a relatively small number of customers for a significant portion of our total revenues. The decrease in expenses was primarily due to a decrease in personnel cost and third-party contractors cost.

Key Components of Results of Operations

Revenues

Revenues are comprised of license and implementation revenues and SaaS and maintenance revenues.

License and Implementation

License and implementation revenues are generated from the sale of software licenses for our on premise solutions and related implementation services. We expect our license and implementation revenues for the fiscal year 2015 to be higher than those recorded in the current fiscal year ended on September 30, 2014 due to improvement in sales execution during the 2014 fiscal year.

SaaS and Maintenance

SaaS and maintenance revenues primarily include subscription and related implementation fees from customers accessing our cloud-based solutions and revenues associated with maintenance contracts from license customers. Also included in SaaS and maintenance revenues are other revenues, including revenues related to application support, training and customer-reimbursed expenses. In fiscal year 2014, we took several steps to transform our business model in order to increase the percentage of our business coming from SaaS and maintenance revenues. We believe we have an opportunity to accelerate the shift in our business model to recurring revenues, as SaaS is gaining wide acceptance as a delivery model, particularly in the technology sector and mid-market life science companies. We have started marketing and selling some of our products and services (such as Revvy) only as a SaaS offering. Accordingly, we expect that SaaS and maintenance revenues for the fiscal year 2015 will be higher than fiscal year 2014 and we believe will increase as a percentage of total revenues as we continue to acquire new customers.

Cost of Revenues

Our total cost of revenues is comprised of the following:

License and Implementation

Cost of license and implementation revenues includes costs related to the implementation of our on premise solutions. Cost of license and implementation revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation and overhead allocation as well as third-party contractors and royalty fees paid to third parties for rights to their intellectual property. Cost of license and implementation revenues may vary from period to period depending on a number of factors, including the amount of implementation services required to deploy our solutions and the level of involvement of third-party contractors providing implementation services.

SaaS and Maintenance

Cost of SaaS and maintenance revenues includes those costs related to the implementation of our cloud-based solutions, maintenance and support and application support for our on premise solutions and training. Cost of SaaS and maintenance revenues primarily consists of personnel-related costs including salary, customer reimbursable expense, bonus, stock-based compensation, LeapFrogRx compensation charges and overhead allocation, third-party contractors, amortization of costs recorded on internally developed software and data center-related expenses. We believe that cost of SaaS and maintenance revenues will continue to increase in absolute dollars as we continue to focus on building infrastructure for our cloud-based solutions.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expenses.

Research and Development

Our research and development expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation and overhead allocation as well as third-party contractors and travel-related expenses. Our software development costs for new software solutions and enhancements to existing software solutions are generally expensed as incurred. However, we capitalize development costs incurred in connection with the development of certain additional service offerings that will only be offered through the cloud. As of September 30, 2014, the net book value of capitalized software development costs was $3.8 million, of which $3.4 million is related to the software that was made available for use by our customers in fiscal year 2014. The remaining amount of $0.4 million relates to the development of a product that is not completed as of September 30, 2014. We expect our research and development expenses to increase in absolute dollars as we continue to develop new applications and enhance our existing software solutions.

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel-related costs including salary, bonus, commissions, stock-based compensation, and overhead allocation as well as third-party contractors, travel-related expenses and marketing programs. For fiscal year 2014, we recognize sales commission expense upon the booking of a contract, while we recognize revenue over the period services were provided. We expect our sales and marketing expenses to increase in absolute dollars as we continue to invest in our sales and marketing organization, increase the number of our sales and marketing employees and increase market program spend to grow in our business.

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

LeapFrogRx Compensation Charges

In January 2012, we acquired LeapFrogRx for initial cash consideration of $3.0 million as well as potential additional payments to former LeapFrogRx stockholders totaling up to $8.3 million, which are expected to be incurred through January 2015. These additional payments are, among other things, subject to future continued employment and are therefore considered compensatory in nature and are being recognized as compensation expense (LeapFrogRx compensation charges) over the term of each component. As of September 30, 2014 we had expensed an aggregate of $6.1 million of LeapFrogRx compensation charges.

Accounting Pronouncements

For a summary of recent accounting pronouncements with application to our consolidated financial statements see Note 1 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Years Ended September 30,
	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License and implementation	$35,333	$59,134	$49,756
SaaS and maintenance	46,423	42,770	34,502

Total revenues	81,756	101,904	84,258

Cost of Revenues:
License and implementation(1)	16,652	26,832	22,483
SaaS and maintenance(1)	21,092	19,350	18,053

Total cost of revenues	37,744	46,182	40,536

Gross profit	44,012	55,722	43,722
Operating Expenses:
Research and development(1)	18,710	16,772	17,695
Sales and marketing(1)	25,998	21,144	19,640
General and administrative(1)	19,671	16,063	10,584
Restructuring	26	1,215	—

Total operating expenses	64,405	55,194	47,919

(Loss) income from operations	(20,393)	528	(4,197)
Interest (income) expense, net	(12)	357	655
Other expenses, net	116	658	540

Loss before income taxes	(20,497)	(487)	(5,392)
Provision for income taxes	384	439	301

Net loss	$(20,881)	$(926)	$(5,693)

(1)	Includes stock-based compensation as follows:

	Fiscal Years Ended September 30,
	2014	2013	2012
	(in thousands)
Cost of revenues:
License and implementation	$905	$591	$298
SaaS and maintenance	749	622	561
Operating expenses:
Research and development	1,278	747	297
Sales and marketing	2,789	1,687	1,103
General and administrative	4,228	1,209	262

Stock-based compensation in operating (loss) income	$9,949	$4,856	$2,521

	Fiscal Years Ended September 30,
	2014	2013	2012
Revenues:
License and implementation	43%	58%	59%
SaaS and maintenance	57	42	41

Total revenues	100	100	100

Cost of Revenues:
License and implementation	20	26	27
SaaS and maintenance	26	19	21

Total cost of revenues Total cost of revenues	46	45	48

Gross profit	54	55	52
Operating Expenses:
Research and development	23	17	21
Sales and marketing	32	21	23
General and administrative	24	16	13
Restructuring	—	1	—

Total operating expenses	79	55	57

(Loss) income from operations	(25)	—	(5)
Interest (income) expense, net	—	—	1
Other expenses, net	—	1	1

Loss before income taxes	(25)	(1)	(7)
Provision for income taxes	1	—	—

Net loss	(26)%	(1)%	(7)%

Comparison of the Fiscal Years Ended September 30, 2014 and 2013

Revenues

	Fiscal Years Ended September 30,
	2014		2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and implementation	$35,333	43%	$59,134	58%	$(23,801)	(40)%
SaaS and maintenance	46,423	57	42,770	42	3,653	9%

Total revenues	$81,756	100%	$101,904	100%	$(20,148)	(20)%

License and Implementation

License and implementation revenues decreased $23.8 million, or 40%, to $35.3 million for the fiscal year ended September 30, 2014 from $59.1 million for the fiscal year ended September 30, 2013. The decrease was primarily due to a reduction in sales volume, which was primarily due to sales execution challenges and our continued dependence on a relatively small number of customers for a significant portion of our revenues. We made progress in improving our sales execution over recent fiscal quarters and we expect to continue to improve into fiscal year 2015.

SaaS and Maintenance

SaaS and maintenance revenues increased $3.7 million, or 9%, to $46.4 million for the fiscal year ended September 30, 2014 from $42.8 million for the fiscal year ended September 30, 2013. The increase in SaaS and maintenance revenues was primarily driven by an increase of $3.5 million in application support revenues and $0.9 million in subscription revenue primarily due to an increase in number of customers. These increases were primarily offset by decrease of $0.8 million in customer reimbursable expenses due to less travel and other expenses incurred on customer projects. We intend to focus on growing our recurring revenue from SaaS and maintenance year over year and also as a percentage of total revenues.

Cost of Revenues

	Fiscal Years Ended September 30,
	2014		2013		Change
	Amount	% of Revenues	Amount	% of Revenues	($)	(%)
	(in thousands, except percentages)
Cost of Revenues:
License and implementation	$16,652	47%	$26,832	45%	$(10,180)	(38)%
SaaS and maintenance	21,092	45	19,350	45	1,742	9%

Total cost of revenues	$37,744	46%	$46,182	45%	$(8,438)	(18)%

Gross profit
License and implementation	$18,681	53%	$32,302	55%	$(13,621)	(42)%
SaaS and maintenance	25,331	55	23,420	55	1,911	8

	$44,012	54%	$55,722	55%	$(11,710)	(21)%

License and Implementation

Cost of license and implementation revenues decreased $10.2 million, or 38%, to $16.7 million during the fiscal year ended September 30, 2014 from $26.8 million for the fiscal year ended September 30, 2013. The decrease was primarily the result of a $7.2 million reduction in personnel costs primarily associated with our workforce reduction and a $3.2 million reduction in third-party contractors costs. As a percentage of revenue, cost of license and implementation revenues increased to 47% in fiscal year 2014 from 45% in fiscal year 2013, primarily due to a decrease in license and implementation revenues.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased $1.7 million, or 9%, to $21.1 million during the fiscal year ended September 30, 2014 from $19.4 million for the fiscal year ended September 30, 2013. The increase was primarily due to $1.7 of million amortization costs recorded on internally developed software capitalized in the fiscal year 2013 and a $0.5 million increase in personnel costs, partially offset by a $0.5 million decrease in customer reimbursable expenses and certain other costs.

Operating Expenses

	Fiscal Years Ended September 30,
	2014	2013
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating Expenses:
Research and development	$18,710	$16,772	$1,938	12%
Sales and marketing	25,998	21,144	4,854	23
General and administrative	19,671	16,063	3,608	22
Restructuring	26	1,215	(1,189)	(98)

Total operating expenses	$64,405	$55,194	$9,211	17%

Research and Development

Research and development expenses increased by $1.9 million, or 12%, to $18.7 million during the fiscal year ended September 30, 2014 from $16.8 million for the fiscal year ended September 30, 2013 due to an increase in employee-related costs as we capitalized a higher amount of costs incurred in connection with internally-developed software in fiscal year 2013. For the fiscal year 2014, the increase was primarily due to a $2.0 million increase in personnel costs and a $0.5 million increase in stock-based compensation expenses, mainly due to decrease in costs capitalized in connection with the development of internally-developed software, partially offset by a reduction of $0.3 million in consulting costs.

Sales and Marketing

Sales and marketing expenses increased by $4.9 million, or 23%, to $26.0 million during the fiscal year ended September 30, 2014 from $21.1 million for the fiscal year ended September 30, 2013. The increase was primarily the result of an increase of $4.0 million in both personnel costs as a result of our effort to expand our sales and marketing team and increases in sales commission. Further in fiscal year 2013, we capitalized an incremental cost of $1.1 million in connection with internally developed software.

General and Administrative

General and administrative expenses increased by $3.6 million, or 22%, to $19.7 million during the fiscal year ended September 30, 2014 from $16.1 million for the fiscal year ended September 30, 2013. This increase was primarily due to higher employee-related costs of $3.4 million, mainly associated with stock-based compensation expense of $3.0 million, an increase of $0.3 million in office expense (primarily insurance), an increase of $0.3 million in equipment costs mainly associated with the purchase of software licenses.

Restructuring

On September 30, 2013, we announced a plan to align our workforce with our strategic initiatives. This plan was completed by December 31, 2013 and resulted in a reduction in the size of our workforce, primarily in professional services. Restructuring charges for the fiscal year ended September 30. 2014 were approximately $26,000 as compared to $1.2 million for the fiscal year ended September 30, 2013.

Interest and Other Expense, Net

	Fiscal Years Ended September 30,
	2014	2013
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest (income) expense, net	$(12)	$357	$(369)	(103)%
Other expenses, net	116	658	(542)	(82)

For fiscal year 2014, interest (income) expense, net primarily related to interest income earned from our invested cash, net of financing costs related to our capital leases. The decrease in interest expense, net in the fiscal year ended September 30, 2014 as compared to same period the previous year was primarily due to the repayment in full of our term loan in May 2013 and continued repayment of existing capital leases.

Other expense, net decreased primarily due a $0.7 million re-measurement in the fair value of a convertible preferred stock warrant during the fiscal year ended September 30, 2013, partially offset by a $0.1 million foreign exchange gain.

Provision for Income Taxes

	Fiscal Years Ended September 30,
	2014	2013
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$384	$439	$(55)	(13)%

Provision for income taxes is primarily related to the state minimum tax and foreign tax on our profitable foreign operations. The change in income tax provision is primarily due to the change in income related to our foreign operations.

For the fiscal year ended September 30, 2014, the tax expense computed using the statutory federal tax rate would have been a benefit of $7.0 million as compared to the income tax provision of $0.4 million. The difference was primarily due to the valuation allowance, partially offset by research and development tax credits and state taxes net of federal benefit.

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

	Three Months Ended
	Dec 31, 2012	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014
	(in thousands, except per share amounts)
Revenues:
License and implementation	$12,462	$14,481	$16,419	$15,772	$9,530	$9,846	$8,073	$7,884
SaaS and maintenance	9,879	10,078	10,828	11,985	12,029	10,804	11,196	12,394

Total revenues	22,341	24,559	27,247	27,757	21,559	20,650	19,269	20,278

Cost of Revenues:
License and implementation(1)	5,560	6,800	7,527	6,945	4,599	4,544	3,812	3,697
SaaS and maintenance(1)	4,523	4,781	4,865	5,181	5,346	5,269	5,302	5,175

Total cost of revenues	10,083	11,581	12,392	12,126	9,945	9,813	9,114	8,872

Gross profit	12,258	12,978	14,855	15,631	11,614	10,837	10,155	11,406
Operating Expenses:
Research and development(1)	4,119	4,483	4,063	4,107	4,867	4,681	4,814	4,348
Sales and marketing(1)	5,336	5,770	5,256	4,782	5,293	6,336	6,664	7,705
General and administrative(1)	3,877	3,758	3,883	4,545	4,398	4,717	5,403	5,153
Restructuring	—	—	—	1,215	69	—	(43)	—

Total operating expenses	13,332	14,011	13,202	14,649	14,627	15,734	16,838	17,206

Income (loss) from operations	(1,074)	(1,033)	1,653	982	(3,013)	(4,897)	(6,683)	(5,800)
Interest (income) expense, net	126	115	85	31	(4)	(3)	(3)	(2)
Other (income) expenses, net	52	660	(48)	(6)	31	56	24	5

Income (loss) before income taxes	(1,252)	(1,808)	1,616	957	(3,040)	(4,950)	(6,704)	(5,803)
Provision for income taxes	61	88	81	209	83	82	96	123

Net income (loss)	(1,313)	(1,896)	1,535	748	(3,123)	(5,032)	(6,800)	(5,926)

(1) Includes stock-based compensation as follows:
Cost of Revenues:
License and implementation	40	90	240	221	216	330	206	153
SaaS and maintenance	74	114	215	219	225	184	167	173
Research and development	54	98	305	290	262	400	310	306
Sales and marketing	259	454	686	288	542	668	721	858
General and administrative	130	186	361	532	727	1,234	1,258	1,009

Total stock-based compensation expense	557	942	1,807	1,550	1,972	2,816	2,662	2,499

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents. As of September 30, 2014, we had cash and cash equivalents of $101.0 million. Since inception, we have financed our operations primarily through proceeds from the issuance of capital stock and since 2006 through cash flows from operations. In addition, in March 2013, upon the closing of our IPO, we received aggregate net proceeds of $101.1 million, net of underwriting discounts and commissions.

We believe our current cash and cash equivalents are sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of spending to support research and development efforts and expansion of our business and capital expenditures for the purchase of computer hardware and software. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Cash Flows

	Years Ended September 30,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities	$(6,050)	$(414)	$5,723
Cash flows from investing activities	(2,216)	(5,140)	(5,905)
Cash flows from financing activities	5,914	93,216	(2,449)

Cash Flows from Operating Activities

Net cash used in operating activities was $6.1 million for the fiscal year ended September 30, 2014. Net cash used in operating activities was $0.4 million for the fiscal year ended September 30, 2013 compared to net cash provided by operating activities of $5.7 million for the fiscal year ended September 30, 2012.

Net cash used in operating activities was $6.1 million during fiscal year ended September 30, 2014, and was primarily the result of our net loss of $20.9 million, partially offset by $1.1 million increase in net cash provided by operating assets and liabilities and $13.7 million of non-cash adjustments comprised of $10.0 million in stock-based compensation and $3.7 million in depreciation and amortization. The net cash increase provided by operating assets and liabilities consisted of a $3.9 million increase in deferred revenue associated with arrangements for which revenues were deferred at the outset of the arrangements, a $1.0 million decrease in accounts receivables, primarily reflective of collections in excess of billings, a $0.2 million decrease in deferred cost of implementation services and a decrease of $0.4 million in prepaid expenses and other assets. These were partially offset by decrease of $4.6 million in accrued employee compensation primarily reflecting the purchases made under our Employee Stock Purchase Plan (ESPP) program, and payment of bonuses, LeapFrogRx compensation charges and accrued restructuring charges.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $2.2 million, $5.1 million, and $5.9 million for the fiscal years ended September 30, 2014, 2013, and 2012, respectively.

Net cash used in investing activities for the fiscal year ended September 30, 2014 was primarily due to purchases of property and equipment of $1.8 million and $0.4 million associated with capitalization of software development costs.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $5.9 million and $93.2 million for the fiscal years ended September 30, 2014 and 2013, respectively. Net cash used in financing activities was $2.4 million for the fiscal year ended September 30, 2012.

Net cash provided by financing activities for the fiscal year ended September 30, 2014 primarily consisted of $6.2 million from exercises of stock options and purchases made under our ESPP, partially offset by $0.3 million related to the repayment of capital lease obligations.

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

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2014:

	Contractual Payment Obligations Due by Period
	Total	Less than 1 Year	1 to 3 Years	2 to 5 Years	More than 5 Years
Operating lease obligations(1)	$6,400	$2,100	$3,800	$500	$—
LeapFrogRx compensation charges(2)	964	964	—	—	—

Total	$7,364	$3,064	$3,800	$500	$—

(1)	Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities leases.
(2)	LeapFrogRx compensation charges represent additional consideration payable that is not subject to revenue earn-out criteria.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires our management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported disclosures about contingent assets and liabilities and reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include revenue recognition, legal contingencies, income taxes, stock-based compensation, software development costs and valuation of intangibles. These estimates and assumptions are based on our management’s best estimates and judgment. Our management regularly evaluates these estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.

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

Foreign Currency Exchange Risk

Our customers typically pay us in U.S. dollars, however in foreign jurisdictions; our expenses are typically denominated in local currency. Our expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. However, we believe that a 10% change in foreign exchange rates would not have a material impact on our results of operations. To date, we have not entered into foreign currency hedging contracts, but may consider entering into such contracts in the future. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 8.	Financial Statements and Supplementary Data

MODEL N, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Model N, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Model N, Inc. and its subsidiaries at September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

November 18, 2014

MODEL N, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	As of September 30,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$101,006	$103,350
Accounts receivable, (net of allowance for doubtful accounts of $0 and $46 at September 30, 2014 and 2013, respectively)	15,203	16,140
Deferred cost of implementation services, current portion	251	491
Prepaid expenses	2,092	3,225
Other current assets	322	342

Total current assets	118,874	123,548
Property and equipment, net	6,889	7,871
Goodwill	1,509	1,509
Intangible assets, net	587	918
Other assets	1,272	626

Total assets	$129,131	$134,472

Liabilities, Convertible Preferred Stock And Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,369	$468
Accrued employee compensation	9,194	13,941
Accrued liabilities	1,998	2,848
Deferred revenue, current portion	23,943	19,131
Capital lease obligations, current portion	—	318

Total current liabilities	36,504	36,706
Deferred revenue, net of current portion	2,585	3,507
Other long-term liabilities	1,078	641

Total liabilities	40,167	40,854

Commitments and contingencies (Note 5)
Convertible Preferred Stock
Convertible preferred stock, $0.00005 par value; no shares authorized, issued and outstanding at September 30, 2014 and 2013, respectively	—	—

Stockholders’ Equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 25,085 and 22,999 shares issued and outstanding at September 30, 2014 and 2013, respectively	4	3
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	172,245	156,032
Accumulated other comprehensive loss	(289)	(302)
Accumulated deficit	(82,996)	(62,115)

Total stockholders’ equity	88,964	93,618

Total liabilities, convertible preferred stock and stockholders’ equity	$129,131	$134,472

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Years Ended September 30,
	2014	2013	2012
Revenues:
License and implementation	$35,333	$59,134	$49,756
SaaS and maintenance	46,423	42,770	34,502

Total revenues	81,756	101,904	84,258

Cost of Revenues:
License and implementation	16,652	26,832	22,483
SaaS and maintenance	21,092	19,350	18,053

Total cost of revenues	37,744	46,182	40,536

Gross profit	44,012	55,722	43,722
Operating Expenses:
Research and development	18,710	16,772	17,695
Sales and marketing	25,998	21,144	19,640
General and administrative	19,671	16,063	10,584
Restructuring	26	1,215	—

Total operating expenses	64,405	55,194	47,919

(Loss) income from operations	(20,393)	528	(4,197)
Interest (income) expense, net	(12)	357	655
Other expenses, net	116	658	540

Loss before income taxes	(20,497)	(487)	(5,392)
Provision for income taxes	384	439	301

Net loss	$(20,881)	$(926)	$(5,693)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.86)	$(0.06)	$(0.73)

Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	24,399	15,979	7,815

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Fiscal Years Ended September 30,
	2014	2013	2012
Net loss	$(20,881)	$(926)	$(5,693)
Foreign currency translation gain (loss), net of taxes	13	(182)	—

Other comprehensive income (loss), net	13	(182)	—

Total comprehensive loss	$(20,868)	$(1,108)	$(5,693)

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at September 30, 2011	20,103	$41,776	7,583	$1	$5,912	$(120)	$(55,496)	$(49,703)
Issuance of common stock upon exercise of stock options	—	—	348	—	600	—	—	600
Issuance of restricted stock awards	—	—	200	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,533	—	—	2,533
Net loss	—	—	—	—	—	—	(5,693)	(5,693)

Balance at September 30, 2012	20,103	$41,776	8,131	1	9,045	(120)	(61,189)	(52,263)
Issuance of common stock upon initial public offering (IPO)	—	—	7,011	1	101,063	—	—	101,064
Reclassification of deferred offering cost from other assets to additional paid-in capital upon IPO	—	—	—	—	(3,256)	—	—	(3,256)
Conversion of convertible preferred stock to common stock upon IPO	(20,103)	(41,776)	7,250	1	41,775	—	—	41,776
Reclassification of preferred stock warrant liability to additional paid-in capital upon IPO	—	—	—	—	1,419	—	—	1,419
Adjustment to deferred offering cost	—	—	—	—	88	—	—	88
Issuance of common stock upon exercise of preferred stock warrant	—	—	72	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	565	—	860	—	—	860
Issuance of common stock upon release of restricted stock units	—	—	7	—	—	—	—	—
Cancellation of forfeited restricted stock awards	—	—	(37)	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,038	—	—	5,038
Other comprehensive loss	—	—	—	—	—	(182)	—	(182)
Net loss	—	—	—	—	—	—	(926)	(926)

Balance at September 30, 2013	—	$—	22,999	$3	$156,032	$(302)	$(62,115)	$93,618
Issuance of common stock upon exercise of stock options	—	—	1,689	1	3,034	—	—	3,035
Issuance of common stock upon release of restricted stock units	—	—	58	—	—	—	—	—
Issuance of common stock under stock purchase plans	—	—	339	—	3,203	—	—	3,203
Stock-based compensation	—	—	—	—	9,976	—	—	9,976
Other comprehensive income	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(20,881)	(20,881)

Balance at September 30, 2014	—	$—	25,085	$4	$172,245	$(289)	$(82,996)	$88,964

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years Ended September 30,
	2014	2013	2012
Cash Flows From Operating Activities:
Net loss	$(20,881)	$(926)	$(5,693)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,385	1,877	1,526
Amortization of intangible assets	331	330	234
Stock-based compensation	9,949	4,856	2,521
Changes in fair value of preferred stock warrant liability and other, net	—	671	345
Other non cash charges, net	83	151	221
Changes in assets and liabilities:
Accounts receivable	983	(3,719)	936
Prepaid expenses and other assets	407	(3,043)	(852)
Deferred cost of implementation services	242	925	(314)
Accounts payable	685	264	(284)
Accrued employee compensation	(4,624)	6,275	1,871
Other accrued and long-term liabilities	(500)	900	2,103
Deferred revenue	3,890	(8,975)	3,109

Net cash (used in) provided by operating activities	(6,050)	(414)	5,723

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,835)	(1,392)	(1,760)
Capitalization of software development costs	(381)	(3,741)	(1,145)
Net purchase of short-term investments	—	(7)	—
Acquisition of a business	—	—	(3,000)

Net cash used in investing activities	(2,216)	(5,140)	(5,905)

Cash Flows From Financing Activities:
Proceeds from initial public offering, net of offering costs of $7.6 million	—	101,064	—
Proceeds from exercise of stock options and employee stock purchase plan	6,238	860	600
Payments for deferred offering costs	(6)	(2,914)	(220)
Principal payments on capital lease obligations	(318)	(586)	(537)
Principal payments on loan	—	(5,208)	(2,292)

Net cash (used in) provided by financing activities	5,914	93,216	(2,449)

Effect of exchange rate changes on cash and cash equivalents	8	(80)	(21)
Net increase (decrease) in cash and cash equivalents	(2,344)	87,582	(2,652)
Cash and cash equivalents
Beginning of year	103,350	15,768	18,420

End of year	$101,006	$103,350	$15,768

Supplemental Disclosure of Cash Flow Data:
Cash paid for income taxes	$246	$270	$273
Cash paid for interest	11	298	634
Noncash Investing and Financing Activities:
Acquisition of property and equipment under capital leases	$—	$—	$95
Capitalized stock options in software development costs	27	182	12
Conversion of preferred stock warrant to common stock warrant	—	1,419	—
Net settlement for exercise of common stock warrant	—	300	—
Conversion of convertible preferred stock to common stock	—	41,776	—
Deferred offering costs not yet paid	—	6	473

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

Fiscal Year

The Company’s fiscal year ends on September 30. References to fiscal year 2014, for example, refer to the fiscal year ended September 30, 2014.

2. Summary of Significant Accounting Policies and Estimates

Basis for Presentation

The Company’s consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation. The Company has evaluated subsequent events through the date that the financial statements were issued.

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

License and Implementation

License and implementation revenues include revenues from the sale of perpetual software licenses for the Company’s solutions and related implementation services. Based on the nature and scope of the implementation services, the Company has concluded that generally the implementation services are essential to its customers’ usability of its on premise solutions, and therefore, the Company recognizes revenues from the sale of software licenses for its on premise solutions and related implementation services on a percentage-of-completion basis over the expected implementation period. The Company estimates the length of this period based on a number of

MODEL N, INC.

Notes to Consolidated Financial Statements

factors, including the number of licensed applications and the scope and complexity of the customer’s deployment requirements. The percentage-of-completion computation is measured by the hours expended on the implementation of the Company’s software solutions during the reporting period as a percentage of the total hours estimated to be necessary to complete the implementation of the Company’s software solutions.

SaaS and Maintenance

SaaS and maintenance revenues primarily include subscription and related implementation fees from customers accessing the Company’s cloud-based solutions and revenues associated with maintenance and support contracts from customers using on premise solutions. Also included in SaaS and maintenance revenues are other revenues, including revenues related to application support, training and customer-reimbursed expenses.

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

MODEL N, INC.

Notes to Consolidated Financial Statements

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

Costs of Revenues

Cost of license and implementation revenues consists primarily of personnel-related costs including salary, bonus, stock-based compensation and overhead allocation as well as third-party contractors, royalty fees paid to third parties for the right to intellectual property and travel-related expenses. Cost of SaaS and maintenance revenues consists primarily of personnel-related costs including salary, bonus, stock-based compensation and overhead allocation as well as reimbursable expenses, third-party contractors, amortization of costs recorded on internally developed software and data center-related expenses.

Deferred cost of implementation services consists of costs related to implementation services that were provided to the customer but the revenues for the services have not yet been recognized, provided however that the customer is contractually required to pay for the services. These costs primarily consist of personnel costs. As of September 30, 2014 and 2013, the deferred cost of implementation services totaled $0.6 million and $0.8 million, respectively.

Warranty

The Company provides limited warranties on all sales and provides for the estimated cost of warranties at the date of sale. The estimated cost of warranties has not been material to date.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is their respective local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rate as of the applicable consolidated balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. The effects of foreign currency translations are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity (deficit) in the accompanying consolidated statements of stockholders’ equity. Realized gains and losses from foreign currency transactions are included in other expenses, net in the consolidated statements of operations and have not been material for all periods presented.

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

MODEL N, INC.

Notes to Consolidated Financial Statements

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

The following customers comprised 10% or more of the Company’s accounts receivable at September 30, 2014 and 2013 and of the Company’s total revenues for the fiscal years ended September 30, 2014, 2013 and 2012, respectively:

	As of September 30,
	2014	2013
Accounts Receivable
Company A	12%	21%
Company B	*	14
Company C	*	10

	Fiscal Years Ended September 30,
	2014	2013	2012
Revenue
Company A	*	12%	14%
Company B	*	*	10%
Company C	15%	12%	*

*	Less than 10%

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

Revenue that has been recognized, but for which the Company has not invoiced the customer, amounting to $0.8 million and $1.6 million is recorded as unbilled receivables and is included in accounts receivables in the consolidated balance sheets as of September 30, 2014 and 2013, respectively. Invoices that have been issued before revenue has been recognized are recorded as deferred revenue in the consolidated balance sheets.

MODEL N, INC.

Notes to Consolidated Financial Statements

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

Capital Leases

Computer equipment leases are capitalized when the Company assumes substantially all risks and benefits of ownership of the computer equipment. Accordingly, the Company records the asset and obligation at an amount equal to the lesser of the fair market value of the computer equipment or the net present value of the minimum lease payments at the inception of the lease. Leased computer equipment is depreciated using the straight-line basis over the shorter of its estimated useful life or the lease term.

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

Goodwill and Other Intangible Assets

The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests. The Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if an event or circumstance indicates that impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business environment, among other things. If the conclusion of a qualitative assessment is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company estimates the fair value of the reporting unit and compares this amount to the

MODEL N, INC.

Notes to Consolidated Financial Statements

carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. During the fourth quarter of fiscal 2014, the Company completed its annual impairment test of goodwill. Based upon the qualitative assessment, the Company determined that its goodwill was not impaired as of September 30, 2014. There are no impairment charges related to purchased intangible assets during the fiscal year 2014 and 2013. Other intangible assets, consisting of developed technology, backlog, non-competition agreements and customer relationships, are stated at fair value less accumulated amortization. All intangible assets have been determined to have finite lives and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from three to five years. Amortization expense related to developed technology is included in cost of SaaS and maintenance revenue while amortization expense related to backlog, non-competition agreements and customer relationships is included in sales and marketing expense.

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

There were no Level 2 or 3 securities as of September 30, 2014 or 2013, respectively.

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

MODEL N, INC.

Notes to Consolidated Financial Statements

The Company capitalizes certain software development costs incurred in connection with its cloud-based software platform for internal use. The Company capitalizes software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. When development becomes substantially complete and ready for its intended use, such capitalized costs are amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years. Costs associated with preliminary project stage activities, training, maintenance and all post implementation stage activities are expensed as incurred. The Company capitalized software development costs of $0.4 million and $3.9 million during the fiscal years ended September 30, 2014 and 2013, respectively.

Sales Commissions

Sales commissions are recognized as an expense upon booking the contract. Substantially all of the compensation due to the sales force is earned at the time of the contract signing, with limited ability to recover any commissions paid if a contract is terminated.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. The Company incurred no advertising and promotion costs during the fiscal years ended September 30, 2014 and 2012. The Company incurred $1,000 of advertising and promotion costs during the fiscal year ended September 30, 2013.

Employee Benefit Plan

The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code (IRC). There were no matching or discretionary employer contributions made to this plan during any periods presented.

Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards granted to our employees and directors including stock options, employee stock purchase plan, performance-based restricted stock units and restricted stock is measured and recognized based on the estimated fair value of the award on the grant date. The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock options and ESPP shares. For restricted stock awards and units, fair value is based on the closing price of our common stock on the grant date. The fair value is recognized as an expense, net of estimated forfeitures on a straight-line basis, over the requisite service period, which is generally the vesting period of the respective award. In addition, the Company uses the Monte-Carlo simulation option-pricing model to determine the fair value of performance-based restricted stock units that contain a market condition such as those granted to the Company’s three senior executives and approved by the Compensation Committee of the Board on December 6, 2013. The Monte-Carlo simulation option-pricing model takes into account the same input assumptions as the Black-Scholes-Merton model; however, it also further incorporates into the fair-value determination, the possibility that the market condition may not be satisfied. The determination of the fair value of performance-based restricted stock units using an option-pricing model is affected by the Company’s stock price and its performance in relation to its peer group. The compensation costs related to performance-based restricted stock units with a market-based condition are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. The models requires the use of subjective assumptions to determine the fair value of stock option awards, including the expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends. The Company periodically estimates the portion of awards which will ultimately vest based on its historical forfeiture experience. These estimates are adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from the prior estimates.

MODEL N, INC.

Notes to Consolidated Financial Statements

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

As of September 30, 2014 and 2013, the Company had gross deferred income tax assets, related primarily to net operating loss (NOL) carry forwards, deferred revenues, accruals and reserves that are not currently deductible and depreciable and amortizable items of $34.7 million and $26.9 million, respectively, which have been fully offset by a valuation allowance. Utilization of these net loss carry forwards is subject to the limitations of IRC Section 382. During the year ended September 30, 2013, the Company undertook a study of NOL carry forwards and determined that most of its NOL carry forwards are not subject to the limitations of IRC Section 382. However, in the future, some portion or all of these carry forwards may not be available to offset any future taxable income.

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

Net (Loss) Income per Share

The Company’s basic net (loss) income per share attributable to common stockholders is calculated by dividing the net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, which excludes unvested restricted stock awards. The diluted net (loss) income per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, warrants outstanding, options to purchase common stock, unvested restricted stock awards and unvested restricted stock units are considered to be common stock equivalents.

MODEL N, INC.

Notes to Consolidated Financial Statements

Since the Company has issued securities other than common stock that participate in dividends with the common stock, or participating securities, it is required to apply the two-class method to compute the net (loss) income per share attributable to common stockholders. The Company determined that as of the end of the fiscal year 2012, it had participating securities outstanding in the form of noncumulative convertible preferred stock that share in dividends with common stock. The two-class method requires that the Company calculate the net (loss) income per share using net income attributable to the common stockholders which will differ from the Company’s net income. Net (loss) income attributable to the common stockholders is generally equal to the net (loss) income less assumed periodic preferred stock dividends with any remaining earnings, after deducting assumed dividends, to be allocated on a pro rata basis between the outstanding common and preferred stock as of the end of each period.

Comprehensive (Loss) Income

Comprehensive income (loss) income is comprised of net income (loss) income and other comprehensive (loss) income. Other comprehensive (loss) income primarily includes foreign currency translation adjustments.

Recently Adopted Accounting Pronouncements

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

New Accounting Pronouncements

In August, 2014 the FASB issued ASU No. 2014-15—Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update provides guidance on evaluating whether there is substantial doubt about the organization’s ability to continue as a going concern and how underlying conditions should be disclosed in the footnotes to the financial statements. The update is effective for the fiscal year beginning after December 15, 2016, with early application permitted. The Company does not anticipate that adoption of this update will have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12—Compensation—Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (Topic 718). This update requires that a performance target which affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The Company does not anticipate that the adoption of this update will have a material impact on its consolidated financial statements.

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

MODEL N, INC.

Notes to Consolidated Financial Statements

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

In April 2014, the FASB ASU No. 2014-08—Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update changes the criteria for reporting discontinued operations. The update expands the definition of discontinued operations to include the sale or disposal of a component of a Company, if the sale or disposal creates a strategic shift or major effect in the Company’s operations and financial results. A component of a Company includes any segment, reporting unit, subsidiary, or asset group. The update requires expanded disclosures about a disposal of a component. The update is effective beginning January 1, 2015 with early adoption permitted for disposals that have not been reported in previously-issued financial statements. The impact to the Company will be dependent on any transaction that is within the scope of this update.

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

3. Consolidated Balance Sheet Components

Components of prepaid expenses, property and equipment, goodwill and intangibles, other assets, accrued employee compensation and accrued liabilities consisted of the following:

Prepaid Expenses

	As of September 30,
	2014	2013
	(in thousands)
Prepaid royalties	$392	$190
Prepaid taxes	44	185
Other prepaid expenses	1,656	2,850

Total prepaid expenses	$2,092	$3,225

MODEL N, INC.

Notes to Consolidated Financial Statements

Property and Equipment

	As of September 30,
	2014	2013
	(in thousands)
Computer software and equipment	$6,931	$6,820
Furniture and fixtures	477	1,130
Leasehold improvements	804	733
Software development costs	5,488	5,080

Total property and equipment	13,700	13,763
Less: Accumulated depreciation and amortization	(6,811)	(5,894)

Property and equipment, net	6,889	7,869
Add: Construction in progress	—	2

Total property and equipment, net	$6,889	$7,871

Computer equipment acquired under the capital leases is included in property and equipment and consisted of the following:

	As of September 30,
	2014	2013
	(in thousands)
Computer software and equipment	$823	$1,376
Less: Accumulated depreciation and amortization	(819)	(1,096)

Total computer software and equipment, net	$4	$280

Depreciation and amortization expense including depreciation of assets under capital leases totaled $3.4 million, $1.9 million and $1.5 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Goodwill and Intangible Assets

	Estimated Useful Life (in Years)	As of September 30,
		2014	2013
		(in thousands)
Intangible Assets:
Developed technology	5	$2,214	$2,214
Backlog	5	100	100
Non-competition agreement	3	100	100
Customer relationships	3	1,018	1,018
Less: Accumulated amortization		(2,845)	(2,514)

Total intangible assets		$587	$918

Goodwill		$1,509	$1,509

The Company recorded amortization expense related to the acquired intangible assets of $0.3 million, $0.3 million and $0.2 million during the fiscal years ended September 30, 2014, 2013, and 2012, respectively.

MODEL N, INC.

Notes to Consolidated Financial Statements

Estimated future amortization expense for the intangible assets as of September 30, 2014 is as follows:

Fiscal Years Ending September 30,
(in thousands)
2015	$270
2016	245
2017	72

Total future amortization	$587

Other Assets

	As of September 30,
	2014	2013
	(in thousands)
Deferred cost of implementation services, net of current portion	$317	$319
Other	955	307

Total other assets	$1,272	$626

Accrued Employee Compensation

	As of September 30,
	2014	2013
	(in thousands)
Consideration in connection with acquisition (Note 11)	$870	$1,373
Restructuring (Note 10)	—	1,182
Accrued employee benefits	8,324	11,386

Total accrued employee compensation	$9,194	$13,941

Accrued Liabilities

	As of September 30,
	2014	2013
	(in thousands)
Taxes payable	$191	$232
Other customer payables	141	150
Other accrued liabilities	1,666	2,466

Total accrued liabilities	$1,998	$2,848

4. Financial Instruments

The table below sets forth the Company’s cash equivalents as of September 30, 2014 and 2013, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement. The Company had no liabilities measured at fair value on a recurring basis.

MODEL N, INC.

Notes to Consolidated Financial Statements

Cash equivalents in the tables below exclude $55.5 million and $7.8 million held in cash by the Company in its bank and investment accounts as of September 30, 2014 and 2013, respectively.

There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the fiscal years ended September 30, 2014 and 2013.

The following tables show the Company’s available-for-sale securities’ adjusted cost; gross unrealized gains, gross unrealized losses and fair value recorded as cash equivalents as of September 30, 2014 and 2013:

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of September 30, 2014:
Assets:
Cash equivalents:
Money market fund deposits	$11,463	$—	$—	$11,463
U.S. treasury bills	34,050	—	—	34,050

Total	$45,513	$—	$—	$45,513

As of September 30, 2013:
Assets:
Cash equivalents:
U.S. treasury bills	$95,508	$—	$—	$95,508

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
As of September 30, 2014:
Cash equivalents:
Money market fund deposits	$11,463	$—	$—	$11,463
U.S. treasury bills	34,050	—	—	34,050

Total	$45,513	$—	$—	$45,513

As of September 30, 2013:
Cash equivalents:
U.S. treasury bills	$95,508	$—	$—	$95,508

5. Commitments and Contingencies

Leases

The Company leases facilities under noncancelable operating leases, and leases certain computer equipment under capital leases and acquired certain equipment under an equipment loan. The Company entered into a new operating lease for the Company’s facility in Redwood City, California for a period of 42 months beginning in July 2014. Rent expense under noncancelable operating leases for the fiscal years ended September 30, 2014, 2013 and 2012 was $2.0 million, $1.7 million and $1.5 million, respectively.

MODEL N, INC.

Notes to Consolidated Financial Statements

As of September 30, 2014, future minimum payments under operating leases were as follows:

	Contractual Payment Obligations Due by Period
	Total	Less than 1 Year	1 to 3 Years	2 to 5 Years	More than 5 Years
Operating lease obligations(1)	$6,400	$2,100	$3,800	$500	$—

(1)	Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities leases.

Loan Financing Arrangements

In October 2010, the Company entered into an amended and restated loan and security agreement with a lender and refinanced its revolving `credit facility with a term loan of $7.5 million. The principal amount outstanding bears a fixed interest rate at 8.0% per annum. The amended and restated loan and security agreement required interest only payments until October 1, 2011 and thirty six (36) equal monthly installments of principal with accrued interest thereafter until maturity on October 1, 2014. The Company pledged all assets excluding any intellectual property to the lender as collateral. The Company repaid this term loan in full in May 2013.

In connection with the amended and restated loan and security agreement, the Company issued a warrant to purchase 86,655 shares of Series C Preferred Stock at an exercise price of $3.462 per share to the lender (see Note 12).

For the fiscal years ended September 30, 2014, 2013 and 2012, the Company recorded an interest expense of $0, $0.4 million and $0.5 million, respectively.

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

The Company has not had to reimburse any of its customers for losses related to indemnification provisions, and there were no material claims against the Company outstanding as of September 30, 2014 and 2013. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the software license, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.

As permitted under Delaware law, the Company has indemnification arrangements with respect to its officers and directors, indemnifying them for certain events or occurrences while they serve as officers or directors of the Company.

Legal Proceedings

The Company is involved in litigation arising from the Company’s initial public offering, or IPO. The Company accrues a liability when management believes that it is both probable that a liability has been incurred

MODEL N, INC.

Notes to Consolidated Financial Statements

and the amount of loss can be reasonably estimated. As of September 30, 2014, it was not reasonably possible that any material loss had been incurred. The Company reviews these matters at least quarterly and adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to the case discussed below. The Company believes that any damage amounts claimed in the specific matter discussed below is not a meaningful indicator of the Company’s potential liability. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies.

On September 5, 2014, a purported securities class action lawsuit was filed in the Superior Court of the State of California, County of San Mateo, against the Company, certain of the Company’s current and former directors and executive officers and underwriters of the Company’s IPO. The lawsuit was brought by a purported stockholder of the Company seeking to represent a class consisting of all those who purchased Company stock pursuant and/or traceable to the Company’s Registration Statement and Prospectus issued in connection with the Company’s IPO. The lawsuit asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and seeks unspecified damages and other relief. The Company believes that the claims are without merit and intends to defend the lawsuit vigorously.

6. Stock-Based Compensation

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

MODEL N, INC.

Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

The 2013 Employee Stock Purchase Plan (ESPP) became effective on March 19, 2013. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value, as defined in the ESPP, subject to any plan limitations. Except for the initial offering period, the ESPP provides for six-month offering periods, starting on February 20 and August 20 of each year. The initial offering period began on March 19, 2013 and ended on February 19, 2014.

Restricted Stock Awards Issued to Certain Employees in Connection with the LeapFrogRx Acquisition

In January 2012, the Company issued 200,000 shares of common stock to certain employees of LeapFrogRx in connection with the acquisition of LeapFrogRx. Of these shares, 36,818 shares were forfeited during fiscal year 2013. There were 29,849 shares subject to repurchase as of September 30, 2013 and no shares subject to repurchase as of September 30, 2014 as these shares were fully vested. The total fair value on their respective vesting dates of the restricted stock awards that vested during the fiscal years ended September 30, 2014 and 2013 was $ 0.1 million and $0.4 million, respectively.

Performance-based Restricted Stock Units

On December 6, 2013, the Compensation Committee of the Board approved initial grants of an aggregate of 280,000 performance-based restricted stock units to three of the Company’s senior officers, including the Chief Executive Officer and the Chief Financial Officer. Under the terms of these grants, the actual number of shares released could be 0% to 250% of the initial grant based on the Company’s total shareholder return (TSR) relative to the TSR of the Russell 3000 index (Index) over a three-year period. In any of the three years, no shares will be released if the TSR of the Company’s common stock is below the 30th percentile relative to the Index; 100% of the initial grant will be released if the Company’s TSR is at the 50th percentile relative to the Index; and 250% of the initial grant will be released if the Company’s TSR is over the 90th percentile relative to the Index. These grants vest as to one-third on each annual anniversary of November 22, 2013, with a “catch-up” provision such that shares not earned in a prior year may be earned in a subsequent year subject to the Company’s TSR achieving a certain level relative to the Index and exceeding the prior year’s TSR. These grants have a ten-year term, subject to their earlier termination upon certain events including the awardee’s termination of employment. As of September 30, 2014 approximately 43,000 of performance based stock units were forfeited. The weighted-average assumptions used to estimate the fair values of these awards were determined using the following assumptions for the fiscal year ended September 30, 2014:

Risk-free interest rate	0.63%
Dividend yield	—
Volatility	39%

MODEL N, INC.

Notes to Consolidated Financial Statements

Activities of Stock Options, Restricted Stock Units, Performance-based Restricted Stock Units and Restricted Stock Awards

		Outstanding Awards
	Shares Available for Grant	Number of Stock Options	Weighted Average Exercise Price	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Awards
		(in thousands, except exercise price and grant date fair value)
Balance at September 30, 2011	989	3,787	$1.62	—	$—	—
Increase in shares reserved	1,333	—	—	—	—	—
Granted	(1,788)	1,568	10.05	20	10.92	200
Exercised/released	—	(348)	1.74	—	—	(200)
Forfeited	282	(282)	4.44	—	—	—
Expired	166	(166)	1.59	—	—	—

Balance at September 30, 2012	982	4,559	4.34	20	10.92	—
Increase in shares reserved	2,761	—	—	—	—	—
Granted	(1,360)	272	13.86	1,088	15.73	—
Exercised/released	—	(565)	1.52	(7)	12.27	—
Forfeited	502	(355)	8.00	(110)	15.57	(37)
Cancelled	—	—	—	—	—	37
Expired	43	(43)	4.35	—	—	—

Balance at September 30, 2013	2,928	3,868	$5.07	991	$15.68	—
Increase in shares reserved	1,150	—	—	—	—	—
Granted(1)	(1,774)	—	—	1,774	9.89	—
Exercised/released	—	(1,689)	1.80	(58)	16.83	—
Forfeited(1)	620	(178)	11.29	(442)	8.79	—
Expired	120	(120)	10.60	—	—	—

Balance at September 30, 2014(1)	3,044	1,881	$7.07	2,265	$12.46	—

(1)	Includes shares issuable as performance-based restricted stock units

The following table summarizes certain information of the stock options as of September 30, 2014:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Vested and expected to vest	1,881	$7.07	5.98	$7.1
Exercisable	1,470	$5.80	5.45	$6.9

The following table summarizes certain information of the unvested awards as of September 30, 2014:

	Stock Options	Restricted Stock	ESPP
Total compensation cost for unvested (in millions)	$1.4	$12.1	$0.3
Weighted-average period to recognize (in years)	2.0	2.2	0.4

MODEL N, INC.

Notes to Consolidated Financial Statements

The following table summarizes certain information of the stock options for periods presented:

	Fiscal Years Ended September 30,
	2014	2013	2012
	(in millions, expect grant date fair value)
Weighted average per share grant date fair value	$—	$6.64	$4.50
Total intrinsic value of stock options exercised	$13.8	$7.0	$3.0
Total fair value of shares vested	$0.6	$0.6	$0.3

Stock-based Compensation

Stock-based compensation is as follows:

	Fiscal Years Ended September 30,
	2014	2013	2012
	(in thousands)
Cost of revenues:
License and implementation	$905	$591	$298
SaaS and maintenance	749	622	561

Total stock-based compensation in cost of revenues	1,654	1,213	859

Operating expenses:
Research and development	1,278	747	297
Sales and marketing	2,789	1,687	1,103
General and administrative	4,228	1,209	262

Total stock-based compensation included in operating expenses	8,295	3,643	1,662

Stock-based compensation included in operating loss	9,949	4,856	2,521
Stock-based compensation capitalized as software development cost	27	182	12

Total stock-based compensation	$9,976	$5,038	$2,533

Valuation Assumptions

The following table presents the weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented:

	Fiscal Years Ended September 30,
	2014(1)	2013	2012
Common stock valuation	$—	$13.95	$9.57
Risk-free interest rate	—	1.10%	0.97%
Dividend yield	—	—	—
Volatility	—	50%	50%
Expected term (in years)	—	6.08	6.01

(1)	No stock options were granted in the fiscal year ended September 30, 2014

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

MODEL N, INC.

Notes to Consolidated Financial Statements

The following table presents the weighted-average assumptions used to estimate the fair value of rights to acquire stock granted under the Company’s Employee Stock Purchase Plan:

	Fiscal Years Ended September 30,
	2014	2013	2012
Risk-free interest rate	0.12%	0.15%	—%
Dividend yield	—	—	—
Volatility	34%	36%	—%
Expected term (in years)	0.77	0.91	—

7. Income Taxes

The components of loss before income taxes are as follows:

	Fiscal Years Ended September 30,
	2014	2013	2012
	(in thousands)
Domestic	$(21,279)	$(1,340)	$(6,114)
Foreign	782	853	722

Loss before taxes	$(20,497)	$(487)	$(5,392)

The Company has made no provision for U.S. income taxes on approximately $2.1 million of cumulative undistributed earnings of certain foreign subsidiaries at September 30, 2014 because it is the Company’s intention to reinvest such earnings permanently. The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The components of the provision for income taxes are as follows:

	Fiscal Years Ended September 30,
	2014	2013	2012
	(in thousands)
Current
State	$53	$54	$8
Foreign	295	355	267

	348	409	275

Deferred
Federal	27	27	23
State	9	3	3

	36	30	26

Total provision for income taxes	$384	$439	$301

MODEL N, INC.

Notes to Consolidated Financial Statements

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	Fiscal Years Ended September 30,
	2014	2013	2012
	(in thousands)
Tax at statutory federal rate	$(6,969)	$(165)	$(1,833)
State tax, net of federal benefit	53	54	(214)
Permanent differences	727	1,053	87
Foreign tax rate differential	29	65	22
Change in valuation allowance	6,625	128	2,670
Research and development tax credits	(175)	(726)	(393)
Foreign tax credits	35	(27)	—
Change in deferred tax liabilities	36	30	—
Other	23	27	(38)

Total provision for income taxes	$384	$439	$301

The Company is subject to income taxes in U.S. federal and various state, local and foreign jurisdictions. The tax years ended from September 2000 to September 2014 remain open to examination due to the carryover of unused net operating losses or tax credits.

Deferred tax assets and liability consisted of the following:

	As of September 30,
	2014	2013
	(in thousands)
Deferred tax assets:
Depreciation and amortization	$(425)	$(1,147)
Accruals and other	6,833	5,005
Deferred revenue	3,045	877
NOL carry-forward	18,917	16,416
Research and development tax credits	6,315	5,744

Total deferred tax assets	34,685	26,895
Valuation allowance	(34,685)	(26,895)

Net deferred tax assets	$—	$—

Deferred tax liabilities:
Intangibles	$89	$56

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company had established a valuation allowance to offset net deferred tax assets at September 30, 2014, 2013 and 2012 due to the uncertainty of realizing future tax benefits from its net operating loss carry-forwards and other deferred tax assets. The net change in the total valuation allowance for the year ended September 30, 2014 was an increase of approximately $7.8 million.

At September 30, 2014, the Company has federal and California net operating loss carry-forwards of approximately $58.5 million and $26.3 million, respectively. The federal and California net operating losses will begin expiring in 2021 and 2015, respectively. At September 30, 2014, the Company also had other state net operating loss carry-forwards of approximately $0.5 million which will begin expiring in 2016. At September 30,

MODEL N, INC.

Notes to Consolidated Financial Statements

2014, the Company had federal and state research credit carry forwards of approximately $4.3 million and $5.3 million, respectively. The federal research and development credit carry-forwards will begin expiring in 2020. The California tax credit can be carried forward indefinitely.

The Company is tracking its deferred tax assets attributable to stock option benefits in a separate memo account pursuant to ASC 718. Therefore, these amounts are not included in the Company’s gross or net deferred tax assets. As of September 30, 2014, 2013 and 2012, the Company had stock option benefits of approximately $3.1 million, $0.9 million and $0.5 million, respectively. Pursuant to ASC 718-740-25-10, the stock option benefits will be recorded to equity when they reduce cash taxes payable.

As of September 30, 2014, the Company had unrecognized tax benefits of approximately $2.5 million. It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the next twelve months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2014, there was a liability of $0.3 million related to uncertain tax positions recorded on the financial statements

Internal Revenue Code section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income can be offset by net operating (“NOL”) carry-forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. The Company’s capitalization described herein may have resulted in such a change. Generally, after a control change, a loss corporation cannot deduct NOL carry-forwards in excess of the Section 382 limitation. A high level IRC Section 382 analysis has been performed as of September 30, 2013 and determined there would be no effect on the NOL Deferred Tax Asset if ownership changes occurred.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Years Ended September 30,
	2014	2013	2012
	(in thousands)
Unrecognized tax benefits at the beginning of the period	$1,979	$1,683	$1,438
Gross increase based on tax positions during the prior period	18	78	—
Gross increase based on tax positions during the current period	516	218	245

Unrecognized tax benefits at the end of the period	$2,513	$1,979	$1,683

MODEL N, INC.

Notes to Consolidated Financial Statements

8. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders under the two-class method during the period presented:

The following weighted average shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Fiscal Years Ended September 30,
	2014	2013	2012
	(in thousands, except share and per share data)
Numerator:
Basic and diluted:
Net loss attributable to common stockholders	$(20,881)	$(926)	$(5,693)

Denominator:
Basic and diluted:
Weighted Average Shares Used in Computing Net Loss per Share Attributable to Common Stockholders; basic and diluted	24,399,387	15,979,481	7,815,258

Net Loss per Share Attributable to Common Stockholders; basic and diluted	$(0.86)	$(0.06)	$(0.73)

The following weighted average shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Fiscal Years Ended September 30,
	2014	2013	2012
Stock options	1,971,126	4,254,831	4,089,654
Restricted stock awards, performance-based restricted stock units and restricted stock units	1,016,181	620,528	93,807
Preferred stock warrant	—	44,398	86,655
ESPP	22,588	9,313	—

9. Geographic Information

The Company has one operating segment with one business activity—developing and monetizing revenue management solutions.

Revenues from External Customers

Revenues from customers outside the United States were 11%, 14% and 9% of total revenues for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

MODEL N, INC.

Notes to Consolidated Financial Statements

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region:

	As of September 30,
	2014	2013
	(in thousands)
United States	$5,858	$6,811
Other	1,031	1,060

Total property and equipment, net	$6,889	$7,871

10. Restructuring Charges

On September 30, 2013, the Company announced a plan to align its workforce with the Company’s strategic initiatives that included a reduction in the size of the Company’s workforce, primarily in professional services. The Company recorded a workforce reduction restructuring charge of $26,000 and $1.2 million in fiscal years 2014 and 2013, respectively, primarily related to employee separation packages, which included severance pay, benefits continuation and outplacement costs. As of September 30, 2014 the Company had completed its restructuring activities.

A roll-forward of the restructuring activity is summarized below:

	Fiscal Years Ended September 30,
	2014	2013
	(in thousands)
Opening balance	$1,182	$—
Amounts accrued	26	1,215
Cash payments	(1,208)	(33)

Balance of accrual	$—	$1,182

11. Acquisition

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

MODEL N, INC.

Notes to Consolidated Financial Statements

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

The Company paid $1.0 million each in January 2014 and 2013 and $3.0 million in July 2012. A future payment of $1.0 million is due January, 2015. Due to the employment service criteria associated with these payments, expenses are being recognized ratably over the term of each payment beginning from the date of the acquisition. The Company recognized compensation expenses of $0.5 million, $1.1 million and $4.3 million during the fiscal year ended September 30, 2014, 2013 and 2012, respectively.

In accordance with the terms of the purchase consideration, up to $1.0 million of earn-out consideration is payable each year based on revenue recognized during the twelve-month period ending January 2013 and the twelve-month period ending January 2014. Due to the employment service criteria associated with these payments, expenses are being recognized ratably over the term of each payment beginning from the date of acquisition. The Company recognized an expense of $0 million, a credit of $0.4 million and an expense of $0.4 million during the fiscal years ended September 30, 2014, 2013 and 2012, respectively. The Company offered one-time retention bonus amounts to the former employees of LeapFrogRx, totaling $0.3 million payable in January 2013 and guaranteed bonus payments totaling $0.4 million for the fiscal year ended September 30, 2012, subject to continuous employment. In addition, the Company issued 200,000 shares of restricted stock to certain employees of LeapFrogRx (see Note 6).

Included in the Company’s consolidated statement of operations for the fiscal year ended September 30, 2012, were revenues of approximately $6.0 million from LeapFrogRx since its acquisition in January 2012.

The Company did not make any acquisitions during fiscal years 2013 and 2014.

12. Convertible Preferred Stock

Upon the closing of the IPO, all outstanding shares of convertible preferred stock were converted into shares of common stock, and an outstanding warrant to purchase convertible preferred stock automatically converted into a warrant to purchase 86,655 shares of common stock.

MODEL N, INC.

Notes to Consolidated Financial Statements

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

Prior to the closing of the IPO, the Company re-measured the fair value of the preferred stock warrant at each balance sheet date. The fair value of the outstanding warrant was classified within non-current liabilities on the consolidated balance sheets, and any changes in fair value were recognized as a component of other expenses, net in the consolidated statements of operations.

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

	Fiscal Years Ended September 30,
	2013	2012
Risk-free interest rate	0.92%	0.83%
Dividend yield	—	—
Volatility	45%	53%
Expected term (in years)	5.92	8.05

The change in the fair value of the convertible preferred stock warrant liability is summarized below:

	Fiscal Years Ended September 30,
	2013	2012
Opening balance	$748	$403
Issuance of convertible preferred stock warrant	—	—
Increase in fair value	671	345
Reclassification of warrant liability to additional paid-in capital	(1,419)	—

Closing balance	$—	$748

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014 using the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the COSO framework, our management has concluded that our internal control over financial reporting is effective as of September 30, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information about our Executive Officers and our Directors is incorporated by reference to information contained in the Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2014.

We have adopted a code of business conduct for directors and a code of business conduct for all of our employees, including our executive officers, and those employees responsible for financial reporting. Both codes of business conduct are available on the investor relations portion of our website at investor.modeln.com. A copy may also be obtained without charge by contacting Investor Relations, Model N, Inc., 1600 Seaport Boulevard, Suite 400, Pacific Shores Center, Building 6, Redwood City, CA 94063 or by calling (650) 610-4998.

We plan to post on our website at the address described above any future amendments or waivers of our codes of business conduct.

ITEM 11.	Executive Compensation

The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2014.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2014.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2014.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2014.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements

The financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedule

Schedule II—Valuation and qualifying accounts

The table below presents the changes in the allowance for doubtful receivables and valuation allowance for deferred tax assets for the fiscal years ended September 30, 2014, 2013, and 2012, respectively.

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs and Deductions	Balance at End of Period
Allowance for doubtful receivables
Year Ended September 30, 2014	$46	—	46	$—
Year Ended September 30, 2013	$55	48	57	$46
Year Ended September 30, 2012	$10	55	10	$55

Valuation allowance for deferred tax assets
Year Ended September 30, 2014	$26,895	7,790	—	$34,685
Year Ended September 30, 2013	$27,515	—	620	$26,895
Year Ended September 30, 2012	$24,845	2,670	—	$27,515

(3)	Exhibits

The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-35840	3.1	5/10/2013

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-35840	3.2	5/10/2013

4.1	Form of Registrant’s Common Stock certificate	S-1	333-186668	4.01	3/7/2013

4.2	Amended and Restated Investor Rights Agreement dated December 12, 2003 by and among Registrant and certain of its stockholders	S-1	333-186668	4.02	2/13/2013

10.1	Form of Indemnity Agreement to be entered into between Registrant and each of its officers and directors	S-1	333-186668	10.01	3/12/2013

10.2†	2000 Stock Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.02	2/13/2013

10.3†	2010 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.03	2/13/2013

10.4†	2013 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.04	3/7/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.5†	2013 Employee Stock Purchase Plan	S-8	333-187388	99.4	3/20/2013

10.6†	Employment offer letter dated April 27, 2014 by and between Registrant and Mark Tisdel.					X

10.7†	Employment offer letter dated October 2, 2013 by and between Registrant and Chris Larsen.					X

10.9†	Form of Restricted Stock Unit Agreement	10-K	001-35840	10.12	12/6/2013

10.10	Sublease Agreement by and among Openwave Mobility, Inc., Openwave Messaging, Inc. and Registrant dated May 12, 2014	10-Q	001-35840	10.12	8/8/2014

21.1	List of Subsidiaries of Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X

24.1	Power of Attorney (included on the signature page to this report)					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates a management contract or compensatory plan.
*	These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 18th day of November 2014.

MODEL N, INC.

By:	/S/ MARK TISDEL
Mark Tisdel
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Zack Rinat or Mark Tisdel, or any of them, his attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ ZACK RINAT Zack Rinat	Chairman and Chief Executive Officer (Principal Executive Officer)	November 18, 2014

/S/ MARK TISDEL Mark Tisdel	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	November 18, 2014

Additional Directors:

/S/ SARAH FRIAR Sarah Friar	Director	November 18, 2014

/S/ MARK GARRETT Mark Garrett	Director	November 16, 2014

/S/ DAVID BONNETTE David Bonnette	Director	November 18, 2014

/S/ CHARLES J. ROBEL Charles J. Robel	Director	November 18, 2014

/S/ MARK LESLIE Mark Leslie	Director	November 18, 2014

Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-35840	3.1	5/10/2013

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-35840	3.2	5/10/2013

4.1	Form of Registrant’s Common Stock certificate	S-1	333-186668	4.01	3/7/2013

4.2	Amended and Restated Investor Rights Agreement dated December 12, 2003 by and among Registrant and certain of its stockholders	S-1	333-186668	4.02	2/13/2013

10.1	Form of Indemnity Agreement to be entered into between Registrant and each of its officers and directors	S-1	333-186668	10.01	3/12/2013

10.2†	2000 Stock Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.02	2/13/2013

10.3†	2010 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.03	2/13/2013

10.4†	2013 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.04	3/7/2013

10.5†	2013 Employee Stock Purchase Plan	S-8	333-187388	99.4	3/20/2013

10.6†	Employment offer letter dated April 27, 2014 by and between Registrant and Mark Tisdel.					X

10.7†	Employment offer letter dated October 2, 2013 by and between Registrant and Chris Larsen.					X

10.9†	Form of Restricted Stock Unit Agreement	10-K	001-35840	10.12	12/6/2013

10.10	Sublease Agreement by and among Openwave Mobility, Inc., Openwave Messaging, Inc. and Registrant dated May 12, 2014	10-Q	001-35840	10.12	8/8/2014

21.1	List of Subsidiaries of Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X

24.1	Power of Attorney (included on the signature page to this report)					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates a management contract or compensatory plan.
*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such