Form 10-Q
period 2014-12-31
MODEL N, INC.
filed 2015-02-12
CIK 1118417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35840

Model N, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0528806
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 Seaport Boulevard, Suite 400 Redwood City, California	94063
(Address of Principal Executive Offices)	(Zip Code)

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

As of January 30, 2015 the registrant had 25,648,661 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MODEL N, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	As of	As of
	December 31,	September 30,
	2014	2014
Assets
Current Assets:
Cash and cash equivalents	$96,414	$101,006
Accounts receivable, net	16,719	15,203
Deferred cost of implementation services, current portion	314	251
Prepaid expenses	2,223	2,092
Other current assets	118	322

Total current assets	115,788	118,874
Property and equipment, net	7,481	6,889
Goodwill	1,509	1,509
Intangible assets, net	504	587
Other assets	1,607	1,272

Total assets	$126,889	$129,131

Liabilities And Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,711	$1,369
Accrued employee compensation	8,353	9,194
Accrued liabilities	2,373	1,998
Deferred revenue, current portion	24,145	23,943

Total current liabilities	36,582	36,504
Deferred revenue, net of current portion	2,172	2,585
Other long-term liabilities	947	1,078

Total liabilities	39,701	40,167

Commitments and contingencies
Stockholders’ Equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 25,605 and 25,085 shares issued and outstanding at December 31, 2014 and September 30, 2014, respectively	4	4
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	174,849	172,245
Accumulated other comprehensive loss	(370)	(289)
Accumulated deficit	(87,295)	(82,996)

Total stockholders’ equity	87,188	88,964

Total liabilities and stockholders’ equity	$126,889	$129,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Revenues:
License and implementation	$9,681	$9,530
SaaS and maintenance	12,420	12,029

Total revenues	22,101	21,559

Cost of Revenues:
License and implementation	4,015	4,599
SaaS and maintenance	5,511	5,346

Total cost of revenues	9,526	9,945

Gross profit	12,575	11,614
Operating Expenses:
Research and development	4,454	4,867
Sales and marketing	6,740	5,293
General and administrative	5,588	4,398
Restructuring	—	69

Total operating expenses	16,782	14,627

Loss from operations	(4,207)	(3,013)
Interest income, net	(4)	(4)
Other (income) expenses, net	(39)	31

Loss before income taxes	(4,164)	(3,040)
Provision for income taxes	135	83

Net loss	$(4,299)	$(3,123)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.17)	$(0.13)

Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	25,319	23,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Net loss	$(4,299)	$(3,123)
Foreign currency translation (loss) gain, net of taxes	(81)	25
Unrealized loss on marketable securities, net of tax	—	(1)

Other comprehensive income (loss), net	(81)	24

Total comprehensive loss	$(4,380)	$(3,099)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(4,299)	$(3,123)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	850	875
Amortization of intangible assets	83	83
Stock-based compensation	2,394	1,972
Other non cash charges, net	57	10
Changes in assets and liabilities:
Accounts receivable	(1,516)	(552)
Prepaid expenses and other assets	(392)	1,096
Deferred cost of implementation services	(86)	11
Accounts payable	494	(349)
Accrued employee compensation	(797)	(665)
Other accrued and long-term liabilities	(30)	(285)
Deferred revenue	(211)	(873)

Net cash used in operating activities	(3,453)	(1,800)

Cash Flows From Investing Activities:
Purchases of property and equipment, net	(710)	(81)
Capitalization of software development costs	(563)	—
Net purchase of short-term investments	—	(9,998)

Net cash used in investing activities	(1,273)	(10,079)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options and employee stock purchase plan	158	1,450
Principal payments on capital lease obligations	—	(127)

Net cash provided by financing activities	158	1,323

Effect of exchange rate changes on cash and cash equivalents	(24)	(5)
Net decrease in cash and cash equivalents	(4,592)	(10,561)
Cash and cash equivalents
Beginning of period	101,006	103,350

End of period	$96,414	$92,789

Supplemental Disclosure of Cash Flow Data:
Noncash Investing and Financing Activities:
Capitalized stock based compensation in software development costs	51	—
Deferred offering costs not yet paid	—	6

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

Fiscal Year

The Company’s fiscal year ends on September 30. References to fiscal year 2015, for example, refer to the fiscal year ending September 30, 2015.

Basis for Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of September 30, 2014 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2014. There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended September 30, 2014 included in the Annual Report on Form 10-K.

In the opinion of management, all normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet as of December 31, 2014; the condensed consolidated statements of operations for the three months ended December 31, 2014 and 2013; the condensed consolidated statements of comprehensive (loss) income for the three months ended December 31, 2014 and 2013; and the condensed consolidated statements of cash flows for the three months ended December 31, 2014 and 2013 have been made. The results of operations for the three months ended December 31, 2014 are not necessarily indicative of the operating results for the full fiscal year 2015 or any future periods.

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

Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11 —Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update generally requires, with some exceptions, an entity to present its unrecognized tax benefits as it relates to its NOL carry forwards, similar tax losses, or tax credit carry forwards, as a reduction of deferred tax assets when settlement in this regard is available under the tax law of the applicable taxing jurisdiction as of the balance sheet reporting date. This update is effective for fiscal years beginning after December 15, 2013 with retrospective application permitted. The Company adopted this update in the first quarter of fiscal year 2015, and the adoption had no material impact on its condensed consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05 —Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (Topic 830) to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The Company adopted this update in the first quarter of fiscal year 2015, and the adoption had no material impact on its condensed consolidated financial statements.

In November, 2014 the FASB issued ASU No. 2014-17—Business Combination (Topic 805): Pushdown Accounting. The update provides guidance on allowing an acquired entity to elect to apply pushdown accounting in its separate financial statements on a change-in-control event. The acquired entity elects whether to apply pushdown accounting individually for each change-in-control event, and may apply pushdown accounting during the reporting period in which the change-in-control event occurs. The update was effective on November 18, 2014. The adoption of this update had no material impact on the Company’s condensed consolidated financial statements.

New Accounting Pronouncements

In January, 2015 the FASB issued ASU No. 2015-01—Income Statement-Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Elimination the Concept of Extraordinary Items. The update provides guidance on eliminating the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. The update is effective for the fiscal year beginning after December 15, 2016, with early application permitted. The Company does not anticipate that adoption of this update will have a material impact on its condensed consolidated financial statements.

In November, 2014 the FASB issued ASU No. 2014-16—Derivatives and Hedging (Topic 805:Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The update provides guidance on eliminating the use of different methods in practice and thereby to reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The update is effective for the fiscal year beginning after December 15, 2015. The Company does not anticipate that adoption of this update will have a material impact on its condensed consolidated financial statements.

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

In June 2014, the FASB issued Accounting Stands Update (ASU) ASU No. 2014-12 — Compensation—Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (Topic718). This update requires that a performance target which affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The update is effective for the fiscal year beginning after December 15, 2015, with early application permitted. The Company is currently assessing the impact that adopting this update may have on its consolidated financial statements and footnote disclosures.

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

The table below sets forth the Company’s cash equivalents as of December 31, 2014 and September 30, 2014, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of December 31, 2014:
Assets:
Cash equivalents:
Money market fund deposits	$11,366	$—	$—	$11,366
U.S. treasury bills	59,150	—	—	59,150

Total	$70,516	$—	$—	$70,516

As of September 30, 2014:
Assets:
Cash equivalents:
Money market fund deposits	$11,463	$—	$—	$11,463
U.S. treasury bills	34,050	—	—	34,050

Total	$45,513	$—	$—	$45,513

Cash equivalents in the above table exclude $25.9 million and $55.5 million held in cash by the Company in its bank accounts as of December 31, 2014 and September 30, 2014, respectively. There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three months ended December 31, 2014.

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value recorded as cash equivalents:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
As of December 31, 2014:
Cash equivalents:
Money market fund deposits	$11,366	$—	$—	$11,366
U.S. treasury bills	59,150	—	—	59,150

Total	$70,516	$—	$—	$70,516

As of September 30, 2014:
Cash equivalents:
Money market fund deposits	$11,463	$—	$—	$11,463
U.S. treasury bills	34,050	—	—	34,050

Total	$45,513	$—	$—	$45,513

3. Stock-based Compensation

Stock Plans

The Company’s board of directors (Board) adopted the 2013 Equity Incentive Plan (2013 Plan) in February 2013, and the stockholders approved the 2013 Plan in March 2013. The 2013 Plan became effective on March 18, 2013 and will terminate in February 2023. The 2013 Plan serves as the successor equity compensation plan to the 2010 Equity Incentive Plan (2010 Plan). The 2013 Plan was approved with a reserve of 8.0 million shares, which consists of 2.5 million shares of the Company’s common stock reserved for future issuance under the 2013 Plan and shares of common stock previously reserved but unissued under the 2010 Plan. In addition, any shares of common stock subject to outstanding awards under the 2010 Plan and 2000 Stock Plan (2000 Plan) that are issuable upon the exercise of options that expire without having been exercised in full, are forfeited or repurchased by the Company at the original purchase price or are used to pay the exercise price or withholding obligations related to any award will be available for future grant and issuance under the 2013 Plan. Additionally, the 2013 Plan provides for automatic increases in the number of shares available for issuance under it on October 1 of each of the first four calendar years during the term of the 2013 Plan by the lesser of 5% of the number of shares of common stock issued and outstanding on each September 30 immediately prior to the date of increase or the number determined by our board of directors. No further grants will be made under the 2010 Plan, and the balances under the 2010 Plan have been transferred to the 2013 Plan. The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, restricted stock units and stock bonuses. Awards generally vest over three to four years and expire ten years from the date of grant.

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

The following table presents the weighted-average assumptions used to estimate the fair value of the ESPP during the periods presented:

	Three Months Ended December 31,
	2014	2013
Risk-free interest rate	0.06%	0.15%
Dividend yield	—	—
Volatility	33%	36%
Expected term (in years)	0.50	0.91

Restricted Stock Awards Issued to Certain Employees in Connection with the LeapFrogRx Acquisition

In January 2012, the Company issued 200,000 shares of common stock, which vested based on future continued employment, to certain employees of LeapFrogRx in connection with the acquisition of LeapFrogRx. Of these shares, 36,818 shares were forfeited and 29,848 shares were subject to repurchase as of December 31, 2013. The total fair value of restricted stock awards vested during the three months ended December 31, 2013 was $0.1 million. All the remaining shares were fully vested through the period ended March 31, 2014.

Performance-based Restricted Stock Units

On December 6, 2013, the Compensation Committee of the Board approved initial grants of an aggregate of 280,000 performance-based restricted stock units to three of the Company’s senior officers, including the Chief Executive Officer and the Chief Financial Officer. Under the terms of these grants, the actual number of shares released could be 0% to 250% of the initial grant based on the Company’s total shareholder return (TSR) relative to the TSR of the Russell 3000 index (Index) over a three-year period. In any of the three years, no shares will be released if the TSR of the Company’s common stock is below the 30th percentile relative to the Index; 100% of the initial grant will be released if the Company’s TSR is at the 50th percentile relative to the Index; and 250% of the initial grant will be released if the Company’s TSR is over the 90th percentile relative to the Index. These grants vest as to one-third on each annual anniversary of November 22, 2013, with a “catch-up” provision such that shares not earned in a prior year may be earned in a subsequent year subject to the Company’s TSR achieving a certain level relative to the Index and exceeding the prior year’s TSR. These grants have a ten-year term, subject to their earlier termination upon certain events including the awardee’s termination of employment. As of December 31, 2014, approximately 43,000 of performance based restricted stock units were forfeited and 195,000 shares were released based on the Company’s TSR relative to the Index.

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

The grant date fair values of these awards were determined using the following assumptions:

Risk-free interest rate	0.63%
Dividend yield	—
Volatility	39%

Activities of Stock Options, Restricted Stock Units and Restricted Stock Awards

		Outstanding Awards
	Shares Available for Grant	Number of Stock Options	Weighted Average Exercise Price	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
		(in thousands, except exercise price and grant date fair value)
Balance at September 30, 2014 (1)	3,044	1,881	$7.07	2,265	$12.46
Increase in shares reserved	1,254	—	—	—	—
Granted	(217)	—	—	217	9.58
Exercised/released (1)	—	(59)	2.67	(461)	8.67
Forfeited	99	(24)	12.73	(75)	11.34
Expired	6	(6)	12.88	—	—

Balance at December 31, 2014 (1)	4,186	1,792	$7.12	1,946	$13.08

(1)	Includes shares issuable as performance-based restricted stock units

Stock-based compensation is as follows:

	Three Months Ended December 31,
	2014	2013
	(in thousands)
Cost of revenues:
License and implementation	$138	$216
SaaS and maintenance	196	225

Total stock-based compensation in cost of revenues	334	441

Operating expenses:
Research and development	328	262
Sales and marketing	647	542
General and administrative	1,085	727

Total stock-based compensation in operating expenses	2,060	1,531

Stock-based compensation in operating loss	2,394	1,972
Stock-based compensation capitalized as software development cost	51	—

Total stock-based compensation	$2,445	$1,972

No stock options were granted during the three months ended December 31, 2014 and 2013.

4. Income Taxes

The Company recorded an income tax expense of $135,000 and $83,000 for the three months ended December 31, 2014 and 2013, respectively, representing an effective income-tax rate of (3)%. The Company’s effective income-tax rates during these periods differ from the Company’s federal statutory rate of 34% primarily due to permanent differences for stock-based compensation and the impact of state income taxes and foreign tax rate differences.

5. Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended December 31,
	2014	2013
	(in thousands, except share and per share data)
Numerator:
Basic and diluted:
Net loss attributable to common stockholders	$(4,299)	$(3,123)

Denominator:
Basic and diluted:
Weighted Average Shares Used in Computing Net Loss per Share Attributable to Common Stockholders	25,319,492	23,452,646

Net Loss per Share Attributable to Common Stockholders:
Basic and diluted	$(0.17)	$(0.13)

6. Litigation

On September 5, 2014 and January 22, 2015, purported securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, against the Company, certain of the Company’s current and former directors and executive officers and underwriters of the IPO. The lawsuits were brought by purported stockholders of the Company seeking to represent a class consisting of all those who purchased the Company’s stock pursuant and/or traceable to the Registration Statement and Prospectus issued in connection with the IPO. The lawsuits assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and seek unspecified damages and other relief.

The Company believes that the outcome of litigation is inherently uncertain and an adverse result could have a material effect on its financial statements. However, based on currently available information, the Company does not expect that the ultimate outcome of these unresolved matters will have a material adverse effect on its results of operations, cash flows or financial position.

7. Geographic Information

The Company has one operating segment with one business activity—developing and monetizing revenue management solutions.

Revenues from External Customers

Revenues from customers outside of the United States were 7% and 10% of total revenues for the three months ended December 31, 2014 and 2013, respectively.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region:

	As of December 31, 2014	As of September 30, 2014
	(in thousands)
United States	$5,965	$5,858
Other	1,516	1,031

Total property and equipment, net	$7,481	$6,889

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leader in Revenue Management cloud solutions. We help our customers maximize their revenues by maximizing sell time, revenues per opportunity and number of opportunities. Our cloud solutions help manage the processes that impacts the customer’s top line and transforms the revenue lifecycle from a series of disjointed operations into a strategic end-to-end process. With deep industry expertise, we support the unique business needs of life science and technology companies across more than 100 countries.

Our solutions are comprised of several complementary software applications: Revenue Management Enterprise, Revenue Management Intelligence and Revvy. Sales of our solutions range from individual applications to complete suites, and deployments may vary from specific divisions or territories to enterprise-wide implementations.

We primarily derive revenues from the sale of our on premise and cloud-based solutions and related implementation services, as well as maintenance and support and application support services. We price our solutions based on a number of factors, including revenues under management and number of users. Our license and implementation revenues are comprised of sales of perpetual license and related implementation services. License and implementation, revenue are recognized over the implementation period, which commences when implementation work begins and typically ranges from a few months to up to three years. Maintenance and support revenues are recognized ratably over the support period, which is typically one year. SaaS revenues for cloud-based solutions are derived from subscription fees from customers accessing our cloud-based solutions, as well as from associated implementation services. The actual timing of revenue recognition may vary based on our customers’ implementation requirements and availability of our services personnel.

We market and sell our solutions to customers in the life science and technology industries. While we have historically generated the substantial majority of our revenues from companies in the life science industry, we have also grown our base of technology customers and intend to continue to focus on increasing the revenues from customers in the technology industry. Our most significant customers in any given period generally vary from period to period due to the timing of implementation and related revenue recognition over those periods for larger projects.

For the three months ended December 31, 2014 and 2013, our revenues were $22.1 million and $21.6 million, respectively, representing a year-over-year increase of approximately 3%, primarily due to improvement in sales execution during fiscal year 2014.

Key Business Metric

In addition to the measures of financial performance presented in our Condensed Consolidated Financial Statements, we use Adjusted EBIDTA as a key metric to evaluate and manage our business. We believe it is also useful for investors to compare this key financial metric from various periods.

Non-GAAP Financial Measure

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States (U.S. GAAP). We define adjusted EBITDA as net loss before items discussed below, including: LeapFrogRx compensation charges, stock-based compensation, depreciation and amortization, restructuring charges, interest (income) expense, net, other (income) expenses, net, and provision for income taxes. We believe adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. We also use this measure internally to establish budgets and operational goals to manage our business and evaluate our performance.

We understand that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results of operations as reported under the U.S. GAAP. These limitations include:

•	adjusted EBITDA does not include the effect of the LeapFrogRx compensation charges, which are a cash expense;

•	adjusted EBITDA does not reflect stock-based compensation expense;

•	depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; adjusted EBITDA does not reflect any cash requirements for these replacements;

•	adjusted EBITDA does not reflect restructuring expense;

•	adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following tables provide a reconciliation of adjusted EBITDA to net loss:

	Three Months Ended December 31,
	2014	2013
	(in thousand)
Reconciliation of Adjusted EBITDA:
Net loss	$(4,299)	$(3,123)
Adjustments:
Stock-based compensation expense	2,394	1,972
Depreciation and amortization	933	958
LeapFrogRx Compensation charges	80	200
Restructuring	—	69
Interest income, net	(4)	(4)
Other (income) expenses, net	(39)	31
Provision for income taxes	135	83

Adjusted EBITDA	$(800)	$186

Adjusted EBITDA was $(0.8) million and $0.2 million for the three months ended December 31, 2014 and 2013, respectively. As compared to the corresponding period of fiscal year 2014, our adjusted EBITDA decreased mainly due to an increase in operating expenses primarily due to an increase in personnel and other costs as we continued to hire more employees in order to grow our business. These increases in expenses were partially offset by an increase in total revenues due to improvement in our sales execution.

Key Components of Results of Operations

Revenues

Revenues are comprised of license and implementation revenues and SaaS and maintenance revenues.

License and Implementation

License and implementation revenues are generated from the sale of software licenses for our on-premise solutions and related implementation services. We expect our license and implementation revenues for the fiscal year 2015 in absolute dollars to be higher than those recorded in the fiscal year ended on September 30, 2014 due to improvement in sales execution during the 2014 fiscal year.

SaaS and Maintenance

SaaS and maintenance revenues primarily include subscription and related implementation fees from customers accessing our cloud-based solutions and revenues associated with maintenance contracts from license customers. Also included in SaaS and maintenance revenues are other revenues, including revenues related to application support, training and customer-reimbursed expenses. In fiscal year 2014, we took several steps to transform our business model in order to increase the percentage of our business coming from SaaS and maintenance revenues. We believe we have an opportunity to accelerate the shift in our business model to recurring revenues, as SaaS is beginning to gain wide acceptance as a delivery model, particularly in the technology sector and with mid-market life science companies. We have started marketing and selling some of our products and services (such as Revvy) only as a SaaS offering. Accordingly, we expect that SaaS and maintenance revenues for the fiscal year 2015 will be higher and will also increase as a percentage of total revenues as we continue to acquire new SaaS customers.

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

Research and Development

Our research and development expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation and overhead allocation as well as third-party contractors and travel-related expenses. Our software development costs for new software solutions and enhancements to existing software solutions are generally expensed as incurred. However, we capitalize development costs incurred in connection with the development of certain additional service offerings that will only be offered through the cloud. As of December 31, 2014, the net book value of capitalized software development costs was $4.4 million, of which $3.4 million is related to the software that was made available for use by our customers in fiscal year 2014. The remaining amount of $1.0 million relates to the development of a product that is not completed as of December 31, 2014. We expect our research and development expenses to increase in absolute dollars as we continue to develop new applications and enhance our existing software solutions.

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel-related costs including salary, bonus, commissions, stock-based compensation, and overhead allocation as well as third-party contractors, travel-related expenses and marketing programs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to invest in our sales and marketing organization, increase the number of sales and marketing employees and increase market program spend to grow business.

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

LeapFrogRx Compensation Charges

In January 2012, we acquired certain assets and liabilities of LeapFrogRx for initial cash consideration of $3.0 million as well as potential additional payments to former LeapFrogRx stockholders totaling up to $8.3 million, which are expected to be incurred through January 2015. These additional payments are, among other things, subject to future continued employment and are therefore considered compensatory in nature and are being recognized as compensation expense (LeapFrogRx compensation charges) over the term of each component. As of December 31, 2014, we have expensed an aggregate of $6.2 million of LeapFrogRx compensation charges.

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended December 31,
	2014	2013
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
License and implementation	$9,681	$9,530
SaaS and maintenance	12,420	12,029

Total revenues	22,101	21,559

Cost of Revenues:
License and implementation (1)	4,015	4,599
SaaS and maintenance (1)	5,511	5,346

Total cost of revenues	9,526	9,945

Gross profit	12,575	11,614
Operating Expenses:
Research and development (1)	4,454	4,867
Sales and marketing (1)	6,740	5,293
General and administrative (1)	5,588	4,398
Restructuring	—	69

Total operating expenses	16,782	14,627

Loss from operations	(4,207)	(3,013)
Interest income, net	(4)	(4)
Other (income) expenses, net	(39)	31

Loss before income taxes	(4,164)	(3,040)
Provision for income taxes	135	83

Net loss	$(4,299)	$(3,123)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended December 31,
	2014	2013
	(in thousands)
Cost of Revenues:
License and implementation	$138	$216
SaaS and maintenance	196	225
Research and development	328	262
Sales and marketing	647	542
General and administrative	1,085	727

Total stock-based compensation expense	2,394	1,972

	Three Months Ended December 31,
	2014	2013
Revenues:
License and implementation	44%	44%
SaaS and maintenance	56	56

Total revenues	100	100

Cost of Revenues:
License and implementation	18	21
SaaS and maintenance	25	25

Total cost of revenues	43	46

Gross profit	57	54
Operating Expenses:
Research and development	21	23
Sales and marketing	30	25
General and administrative	25	20
Restructuring	—	—

Total operating expenses	76	68

Loss from operations	(19)	(14)
Interest income, net	—	—
Other (income) expenses, net	—	—

Loss before income taxes	(19)	(14)
Provision for income taxes	—	—

Net loss	(19)%	(14)%

Comparison of the Three Months Ended December 31, 2014 and 2013

Revenues

	Three Months Ended December 31,
	2014		2013		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and implementation	$9,681	44%	$9,530	44%	$151	2%
SaaS and maintenance	12,420	56	12,029	56	391	3%

Total revenues	$22,101	100%	$21,559	100%	$542	3%

License and Implementation

License and implementation revenues during the three months ended December 31, 2014 were relatively unchanged with license and implementation revenues for the three months ended December 31, 2013. We expect license and implementation revenues to increase in absolute dollars in the future as we made progress in improving our sales execution over recent fiscal quarters and we expect to continue to improve into remainder of fiscal year 2015.

SaaS and Maintenance

SaaS and maintenance revenues increased by $0.4 million, or 3%, to $12.4 million for the three months ended December 31, 2014 from $12.0 million for the three months ended December 31, 2013. The increase in SaaS and maintenance revenues was primarily driven by an increase in the number of service contracts. We intend to focus on growing our recurring revenue from SaaS and maintenance in the future periods and also as a percentage of total revenues.

Cost of Revenues

	Fiscal Years Ended December 31,
	2014		2013		Change
	Amount	% of Revenues	Amount	% of Revenues	($)	(%)
	(in thousands, except percentages)
Cost of Revenues:
License and implementation	$4,015	41%	$4,599	48%	$(584)	(13)%
SaaS and maintenance	5,511	44	5,346	44	165	3%

Total cost of revenues	$9,526	43%	$9,945	46%	$(419)	(4)%

Gross profit
License and implementation	$5,666	59%	$4,931	52%	$735	15%
SaaS and maintenance	6,909	56	6,683	56	226	3

	$12,575	57%	$11,614	54%	$961	8%

License and Implementation

Cost of license and implementation revenues decreased by approximately $0.6 million, or 13%, to $4.0 million during the three months ended December 31, 2014 from $4.6 million for the three months ended December 31, 2013. As a percentage of revenue, cost of license and implementation revenues decreased from 48% to 41% during the three months ended December 31, 2014. The decrease in the cost of license and implementation revenue was primarily the result of a reduction of $0.3 million in personnel costs and $0.2 million decrease in consulting costs paid to third-party contractors.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased slightly by $0.2 million, or 3%, to $5.5 million during the three months ended December 31, 2014 from $5.3 million for the three months ended December 31, 2013. As a percentage of revenue, cost of SaaS and maintenance revenues remained unchanged at 44% for both the quarters ended December 31, 2014 and December 31, 2013. The increase in the cost of SaaS and maintenance revenues by $0.2 million was primarily due to increase in personnel costs of $0.4 million, partially offset by a reduction in consulting and other costs of an aggregated $0.2 million.

Operating Expenses

	Three Months Ended December 31,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating Expenses:
Research and development	$4,454	$4,867	$(413)	(8)%
Sales and marketing	6,740	5,293	1,447	27
General and administrative	5,588	4,398	1,190	27
Restructuring	—	69	(69)	(100)

Total operating expenses	$16,782	$14,627	$2,155	15%

Research and Development

Research and development expenses decreased by $0.4 million, or 8%, to $4.5 million during the three months ended December 31, 2014 as compared to $4.8 million for the three months ended December 31, 2013 primarily due to $0.5 million of capitalized cost in connection with the development of internally-developed software. We believe that continued investment in our technology is important to our future growth.

Sales and Marketing

Sales and marketing expenses increased by $1.4 million, or 27%, to $6.7 million during the three months ended December 31, 2014 as compared to $5.3 million for the three months ended December 31, 2013. This increase was primarily due to $1.1 million in higher employee-related costs due to increased headcount, $0.2 million in seminar and event expenses and $0.1 million in consulting costs. The increase in higher employee-related costs includes salaries and benefits of $1.0 million and stock-based compensation of $0.1 million.

General and Administrative

General and administrative expenses increased by $1.2 million, or 27%, to $5.6 million during the three months ended December 31, 2014 as compared to $4.4 million for the three months ended December 31, 2013. The increase was due primarily to higher employee-related costs of $0.7 million, facility expenses of $0.2 million and travel expense of $0.1 million. The increase in higher employee-related costs includes an increase in salaries and benefits of $0.3 million due to increased personnel costs and an increase in stock-based compensation of $0.4 million.

Restructuring

On September 30, 2013, we commenced a plan to align our workforce with our strategic initiatives. This plan was completed by December 31, 2013 and resulted in a reduction in the size of our workforce, primarily in professional services. During the three months ended December 31, 2013, we recorded a workforce reduction restructuring charge of $0.1 million primarily related to employee separation packages, which included severance pay, benefits continuation and outplacement costs that were fully paid by September 30, 2014.

Interest and Other (Income) Expense, Net

	Three Months Ended December 31,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$(4)	$(4)	$—	—%
Other (income) expenses, net	(39)	31	(70)	(226)

Interest income, net primarily related to interest income earned from our invested cash, net of bank service charges.

Other (income) expenses, net increased primarily due to currency fluctuation gain recorded in the current quarter as against a loss recorded in the three months ended December 31, 2013.

Provision for Income Taxes

	Fiscal Years Ended December 31,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$135	$83	$52	63%

Provision for income taxes is primarily related to the state minimum tax and foreign tax on our profitable foreign operations. The change in income tax provision is primarily due to the change in income related to our foreign operations.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of $96.4 million. Since inception, we have financed our operations primarily through proceeds from the issuance of capital stock and since 2006 through cash flows from operations. In addition, in March 2013, upon the closing of our IPO, we received aggregate net proceeds of $101.1 million, net of underwriting discounts and commissions.

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

Cash Flows

	Three Months Ended December 31,
	2014	2013
Cash flows used in operating activities	(3,453)	(1,800)
Cash flows used in investing activities	(1,273)	(10,079)
Cash flows provided by financing activities	158	1,323

Cash Flows from Operating Activities

Net cash used in operating activities was $3.5 million for the three months ended December 31, 2014, compared to $1.8 million for the three months ended December 31, 2013. Net cash used in operating activities for three months ended December 31, 2014 was primarily the result of our net loss of $4.3 million and a net change of $2.5 million in operating assets and liabilities, partially offset by $3.4 million of non-cash adjustments primarily comprised of $2.4 million in stock-based compensation and $0.9 million in depreciation and amortization. The net change in operating assets and liabilities primarily related to an increase of $1.5 million in accounts receivables, primarily reflective of billings in excess of collections, an increase in accounts payable of $0.5 million mainly due to timing of payments, decreases of $0.8 million in accrued employee compensation, primarily related to payment of bonuses for fiscal 2014, an increase in prepaid expenses and other assets of $0.4 million and a decrease in deferred revenue of $0.2 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $1.3 million for the three months ended December 31, 2014, compared to $10.1 million for the three months ended December 31, 2013.

Net cash used in investing activities for the three months ended December 31, 2014 was primarily due to purchases of property and equipment of $0.7 million and $0.6 million associated with capitalization of software development costs. Net cash used in investing activities for the three months ended December 31, 2013 was primarily due to the purchase of short-term investments of $10.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.2 million for the three months ended December 31, 2014, compared to net cash of $1.3 million provided for the three months ended December 31, 2013.

Net cash provided by financing activities for the three months ended December 31, 2014 was primarily from the exercises of stock options. Net cash provided by financing activities for the three months ended December 31, 2013 was from exercises of stock options and purchases made under the ESPP of $1.4 million, partially offset by $0.1 million of payments made under the capital lease obligations.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies referred below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our most recent Annual Report filed on Form 10-K for the fiscal year ended September 30, 2014.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. Our primary exposure to market risk is interest income and expense sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We are presently involved in litigation arising from our initial public offering (IPO). We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of December 31, 2014, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to the cases discussed below.

On September 5, 2014 and January 22, 2015, purported securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, against us, certain of our current and former directors and executive officers and underwriters of our IPO. The lawsuits were brought by purported stockholders of our company seeking to represent a class consisting of all those who purchased our stock pursuant and/or traceable to the Registration Statement and Prospectus issued in connection with our IPO. The lawsuits assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and seek unspecified damages and other relief. We believe that the claims are without merit and intend to defend the lawsuits vigorously.

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

We have incurred net losses of $4.3 million and $3.1 million for three months ended December 31, 2014 and 2013, respectively. As of December 31, 2014, we had an accumulated deficit of $87.3 million. We expect that our expenses will increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, for example, our new configure, price and quote solution, enhancing existing solutions, extending into the mid-market, continuing to penetrate the technology industry and pursuing selective acquisitions. Increased operating expenses related to personnel costs such as salary, bonus, commissions, stock-based compensation and overhead allocation as well as third-party contractors, travel-related expenses and marketing programs, will also increase our expenses in future periods. In the near-term, we do not expect that our revenues will be sufficient to offset these expected increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

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

Our operating results have historically varied from period to period, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to increase sales to and renew agreements with our existing customers;

•	the timing of new orders and revenue recognition for new and prior period orders;

•	our ability to attract and retain new customers and to improve sales execution;

•	the complexity of implementations and the scheduling and staffing of the related personnel, each of which can affect the timing and duration of revenue recognition;

•	issues related to changes in customers’ business requirements, project scope, implementations or market needs;

•	the mix of revenues in any particular period between license and implementation, and SaaS and maintenance;

•	the timing and volume of incremental customer purchases of our cloud-based solutions, which may vary from period to period based on a customer’s needs at a particular time;

•	the timing of upfront recognition of sales commission expense relative to the deferred recognition of our revenues;

•	the timing of recognition of payment of royalties;

•	the timing of our annual payment and recognition of employee non-equity incentive and bonus payments;

•	the budgeting cycles and purchasing practices of customers;

•	changes in customer requirements or market needs;

•	delays or reductions in information technology spending and resulting variability in customer orders from quarter to quarter;

•	delays or difficulties encountered during customer implementations, including customer requests for changes to the implementation schedule;

•	the timing and success of new product or service introductions by us or our competitors;

•	the amount and timing of any customer refunds or credits;

•	our ability to accurately estimate the costs associated with any fixed bid projects;

•	deferral of orders from customers in anticipation of new solutions or solution enhancements announced by us or our competitors;

•	changes in the competitive landscape of our industry, including consolidation among our competitors or customers;

•	the length of time for the sale and implementation of our solutions to be complete, and our level of upfront investments prior to the period we begin generating revenues associated with such investments;

•	our ability to successfully expand our business domestically and internationally;

•	the amount and timing of our operating expenses and capital expenditures;

•	price competition;

•	the rate of expansion and productivity of our direct sales force;

•	disruptions in our relationships with partners;

•	regulatory compliance costs;

•	sales commissions expenses related to large transactions;

•	technical difficulties or interruptions in the delivery of our cloud-based solutions;

•	seasonality or cyclical fluctuations in our industries;

•	future accounting pronouncements or changes in our accounting policies;

•	increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates, as a significant portion of our expenses are incurred and paid in currencies other than the U.S. dollar; and

•	general economic conditions, both domestically and in our foreign markets.

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

We must improve our sales execution in order to, among other things, increase the number of our sales opportunities and grow our revenue. We must improve the market awareness of our solutions and expand our relationships with our channel partners in order to increase our revenues. Further, we believe that we must continue to develop our relationships with new and existing customers and partners, and create additional sales opportunities to effectively and efficiently extend our geographic reach and market penetration. Our efforts to improve our sales execution could result in a material increase in our sales and marketing expense and general and administrative expense, and there can be no assurance that such efforts will be successful. While we have made progress in improving our sales execution over recent fiscal quarters, we may not be able to sustain such improvement at the current level, or at all, and short-term improvement in sales execution may not result in increased revenues. If we are unable to significantly improve our sales execution, increase the awareness of solutions, create additional sales opportunities, expand our relationships with channel partners, or effectively manage the costs associated with these efforts, our operating results and financial condition could be materially and adversely affected.

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

Our total revenues are largely dependent on the sale of software licenses and the related implementation services we provide. For example, our license and implementation revenues constituted approximately 44%, 44%, and 43% of our total revenues for the three months ended December 31, 2014 and 2013 and for the fiscal years ended September 30, 2014, respectively. Customers purchasing software licenses for our solutions generally make large orders and the revenues related to these sales are recognized over the subsequent implementation period, which may range from a few months to up to three years. The continued growth of our revenues is dependent in part on our ability to expand the use of our solutions by existing customers and attract new customers. Likewise, it is also important that customers using our on premise solutions renew their maintenance agreements and that customers using our cloud-based solutions renew their subscription agreements with us. Our customers have no obligation to renew their maintenance or subscription agreements after the expiration of the initial term, and we cannot assure you that they will do so. We have had in the past and may in the future have disputes with customers regarding our solutions, which may impact such customers’ decisions to continue to use our solutions and pay for maintenance and support in the future.

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

A substantial portion of our total revenues in any given period may come from a relatively small number of customers. As of September 30, 2014, we had 80 customers across the life science and technology industries, excluding five divisions or subsidiaries of certain of our customers. Although our largest customers typically change from period to period, for the fiscal year ended September 30, 2014, our 15 largest customers accounted for more than 69% of our total revenues, and one customer, Johnson and Johnson, accounted for approximately 15% of our total revenues. We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our total revenues for the foreseeable future. The loss of any of our significant customers or groups of customers for any reason, or a change of relationship with any of our key customers may cause a significant decrease in our total revenues.

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

Our efforts to expand our solutions beyond the verticals within the life science and technology industries in which we have already developed expertise may not be successful and may reduce our revenue growth rate. Any early stage interest in our solutions in areas beyond the industries we already address may not result in long term success or significant revenues for us. Even if we achieve long-term success in expanding our solutions into other industries and verticals, the costs associated with such expansion, including impairment-charges we may need to record, may be high, which may impact our ability to achieve profitability.

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

We have experienced and may continue to experience growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As we grow, we must effectively integrate, develop and motivate a significant number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations. Failure to effectively manage organizational changes as well as integrating and training new sales and marketing personnel, could result in difficulties in executing on our business plan, implementing customer requests, declines in quality or customer satisfaction, increases in costs and difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

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

If our solutions experience data security breaches, and there is unauthorized access to our customers’ data, we may lose current or future customers, our reputation and business may be harmed and we may incur significant liabilities.

Our solutions are used by our customers to manage and store proprietary information and sensitive or confidential data relating to their business. Although we maintain security features in our solutions, our security measures may not detect or prevent hacker interceptions, break-ins, security breaches, the introduction of viruses or malicious code and other disruptions that may jeopardize the security of information stored in and transmitted by our solutions. Cyber-attacks and other malicious Internet-based activity continue to increase generally. A party that is able to circumvent our security measures in our solutions could misappropriate our or our customers’ proprietary or confidential information, cause interruption in their operations, damage or misuse their computer systems and misuse any information that they misappropriate. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

There can be no assurance that limitations of liability provisions in our contracts would be applicable, enforceable or adequate in connection with a security breach, or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. One or more large claims may be asserted against us that exceed our available insurance coverage, or changes in our insurance policies may occur, including premium increases or the imposition of large deductible or co-insurance requirements.

If any compromise of the security of our solutions were to occur, we may be subject to litigation, indemnity obligations and other possible liabilities, and we may lose existing customers and the ability to attract future customers, any of which could harm our reputation, business, financial condition and results of operations and result in significant liability.

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

In addition, our agreements with customers and partners include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of certain third-party claims, including intellectual property infringement, security breaches and, in some cases, for damages caused by us to property or persons. Large indemnity payments could harm our business, operating results and financial condition.

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

We are currently and may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, in September 2014 and January 2015, purported securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, against certain of our current and former directors, executive officer and underwriters of our initial public offering. These lawsuits allege certain misrepresentations in connection with our initial public offering in March 2013 and thereafter concerning our business and prospects. The lawsuits seek unspecified damages and other relief. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Although we plan to defend these lawsuits vigorously, regardless of the outcome, these or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

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

In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our solutions or could limit our customers’ ability to implement our solutions in those countries. Changes in our solutions or changes in export and import regulations may create delays in the introduction of our solutions into international markets, prevent our customers with international operations from deploying our solutions globally or, in some cases, prevent the export or import of our solutions to certain countries, governments or person’s altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to export or sell our solutions to, existing or potential customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business, financial condition, and operating results.

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

Generally accepted accounting principles in the United States (U.S. GAAP) is subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, the Financial Accounting Standard Board recently issued an Accounting Standard Update relating to revenue recognition from customer contracts. This update is effective for us beginning in our fiscal year 2018. This update requires revenue recognition to depict the transfer of promised goods or services to the customers in an amount that reflects the consideration a company expects to receive in exchange for those goods and services. This update may have an impact on our current revenue recognition model.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. For example, our revenue recognition policy is complex and we often must make estimates and assumptions that could prove to be inaccurate. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about revenue recognition, capitalized software, the carrying values of assets, taxes, liabilities, equity, revenues and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our Condensed Consolidated Financial Statements include those related to revenue recognition, share-based compensation and income taxes.

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

As a relatively new public company, we have and intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to many public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved by our stockholders. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of December 31, 2014, our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially owned approximately 52% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated bases of stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2015

MODEL N INC.

By:	/s/ Mark Tisdel
Mark Tisdel
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Exhibit Index

Exhibit Number
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.