Form 10-Q
period 2015-03-31
MODEL N, INC.
filed 2015-05-11
CIK 1118417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35840

Model N, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0528806
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 Seaport Boulevard, Suite 400 Pacific Shores Center-Building 6 South Redwood City, California	94063
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 1, 2015 the registrant had 26,247,959 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MODEL N, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	As of March 31, 2015	As of September 30, 2014
Assets
Current assets:
Cash and cash equivalents	$93,159	$101,006
Accounts receivable, net	17,950	15,203
Deferred cost of implementation services, current portion	421	251
Prepaid expenses	1,782	2,092
Other current assets	178	322

Total current assets	113,490	118,874
Property and equipment, net	7,675	6,889
Goodwill	1,509	1,509
Intangible assets, net	439	587
Other assets	1,792	1,272

Total assets	$124,905	$129,131

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$2,558	$1,369
Accrued employee compensation	7,845	9,194
Accrued liabilities	3,115	1,998
Deferred revenue, current portion	22,124	23,943

Total current liabilities	35,642	36,504
Deferred revenue, net of current portion	1,791	2,585
Other long-term liabilities	986	1,078

Total liabilities	38,419	40,167

Commitments and contingencies
Stockholders’ equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 26,235 and 25,085 shares issued and outstanding at March 31, 2015 and September 30, 2014, respectively	4	4
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	178,733	172,245
Accumulated other comprehensive loss	(357)	(289)
Accumulated deficit	(91,894)	(82,996)

Total stockholders’ equity	86,486	88,964

Total liabilities and stockholders’ equity	$124,905	$129,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Revenues:
License and implementation	$9,741	$9,846	$19,422	$19,376
SaaS and maintenance	12,935	10,804	25,355	22,833

Total revenues	22,676	20,650	44,777	42,209

Cost of revenues:
License and implementation	3,771	4,544	7,786	9,143
SaaS and maintenance	5,789	5,269	11,300	10,615

Total cost of revenues	9,560	9,813	19,086	19,758

Gross profit	13,116	10,837	25,691	22,451
Operating expenses:
Research and development	4,286	4,681	8,740	9,548
Sales and marketing	7,857	6,336	14,597	11,629
General and administrative	5,290	4,717	10,878	9,115
Restructuring	—	—	—	69

Total operating expenses	17,433	15,734	34,215	30,361

Loss from operations	(4,317)	(4,897)	(8,524)	(7,910)
Interest income, net	(2)	(3)	(6)	(7)
Other expenses, net	92	56	53	87

Loss before income taxes	(4,407)	(4,950)	(8,571)	(7,990)
Provision for income taxes	192	82	327	165

Net loss	$(4,599)	$(5,032)	$(8,898)	$(8,155)

Net loss per share attributable to common stockholders :
Basic and diluted	$(0.18)	$(0.21)	$(0.35)	$(0.34)

Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	25,880	24,406	25,597	23,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net loss	$(4,599)	$(5,032)	$(8,898)	$(8,155)
Foreign currency translation (loss) gain, net of taxes	13	50	(68)	75
Unrealized loss on marketable securities, net of tax	—	—	—	(1)

Other comprehensive (loss) income, net	13	50	(68)	74

Total comprehensive loss	$(4,586)	$(4,982)	$(8,966)	$(8,081)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,898)	$(8,155)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,735	1,714
Amortization of intangible assets	148	165
Stock-based compensation	4,676	4,788
Other non cash charges, net	135	20
Changes in assets and liabilities:
Accounts receivable	(2,747)	(4,254)
Prepaid expenses and other assets	(75)	287
Deferred cost of implementation services	(258)	89
Accounts payable	1,289	(174)
Accrued employee compensation	(1,291)	(2,777)
Other accrued and long-term liabilities	639	(532)
Deferred revenue	(2,613)	3,084

Net cash used in operating activities	(7,260)	(5,745)

Cash flows from investing activities:
Purchases of property and equipment	(1,022)	(518)
Capitalization of software development costs	(1,250)	—

Net cash used in investing activities	(2,272)	(518)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,702	4,838
Principal payments on capital lease obligations	—	(221)

Net cash provided by financing activities	1,702	4,617

Effect of exchange rate changes on cash and cash equivalents	(17)	20
Net decrease in cash and cash equivalents	(7,847)	(1,626)
Cash and cash equivalents
Beginning of period	101,006	103,350

End of period	$93,159	$101,724

Supplemental Disclosure of Cash Flow Data:
Noncash Investing and Financing Activities:
Capitalized stock options in software development costs	109	—
Deferred offering costs not yet paid	—	6

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

Basis for Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2014. There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended September 30, 2014 included in the Annual Report on Form 10-K.

In the opinion of management, the unaudited interim consolidated financial statements includes all the normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet as of March 31, 2015; the condensed consolidated statements of operations for the three and six months ended March 31, 2015 and 2014; the condensed consolidated statements of comprehensive loss for the three and six months ended March 31, 2015 and 2014; and the condensed consolidated statements of cash flows for the six months ended March 31, 2015 and 2014. The results of operations for the three and six months ended March 31, 2015 are not necessarily indicative of the operating results for the full fiscal year 2015 or any future periods.

The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include revenue recognition, legal contingencies, income taxes, stock-based compensation, software development costs and valuation of intangibles. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors. However, actual results could differ significantly from these estimates.

Revenue Recognition

Revenues are comprised of license and implementation revenues and Software as a Service (SaaS) and maintenance revenues.

License and Implementation

License and implementation revenues include revenues from the sale of perpetual software licenses for the Company’s solutions and the related implementation services. Based on the nature and scope of the implementation services, the Company has concluded that generally the implementation services are essential to its customers’ use of the on-premise solutions, and therefore, the Company recognizes revenues from the sale of software licenses for its on-premise solutions and the related implementation services on a percentage-of-completion basis over the expected implementation period. The Company estimates the length of this period based on a number of factors, including the number of licensed applications and the scope and complexity of the customer’s deployment requirements. The percentage-of-completion computation is measured as the hours expended on the implementation during the reporting period as a percentage of the total estimated hours needed to complete the implementation.

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

SaaS arrangements include multiple elements, such as subscription fees and related implementation services. In SaaS arrangements where implementation services are complex and do not have a stand-alone value to the customers, the Company considers the entire arrangement consideration, including subscription fees and related implementation services fees, as a single unit of accounting in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Accounting Standards Codification (ASC) Topic 605)—Multiple-Deliverable Revenue Arrangements. For such arrangements, the Company recognizes the revenues ratably beginning the day the customer is provided access to the subscription service through the longer of the initial contractual period or the expected term of the customer relationship.

In SaaS arrangements where subscription fees and implementation services have a standalone value, the Company allocates revenue to each element in the arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if VSOE is not available, or best estimated selling price (BESP), if neither VSOE nor TPE is available. As the Company has been unable to establish VSOE or TPE for the elements of its SaaS arrangements, the Company established the BESP for each element by considering company-specific factors such as existing pricing and discounting. The total arrangement fee for a multiple element arrangement is allocated based on the relative BESP of each element. The consideration allocated to subscription fees is recognized as revenue ratably over the contract period. The consideration allocated to implementation services is recognized as revenue as services are performed. The total arrangement fee for a multiple element arrangement is allocated based on the relative BESP of each element.

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

The Company does not offer any contractual rights of return, rebates or concessions. The Company’s implementation projects generally have a term ranging from a few months to three years and may be terminated by the customer at any time. Should a loss be anticipated on a contract, the full amount of the loss is recorded when the loss is determinable. The Company updates its estimates regarding the completion of implementations based on changes to the expected contract value and revisions to its estimates of time required to complete each implementation project. Amounts that may be payable to customers to settle customer disputes are recorded as a reduction in revenues or reclassified from deferred revenue to customer payables in accrued liabilities and other long-term liabilities.

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

New Accounting Pronouncements

In February 2015 the FASB issued ASU No. 2015-05—Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): The update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. For public companies, the update is effective for the fiscal year and for the interim period beginning after December 15, 2015, with early application permitted. The Company is currently assessing the impact that adopting this update may have on its consolidated financial statements and footnote disclosures.

In February 2015 the FASB issued ASU No. 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis. The update focuses on the consolidation evaluation for reporting organizations (public and private companies and non-for-profit organizations) that are required to evaluate whether they should consolidate these legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The new standard simplifies consolidation accounting by reducing the number of consolidation models. For public companies, the update is effective for the fiscal year and for the interim period beginning after December 15, 2015, with early application permitted. The Company does not anticipate that adoption of this update will have a material impact on its condensed consolidated financial statements.

In January 2015 the FASB issued ASU No. 2015-01—Income Statement-Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Elimination the Concept of Extraordinary Items. The update provides guidance on eliminating the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. The update is effective for the fiscal year beginning after December 15, 2016, with early application permitted. The Company does not anticipate that adoption of this update will have a material impact on its condensed consolidated financial statements.

In November 2014 the FASB issued ASU No. 2014-16—Derivatives and Hedging (Topic 805:Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The update provides guidance on eliminating the use of different methods in practice and thereby to reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The update is effective for the fiscal year beginning after December 15, 2015. The Company does not anticipate that adoption of this update will have a material impact on its condensed consolidated financial statements.

In August 2014 the FASB issued ASU No. 2014-15—Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update provides guidance on evaluating whether there is substantial doubt about the organization’s ability to continue as a going concern and how underlying conditions should be disclosed in the footnotes to the financial statements. The update is effective for the fiscal year beginning after December 15, 2016, with early application permitted. The Company does not anticipate that adoption of this update will have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers (Topic 606). This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. If approved, the new standard will become effective for the Company on October 1, 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently assessing the impact that adopting this update will have on its consolidated financial statements and footnote disclosures.

2.	Fair Value of Financial Instruments

The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities. The Company considers all highly liquid investments with an original or remaining maturity of three months at date of purchase to be cash equivalents. The Company regularly reviews its financial instruments portfolio to identify and evaluate such instruments that have indications of possible impairment. When there is no readily available market data, fair value estimates are made by the Company, which requires some level of management estimation and judgment and may not necessarily represent the amounts that could be realized in a current or future sale of these assets.

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

The table below sets forth the Company’s cash equivalents as of March 31, 2015 and September 30, 2014, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of March 31, 2015:
Assets:
Cash equivalents:
Money market fund deposits	$45,516	$—	$—	$45,516
U.S. treasury bills	20,000	—	—	20,000

Total	$65,516	$—	$—	$65,516

As of September 30, 2014:
Assets:
Cash equivalents:
Money market fund deposits	$11,463	$—	$—	$11,463
U.S. treasury bills	34,050	—	—	34,050

Total	$45,513	$—	$—	$45,513

Cash equivalents in the above table exclude $27.7 million and $55.5 million held in cash by the Company in its bank accounts as of March 31, 2015 and September 30, 2014, respectively. There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three and six months ended March 31, 2015.

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value recorded as cash equivalents:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
As of March 31, 2015:
Cash equivalents:
Money market fund deposits	$45,516	$—	$—	$45,516
U.S. treasury bills	20,000	—	—	20,000

Total	$65,516	$—	$—	$65,516

As of September 30, 2014:
Cash equivalents:
Money market fund deposits	$11,463	$—	$—	$11,463
U.S. treasury bills	34,050	—	—	34,050

Total	$45,513	$—	$—	$45,513

3.	Stock-based Compensation

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

The following table presents the weighted-average assumptions used to estimate the fair value of the ESPP during the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Risk-free interest rate	0.07%	0.07%-0.15%	0.06%-0.07%	0.07%-0.15%
Dividend yield	—	—	—	—
Volatility	37%	29%-36%	33%-37%	29%-36%
Expected term (in years)	0.50	0.50-0.92	0.50	0.50-0.92

Restricted Stock Awards Issued to Certain Employees in Connection with the LeapFrogRx Acquisition

In January 2012, the Company issued 200,000 shares of common stock, which vested based on future continued employment, to certain employees of LeapFrogRx in connection with the acquisition of LeapFrogRx. Of these shares, 36,818 shares were forfeited and 29,848 shares were subject to repurchase as of December 31, 2013. The total fair value of restricted stock awards vested during the three and six months ended March 31, 2014 was $14,000 and $0.1 million, respectively. All the remaining shares were fully vested through the period ended March 31, 2014.

Performance-based Restricted Stock Units

On December 6, 2013, the Compensation Committee of the Board approved initial grants of an aggregate of 280,000 performance-based restricted stock units to three of the Company’s senior officers, including the Chief Executive Officer and the Chief Financial Officer. Under the terms of these grants, the actual number of shares released could be 0% to 250% of the initial grant based on the Company’s total shareholder return (TSR) relative to the TSR of the Russell 3000 index (Index) over a three-year period. In any of the three years, no shares will be released if the TSR of the Company’s common stock is below the 30th percentile relative to the Index; 100% of the initial grant will be released if the Company’s TSR is at the 50th percentile relative to the Index; and 250% of the initial grant will be released if the Company’s TSR is over the 90th percentile relative to the Index. These grants vest as to one-third on each annual anniversary of November 22, 2013, with a “catch-up” provision such that shares not earned in a prior year may be earned in a subsequent year subject to the Company’s TSR achieving a certain level relative to the Index and exceeding the prior year’s TSR. These grants have a ten-year term, subject to their earlier termination upon certain events including the awardee’s termination of employment. As of March 31, 2015, approximately 43,000 of performance based restricted stock units were forfeited and 195,000 shares were released based on the Company’s TSR relative to the Index.

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

On March 9, 2015, the Compensation Committee of the Board of Directors granted an aggregate of 348,700 performance-based restricted stock units to members of the Company’s executive team, including the Chief Executive Officer and the Chief Financial Officer. Under the terms of these grants, the actual number of shares that will vest and be released will range from 0% to 250% of the grant based on the performance of the Company’s TSR relative to the TSR of the Index over a three-year period. No shares will vest and be released in the first year. In any of the two remaining years, no shares will vest and be released if the TSR of the Company’s common stock is below the 30th percentile relative to the Index; 100% of the grant will vest and be released if the Company’s TSR is at the 50th percentile relative to the Index; and 250% of the grant will vest and be released if the Company’s TSR is over the 90th percentile relative to the Index. These grants vest over a three-year period with 50% vesting on each of the second and the third annual anniversary of the vesting commencing date of February 15, 2015. In addition, these grants have a “catch-up” provision such that if the Company’s TSR relative to the Index for the three-year period exceeds that of the two-year period, additional shares for the two-year period will vest and be released based on the three-year achievement level. These grants have a ten-year term, subject to their earlier termination upon certain events including the awardee’s termination of employment. As of March 31, 2015, none of performance-based restricted stock units were forfeited and no shares were released based on the Company’s TSR relative to the Index.

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

The grant date fair values of these awards were determined using the following assumptions:

Risk-free interest rate	1.10%
Dividend yield	—
Volatility	32%

Activities of Stock Options, Restricted Stock Units and Restricted Stock Awards

		Outstanding Awards
	Shares Available for Grant	Number of Stock Options	Weighted Average Exercise Price	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
		(in thousands, except exercise price and grant date fair value)
Balance at September 30, 2014 (1)	3,044	1,881	$7.07	2,265	$12.46
Increase in shares reserved	1,254	—	—	—	—
Granted (1)	(1,274)	—	—	1,274	11.29
Exercised/released (1)	—	(163)	3.51	(841)	11.29
Forfeited	400	(124)	12.07	(276)	11.66
Expired	32	(32)	13.02	—	—

Balance at March 31, 2015 (1)	3,456	1,562	$6.92	2,422	$12.34

(1)	Includes shares issuable as performance-based restricted stock units

Stock-based compensation is included in the results of operations as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(in thousands)
Cost of revenues:
License and implementation	$166	$330	$304	$546
SaaS and maintenance	180	184	376	409

Total stock-based compensation in cost of revenue	346	514	680	955

Operating expenses:
Research and development	266	400	594	662
Sales and marketing	727	668	1,374	1,210
General and administrative	943	1,234	2028	1,961

Total stock-based compensation in operating expense	1,936	2,302	3,996	3,833

Stock-based compensation in operating loss	2,282	2,816	4,676	4,788
Stock-based compensation capitalized as software development cost	58	—	109	—

Total stock-based compensation expenses	$2,340	$2,816	$4,785	$4,788

4.	Income Taxes

The Company recorded an income tax expense of $192,000 and $82,000, representing effective income tax rates of (4)% and (2)%, for the three months ended March 31, 2015 and 2014, respectively; and $327,000 and $165,000, representing income rates of (4)% and (2)%, for the six months ended March 31, 2015 and 2014, respectively. The Company’s effective income-tax rates during these periods differ from the Company’s federal statutory rate of 34% primarily due to permanent differences for stock-based compensation and the impact of state income taxes and foreign tax rate differences.

5.	Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(in thousands, except per share data)
Numerator:
Basic and diluted:
Net loss attributable to common stockholders	$(4,599)	$(5,032)	$(8,898)	$(8,155)

Denominator:
Basic and diluted:
Weighted Average Shares Used in Computing Net Loss per Share Attributable to Common Stockholders	25,880	24,406	25,597	23,924

Net Loss per Share Attributable to Common Stockholders:
Basic and diluted	$(0.18)	$(0.21)	$(0.35)	$(0.34)

6.	Litigation

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

Revenues from External Customers

Revenues from customers outside of the United States were 8% and 12% of total revenues for the three months ended March 31, 2015 and 2014 and 7% and 11% of total revenues for the six months ended March 31, 2015 and 2014, respectively.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region:

	As of March 31, 2015	As of September 30, 2014
	(in thousands)
United States	$6,181	$5,858
Other	1,494	1,031

Total property and equipment, net	$7,675	$6,889

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We primarily derive revenues from the sale of our on premise and cloud-based solutions and related implementation services, as well as maintenance and support and application support services. We are in the process of transforming our business model in order to increase the percentage of our business coming from cloud-based solutions and maintenance revenues. We price our solutions based on a number of factors, including revenues under management and number of users. Our license and implementation revenues are comprised of sales of perpetual license and related implementation services. License and implementation revenues are recognized over the implementation periods, which commence when implementation work begins and typically range from a few months to up to three years. Maintenance and support revenues are recognized ratably over the support period, which is typically one year. SaaS revenues for cloud-based solutions are derived from subscription fees from customers accessing our cloud-based solutions, as well as from associated implementation services. The actual timing of revenue recognition may vary based on our customers’ implementation requirements and availability of our services personnel.

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

For the three months ended March 31, 2015 and 2014, our revenues were $22.7 million and $20.7 million, respectively, representing a year-over-year increase of approximately 10%, primarily due to improvement in sales execution.

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

License and Implementation

License and implementation revenues are generated from the sale of software licenses for our on-premise solutions and related implementation services. We expect our license and implementation revenues for the fiscal year 2015 in absolute dollars to be unchanged from those recorded in the fiscal year ended on September 30, 2014, due to increased focus on subscription revenues which began to gain wider acceptance as a delivery model.

SaaS and Maintenance

SaaS and maintenance revenues primarily include subscription and related implementation fees from customers accessing our cloud-based solutions and revenues associated with maintenance contracts from license customers. Also included in SaaS and maintenance revenues are other revenues, including revenues related to application support, training and customer-reimbursed expenses. In fiscal year 2014 and the first half of 2015, we took several steps to transform our business model in order to increase the percentage of our business from SaaS and maintenance revenues. We believe we have an opportunity to accelerate the shift in our business model to recurring revenues, as we believe the SaaS model is beginning to gain wider acceptance as a delivery model, particularly in the technology sector and with mid-market life science companies. We have started marketing and selling some of our products and services (such as our Revvy product suite and Revenue Management as a Service (RMaaS), which is Model N’s subscription service for performing upgrades). Accordingly, we expect that SaaS and maintenance revenues for the fiscal year 2015 will be higher and will also increase as a percentage of total revenues as we continue to acquire new SaaS customers.

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

Research and Development

Our research and development expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation and overhead allocation as well as third-party contractors and travel-related expenses. Our software development costs for new software solutions and enhancements to existing software solutions are generally expensed as incurred. However, we capitalize development costs incurred in connection with the development of certain additional service offerings that will only be offered through the cloud. As of March 31, 2015, the net book value of capitalized software development costs was $4.3 million, of which $2.5 million was related to the software that was made available for use by our customers in fiscal year 2014. The remaining $1.8 million relates to the development of a product that was not completed as of March 31, 2015. We expect our research and development expenses to increase in absolute dollars as we continue to develop new applications and enhance our existing software solutions.

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

LeapFrogRx Compensation Charges

In January 2012, we acquired certain assets and liabilities of LeapFrogRx for initial cash consideration of $3.0 million as well as potential additional payments to former LeapFrogRx stockholders totaling up to $8.3 million, which were incurred through January 2015. These additional payments were, among other things, subject to future continued employment and are therefore considered compensatory in nature and are being recognized as compensation expense (LeapFrogRx compensation charges) over the term of each component. As of March 31, 2015, we have expensed an aggregate of $6.2 million of LeapFrogRx compensation charges. The Company made the final payout of LeapFrogRx compensation charges of $1.0 million in January 2015,

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:	$9,741	$9,846	$19,422	$19,376
License and implementation	12,935	10,804	25,355	22,833

SaaS and maintenance	22,676	20,650	44,777	42,209

Total revenues
Cost of revenues:	3,771	4,544	7,786	9,143
License and implementation (1)	5,789	5,269	11,300	10,615

SaaS and maintenance (1)	9,560	9,813	19,086	19,758

Total cost of revenues	13,116	10,837	25,691	22,451
Gross profit
Operating expenses:	4,286	4,681	8,740	9,548
Research and development (1)	7,857	6,336	14,597	11,629
Sales and marketing (1)	5,290	4,717	10,878	9,115
General and administrative (1)	—	—	—	69

Restructuring	17,433	15,734	34,215	30,361

Total operating expenses	(4,317)	(4,897)	(8,524)	(7,910)
Loss from operations	(2)	(3)	(6)	(7)
Interest income, net	92	56	53	87

Other expenses, net	(4,407)	(4,950)	(8,571)	(7,990)
Loss before income taxes	192	82	327	165

Provision for income taxes	$(4,599)	$(5,032)	$(8,898)	$(8,155)

Net loss

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(in thousands)
Cost of Revenues:
License and implementation	$166	$330	$304	$546
SaaS and maintenance	180	184	376	409
Research and development	266	400	594	662
Sales and marketing	727	668	1,374	1,210
General and administrative	943	1,234	2,028	1,961

Total stock-based compensation expense	$2,282	$2,816	$4,676	$4,788

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Revenues:
License and implementation	43%	48%	43%	46%
SaaS and maintenance	57	52	57	54

Total revenues	100	100	100	100

Cost of revenues:
License and implementation	17	22	17	22
SaaS and maintenance	25	26	26	25

Total cost of revenues	42	48	43	47

Gross profit	58	52	57	53
Operating expenses:
Research and development	19	22	20	23
Sales and marketing	35	31	33	27
General and administrative	23	23	24	22
Restructuring	—	—	—	—

Total operating expenses	77	76	77	72

Loss from operations	(19)	(24)	(20)	(19)
Interest income, net	—	—	—	—
Other expenses, net	—	—	—	—

Loss before income taxes	(19)	(24)	(20)	(19)
Provision for income taxes	1	—	1	—

Net loss	(20)%	(24)%	(21)%	(19)%

Comparison of the Three months Ended March 31, 2015 and 2014

Revenues

	Three Months Ended March 31,
	2015		2014		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	($)	(%)
	(in thousands, except percentages)
Revenue:
License and implementation	$9,741	43%	$9,846	48%	$(105)	(1)%
Saas and maintenance	12,935	57	10,804	52	2,131	20

Total revenues	$22,676	100%	$20,650	100%	$2,026	10%

License and Implementation

License and implementation revenues during three months ended March 31, 2015 were relatively unchanged as compared to license and implementation revenues for the three months ended March 31, 2014.

SaaS and Maintenance

SaaS and maintenance revenues increased by $2.1 million, or 20%, to $12.9 million for the three months ended March 31, 2015 from $10.8 million for the three months ended March 31, 2014. Our SaaS and maintenance revenues increased $2.1 million primarily due to an increase in the number of subscription contracts. We intend to focus on growing our recurring revenue from SaaS and maintenance in future periods and also as a percentage of total revenues.

Cost of Revenues

	Three Months Ended March 31,
	2015		2014		Change
	Amount	% of Revenues	Amount	% of Revenues	($)	(%)

	(in thousands, except percentages)
Cost of revenues
License and implementation	$3,771	39%	$4,544	46%	$(773)	(17)%
Saas and maintenance	5,789	45	5,269	49	520	10

Total cost of revenues	$9,560	42%	$9,813	48%	$(253)	(3)%

Gross profit	`
License and implementation	$5,970	61%	$5,302	54%	$668	13%
Saas and maintenance	7,146	55	5,535	51	1,611	29

Total gross profit	$13,116	58%	$10,837	52%	$2,279	21%

License and Implementation

Cost of license and implementation revenues decreased by approximately $0.8 million, or 17%, to $3.8 million during the three months ended March 31, 2015 from $4.5 million for the three months ended March 31, 2014. As a percentage of revenue, cost of license and implementation revenues decreased from 46% to 39% during the three ended March 31, 2015, as we continue to improve gross margins due to increased efficiencies in our business. The decrease in the cost of license and implementation revenue was primarily due to a reduction of $0.7 million in personnel costs and a $0.1 million decrease in consulting costs paid to third-party contractors.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased by $0.5 million, or 10%, to $5.8 million during the three months ended March 31, 2015 from $5.3 million for the three months ended March 31, 2014. As a percentage of revenue, cost of SaaS and maintenance revenues decreased from 49% to 45% during the three ended March 31, 2015, as we continue to improve gross margins due to increased efficiencies in our business. The increase in the cost of SaaS and maintenance revenues by $0.5 million was primarily due to increase in personnel costs of $0.5 million and $0.1 million in consulting costs, partially offset by a reduction in travel expense and other costs of an aggregated $0.2 million. Costs increased as we continued to focus on building infrastructure for our cloud-based solutions.

Operating Expenses

	Three Months Ended March 31,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$4,286	$4,681	$(395)	(8)%
Sales and marketing	7,857	6,336	1,521	24
General and administrative	5,290	4,717	573	12

Total operating expenses	$17,433	$15,734	$1,699	11%

Research and Development

Research and development expenses decreased by $0.4 million, or 8%, to $4.3 million during the three months ended March 31, 2015 as compared to $4.7 million for the same period in fiscal year 2014 primarily due to a $0.7 million of capitalized cost in connection with the development of internally-developed software, partially offset by $0.2 million increase in employee related costs.

Sales and Marketing

Sales and marketing expenses increased by $1.5 million, or 24%, to $7.9 million during the three months ended March 31, 2015 as compared to $6.3 million for the same period in fiscal year 2014. This increase was primarily due to a $0.7 million increase in employee-related costs due to increased headcount, a $0.4 million increase in marketing related activities and a $0.2 million increase in travel expense. The increase in employee-related costs includes compensation and benefits of $0.6 million and stock-based compensation of $0.1 million.

General and Administrative

General and administrative expenses increased by $0.6 million, or 12%, to $5.3 million during the three months ended March 31, 2015 as compared to $4.7 million for the same period in fiscal year 2014. The increase was due primarily to an increase in third party contractor costs of $0.4 million primarily as a result of legal expenses and an increase in facility expenses of $0.1 million.

Interest and Other (Income) Expense, Net

	Three Months Ended March 31,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$(2)	$(3)	$1	(33)%
Other expense, net	$92	$56	$36	64%

Interest income, net primarily related to interest income earned from our invested cash, net of bank service charges.

Other expenses, net increased primarily due to currency fluctuation gain recorded in the current quarter as against a loss recorded in the same quarter of fiscal year 2014.

Provision for Income Taxes

	Three Months Ended March 31,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$192	$82	$110	134%

Provision for income taxes is primarily related to the state minimum tax and foreign tax on our profitable foreign operations. The change in income tax provision is primarily due to the change in income related to our foreign operations.

Comparison of the Six months Ended March 31, 2015 and 2014

Revenues

	Six Months Ended March 31,
	2015		2014		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	($)	(%)
	(in thousands, except percentages)
Revenue:
License and implementation	$19,422	43%	$19,376	46%	$46	—%
Saas and maintenance	25,355	57	22,833	54	2,522	11

Total revenues	$44,777	100%	$42,209	100%	$2,568	6%

License and Implementation

License and implementation revenues during the six months ended March 31, 2015 were relatively unchanged as compared to license and implementation revenues for the six months ended March 31, 2014.

SaaS and Maintenance

SaaS and maintenance revenues increased by $2.5 million, or 11%, to $25.4 million for the six months ended March 31, 2015 from $22.8 million for the six months ended March 31, 2014. Our SaaS, maintenance and support, and application support revenues increased $3.0 million, partially offset by a reduction in training revenues and customer reimbursable expense by an aggregate of $0.4 million. The increase in SaaS and maintenance revenues was primarily driven by an increase in the number of subscription contracts. We intend to focus on growing our recurring revenue from SaaS and maintenance in the future periods and also as a percentage of total revenues.

Cost of Revenues

	Six Months Ended March 31,
	2015		2014		Change
	Amount	% of Revenues	Amount	% of Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
License and implementation	$7,786	40%	$9,143	47%	$(1,357)	(15)%
Saas and maintenance	11,300	45	10,615	46	685	6

Total cost of revenues	$19,086	43%	$19,758	47%	$(672)	(3)%

Gross profit
License and implementation	$11,636	60%	$10,233	53%	$1,403	14%
Saas and maintenance	14,055	55	12,218	54	1,837	15

Total gross profit	$25,691	57%	$22,451	53%	$3,240	14%

License and Implementation

Cost of license and implementation revenues decreased by approximately $1.4 million, or 15%, to $7.8 million during the six months ended March 31, 2015 from $9.1 million for the six months ended March 31, 2014. As a percentage of revenue, cost of license and implementation revenues decreased from 47% to 40% during the six months ended March 31, 2015, as we continued to improve gross margins due to increased efficiencies in our business. The decrease in the cost of license and implementation revenue was primarily the result of a reduction of $1.0 million in personnel costs and a $0.3 million decrease in consulting costs paid to third-party contractors.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased by $0.7 million, or 6%, to $11.3 million during the six months ended March 31, 2015 from $10.6 million for the six months ended March 31, 2014. As a percentage of revenue, cost of

SaaS and maintenance revenues decreased slightly from 46% to 45% during the six months ended March 31, 2015, as we continued to improve gross margins due to increased efficiencies in our business. The increase in the cost of SaaS and maintenance revenues by $0.7 million was primarily due to an increase in personnel costs of $0.9 million, partially offset by a reduction in travel and other costs of an aggregate of $0.2 million. Costs increased as we continued to focus on building infrastructure for our cloud-based solutions.

Operating Expenses

	Six Months Ended March 31,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$8,740	$9,548	$(808)	(8)%
Sales and marketing	14,597	11,629	2,968	26
General and administrative	10,878	9,115	1,763	19
Restructuring	—	69	(69)	(100)

Total operating expenses	$34,215	$30,361	$3,854	13%

Research and Development

Research and development expenses decreased by $0.8 million, or 8%, to $8.7 million during the six months ended March 31, 2015 as compared to $9.5 million for the same period in fiscal year 2014. The decrease was primarily due to $1.2 million of capitalized cost in connection with the development of internally-developed software partially offset by a $0.2 million increase in employee related costs and a $0.1 million increase in travel expense.

Sales and Marketing

Sales and marketing expenses increased by $3.0 million, or 26%, to $14.6 million during the six months ended March 31, 2015 as compared to $11.6 million for the same period in fiscal year 2014. This increase was primarily due to a $1.8 million in increase in employee-related costs resulting from increased headcount, a $0.5 million increase in marketing related activities, a $0.2 increase in third party contracts and a $0.3 million increase in other costs. The increase in employee-related costs includes salaries and benefits of $1.6 million and stock-based compensation of $0.2 million.

General and Administrative

General and administrative expenses increased by $1.8 million, or 19%, to $10.9 million during the six months ended March 31, 2015 as compared to $9.1 million for the same period in fiscal year 2014. The increase was due primarily to higher employee-related costs of $0.7 million resulting from increased headcount, third party contractor costs of $0.4 million (primarily legal fees), facility costs of $0.4 million mainly due to higher rent for new head office lease and travel expense of $0.1 million.

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

Interest and Other (Income) Expense, Net

	Six Months Ended March 31,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$(6)	$(7)	$1	(14)%
Other expense, net	$53	$87	$(34)	(39)%

Interest income, net primarily related to interest income earned from our invested cash, net of bank service charges.

Other (income) expenses, net decreased primarily due to currency fluctuation gain recorded for six months ended March 31, 2015 as against a loss recorded in the six months ended March 31, 2014.

Provision for Income Taxes

	Six Months Ended March 31,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$327	$165	$162	98%

Provision for income taxes is primarily related to the state minimum tax and foreign tax on our profitable foreign operations. The change in income tax provision is primarily due to the change in income related to our foreign operations.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $93.2 million. Since inception, we have financed our operations primarily through proceeds from the issuance of capital stock and since 2006 through cash flows from operations. In addition, in March 2013, upon the closing of our IPO, we received aggregate net proceeds of $101.1 million, net of underwriting discounts and commissions.

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

Cash Flows

	Six Months Ended March 31,
	2015	2014
Cash flows used in operating activities	$(7,260)	$(5,745)
Cash flows used in investing activities	$(2,272)	$(518)
Cash flows provided by financing activities	$1,702	$4,617

Cash Flows from Operating Activities

Net cash used in operating activities was $7.3 million for the six months ended March 31, 2015, compared to $5.7 million for the six months ended March 31, 2014. Net cash used in operating activities for six months ended March 31, 2015 was primarily the result of our net loss of $8.9 million and a net change of $5.1 million in operating assets and liabilities, partially offset by $6.7 million of non-cash adjustments primarily comprised of $4.7 million in stock-based compensation and $1.9 million in depreciation and amortization. The net change in operating assets and liabilities is primarily related to an increase of $2.7 million in accounts receivables, primarily reflective of billings in excess of collections, an increase in accounts payable of $1.3 million mainly due to timing of payments, a $0.6 million increase in other accrued and long-term liabilities and a $0.3 million increase in deferred cost of implementation services. These were partially offset by a decrease of $1.3 million in accrued employee compensation, primarily related to payment of LeapFrogRx compensation charges and lower accrual for commission and employee paid time off, and a decrease in deferred revenue of $2.6 million due to higher revenue recognized upon completion of customer projects.

Net cash used in operating activities for the six months ended March 31, 2014 was primarily the result of our net loss of $8.2 million and a net change of $4.3 million in operating assets and liabilities, partially offset by non-cash adjustments such as stock-based compensation and depreciation and amortization aggregating to $6.7 million. The net changes in operating assets and liabilities primarily relate to an increase in accounts receivable of $4.3 million due to higher invoicing, a reduction in accounts payable, accrued employee compensation and other accrued and long-term liabilities of $3.5 million, primarily due to purchases made under the ESPP, payment of bonus, operating expenses and restructuring charges, partially offset by an increase in deferred revenue of $3.1 million due to higher invoicing and a net reduction of $0.4 million in prepaid expenses and other assets upon expense recognition for prepayments made in prior quarters related to office rent, insurance premium and related items.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.3 million for the six months ended March 31, 2015, compared to $0.5 million for the same period in fiscal year 2014.

Net cash used in investing activities for the six months ended March 31, 2015 was primarily due to purchases of property and equipment of $1.0 million and $1.3 million associated with capitalization of software development costs. Net cash used in investing activities for the six months ended March 31, 2014 was primarily due to the purchase of property and equipment of $0.5 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.7 million for the six months ended March 31, 2015, compared to net cash of $4.6 million provided for the six months ended March 31, 2014.

Net cash provided by financing activities for the six months ended March 31, 2015 was primarily from the exercises of stock options and purchase made under ESPP. Net cash provided by financing activities for the six months ended March 31, 2014 primarily consisted of $4.8 million from exercises of stock options and purchases made under the ESPP, partially offset by $0.2 million of payments made under the capital lease obligations.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Non-GAAP Financial Measure:

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States (U.S. GAAP). We define adjusted EBITDA as net loss before items discussed below, including: LeapFrogRx compensation charges, stock-based compensation expense, depreciation and amortization, restructuring charges, interest income, net, other expenses, net, legal expenses and provision for income taxes. We believe adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. We also use this measure internally to establish budgets and operational goals to manage our business and evaluate our performance.

We understand that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results of operations as reported under the U.S. GAAP. These limitations include:

•	adjusted EBITDA does not include the effect of the LeapFrogRx compensation charges, which are a cash expense;

•	adjusted EBITDA does not reflect stock-based compensation expense;

•	depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; adjusted EBITDA does not reflect any cash requirements for these replacements;

•	adjusted EBITDA does not reflect restructuring expense;

•	adjusted EBITDA does not reflect legal expense related to class action lawsuits;

•	adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following tables provide a reconciliation of adjusted EBITDA to net loss:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(4,599)	$(5,032)	$(8,898)	$(8,155)
Adjustments:
Stock-based compensation expense	2,282	2,816	4,676	4,788
Depreciation and amortization	950	921	1,883	1,879
LeapFrogRx Compensation charges	11	101	91	301
Restructuring	—	—	—	69
Interest income, net	(2)	(3)	(6)	(7)
Other expenses, net	92	56	53	87
Legal expenses	242	—	242	—
Provision for income taxes	192	82	327	165

Adjusted EBITDA	$(832)	$(1,059)	$(1,632)	$(873)

Adjusted EBITDA was $(0.8) million, $(1.1) million, $(1.6) million and $(0.9) million for the three months ended March 31, 2015 and 2014 and six months ended March 31, 2015 and 2014, respectively. The increase in our adjusted EBITDA for the three months ended March 31, 2015 as compared to the same quarter in fiscal year 2014 was primarily due to an increase in revenues partially offset by an increase in operating expenses. The decrease in our adjusted EBITDA for the six months ended March 31, 2015 as compared to the six months ended March 31, 2014, was primarily due to an increase in operating expenses resulting from an increase in personnel and other costs as we continued to invest in our business.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We are presently involved in litigation arising from our initial public offering (IPO). We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of March 31, 2015, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to the cases discussed below.

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

Our operating and financial results are subject to various risks and uncertainties including those described below. You should carefully consider the following risk factors, together with all of the other information in this report, including the Consolidated Financial Statements and the related notes included elsewhere in this report, before deciding whether to invest in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We have incurred losses in the past, and we may not be profitable in the future.

We have incurred net losses of $8.9 million and $8.2 million for six months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had an accumulated deficit of $91.9 million. We expect that our expenses will increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, for example, our new configure, price and quote solution, enhancing existing solutions, extending into the mid-market, continuing to penetrate the technology industry and pursuing selective acquisitions. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs, will also increase our expenses in future periods. In the near-term, we do not expect that our revenues will be sufficient to offset these expected increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

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

We must continue to improve our sales execution and increase our sales channels and opportunities in order to grow our revenues, and if we are unsuccessful, our operating results may be adversely affected.

We must continue to improve our sales execution in order to, among other things, increase the number of our sales opportunities and grow our revenue. We must improve the market awareness of our solutions and expand our relationships with our channel partners in order to increase our revenues. Further, we believe that we must continue to develop our relationships with new and existing customers and partners, and create additional sales opportunities to effectively and efficiently extend our geographic reach and market penetration. Our efforts to improve our sales execution could result in a material increase in our sales and marketing expense and general and administrative expense, and there can be no assurance that such efforts will be successful. While we have made progress in improving our sales execution over recent fiscal quarters, we may not be able to sustain such improvement at the current level, or at all, and short-term improvement in sales execution may not result in increased revenues. If we are unable to significantly improve our sales execution, increase the awareness of solutions, create additional sales opportunities, expand our relationships with channel partners, or effectively manage the costs associated with these efforts, our operating results and financial condition could be materially and adversely affected.

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

Our total revenues are largely dependent on the sale of software licenses and the related implementation services we provide. For example, our license and implementation revenues constituted approximately 43%, 46%, and 43% of our total revenues for the six months ended March 31, 2015 and 2014 and for the fiscal year ended September 30, 2014, respectively. Customers purchasing software licenses for our solutions generally make large orders and the revenues related to these sales are recognized over the subsequent implementation period, which may range from a few months to up to three years. The continued growth of our revenues is dependent in part on our ability to expand the use of our solutions by existing customers and attract new customers. Likewise, it is also important that customers using our on premise solutions renew their maintenance agreements and that customers using our cloud-based solutions renew their subscription agreements with us. Our customers have no obligation to renew their maintenance or subscription agreements after the expiration of the initial term, and we cannot assure you that they will do so. We have had in the past and may in the future have disputes with customers regarding our solutions, which may impact such customers’ decisions to continue to use our solutions and pay for maintenance and support in the future.

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

We depend on our management team and our key sales and development and services personnel, and the loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends on the expertise and continued services of our executive officers. We have in the past and may in the future continue to experience changes in our executive management team resulting from the hiring or departure of executives, which may be disruptive to our business. In addition, we recently hired additional sales and marketing personnel. The impact of hiring new executives, as well as the new additional sales and marketing personnel, and implementing these initiatives may not be immediately realized. We are also substantially dependent on the continued service of our existing development and services personnel because of their familiarity with the inherent complexities of our solutions.

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

Our ability to increase revenues from existing customers and attract new customers depends in large part on our ability to enhance and improve our existing solutions and to develop and introduce new applications. For example, we recently announced our new Revvy solutions, built on the Salesforce1 Platform from salesforce.com, and Revenue Management as a Service. The success of any enhancement or new application depends on several factors, including timely completion, adequate quality testing, introduction and market acceptance. Any enhancement or new application that we develop, (such as our Revvy solutions and Revenue Management as a Service) or acquire may not be introduced in a timely or cost-effective manner may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to successfully enhance our existing solutions and develop new applications to meet customer requirements, our business and operating results will be adversely affected.

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

As of March 31, 2015, our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially owned approximately 51% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated bases of stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

Date: May 11, 2015

MODEL N INC.

By:	/s/ Mark Tisdel
Mark Tisdel
Chief Financial Officer
(Principal Financial Officer and Accounting Officer

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