Form 10-Q
period 2015-06-30
MODEL N, INC.
filed 2015-08-10
CIK 1118417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015 the registrant had 26,443,275 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MODEL N, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	As of	As of
	June 30,	September 30,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$93,811	$101,006
Accounts receivable, net	20,853	15,203
Deferred cost of implementation services, current portion	504	251
Prepaid expenses	2,716	2,092
Other current assets	121	322

Total current assets	118,005	118,874
Property and equipment, net	7,657	6,889
Goodwill	1,509	1,509
Intangible assets, net	378	587
Other assets	1,790	1,272

Total assets	$129,339	$129,131

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$3,405	$1,369
Accrued employee compensation	9,051	9,194
Accrued liabilities	3,611	1,998
Deferred revenue, current portion	26,344	23,943

Total current liabilities	42,411	36,504
Deferred revenue, net of current portion	1,907	2,585
Other long-term liabilities	993	1,078

Total liabilities	45,311	40,167

Commitments and contingencies
Stockholders’ equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 26,423 and 25,085 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively	4	4
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	182,067	172,245
Accumulated other comprehensive loss	(363)	(289)
Accumulated deficit	(97,680)	(82,996)

Total stockholders’ equity	84,028	88,964

Total liabilities and stockholders’ equity	$129,339	$129,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Revenues:
License and implementation	$8,359	$8,073	$27,781	$27,449
SaaS and maintenance	15,251	11,196	40,606	34,029

Total revenues	23,610	19,269	68,387	61,478

Cost of revenues:
License and implementation	4,020	3,812	11,806	12,955
SaaS and maintenance	6,928	5,302	18,228	15,917

Total cost of revenues	10,948	9,114	30,034	28,872

Gross profit	12,662	10,155	38,353	32,606
Operating expenses:
Research and development	4,438	4,814	13,178	14,362
Sales and marketing	7,657	6,664	22,254	18,293
General and administrative	6,267	5,403	17,145	14,518
Restructuring	—	(43)	—	26

Total operating expenses	18,362	16,838	52,577	47,199

Loss from operations	(5,700)	(6,683)	(14,224)	(14,593)
Interest income, net	—	(3)	(6)	(10)
Other expenses, net	6	24	59	111

Loss before income taxes	(5,706)	(6,704)	(14,277)	(14,694)
Provision for income taxes	80	96	407	261

Net loss	$(5,786)	$(6,800)	$(14,684)	$(14,955)

Net loss per share attributable to common stockholders :
Basic and diluted	$(0.22)	$(0.27)	$(0.57)	$(0.62)

Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	26,317	24,794	25,837	24,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(5,786)	$(6,800)	$(14,684)	$(14,955)
Foreign currency translation (loss) gain, net of taxes	(6)	4	(74)	79
Unrealized loss on marketable securities, net of tax	—	—	—	(1)

Other comprehensive (loss) income, net	(6)	4	(74)	78

Total comprehensive loss	$(5,792)	$(6,796)	$(14,758)	$(14,877)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(14,684)	$(14,955)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,787	2,543
Amortization of intangible assets	209	248
Stock-based compensation	7,412	7,450
Other non cash charges, net	187	29
Changes in assets and liabilities:
Accounts receivable	(5,667)	(1,806)
Prepaid expenses and other assets	(753)	128
Deferred cost of implementation services	(436)	265
Accounts payable	2,174	(212)
Accrued employee compensation	(73)	(2,342)
Other accrued and long-term liabilities	1,278	(906)
Deferred revenue	1,723	6,106

Net cash used in operating activities	(5,843)	(3,452)

Cash flows from investing activities:
Purchases of property and equipment	(1,748)	(1,503)
Capitalization of software development costs	(1,883)	—

Net cash used in investing activities	(3,631)	(1,503)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	2,300	5,049
Payments for deferred offering costs	—	(6)
Principal payments on capital lease obligations	—	(292)

Net cash provided by financing activities	2,300	4,751

Effect of exchange rate changes on cash and cash equivalents	(21)	24
Net decrease in cash and cash equivalents	(7,195)	(180)
Cash and cash equivalents
Beginning of period	101,006	103,350

End of period	$93,811	$103,170

Supplemental Disclosure of Cash Flow Data:
Noncash Investing and Financing Activities:
Capitalized stock options in software development costs	109	—
Deferred offering costs not yet paid	—	6

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

Basis for Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2014. There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended September 30, 2014 included in the Annual Report on Form 10-K.

In the opinion of management, the unaudited interim consolidated financial statements includes all the normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet as of June 30, 2015; the condensed consolidated statements of operations for the three and nine months ended June 30, 2015 and 2014; the condensed consolidated statements of comprehensive loss for the three and nine months ended June 30, 2015 and 2014; and the condensed consolidated statements of cash flows for the nine months ended June 30, 2015 and 2014. The results of operations for the three and nine months ended June 30, 2015 were not necessarily indicative of the operating results for the full fiscal year 2015 or any future periods.

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

SaaS and Maintenance

SaaS and maintenance revenues primarily include subscription and the related implementation fees from customers accessing the Company’s cloud-based solutions and revenues associated with maintenance and support contracts from customers using on-premise solutions. Also included in SaaS and maintenance revenues are other revenues, including revenues related to application support, training and customer-reimbursed expenses.

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

SaaS arrangements include multiple elements, such as subscription fees and the related implementation services. In SaaS arrangements where implementation services are complex and do not have a stand-alone value to the customers, the Company considers the entire arrangement consideration, including subscription fees and related implementation services fees, as a single unit of accounting in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Accounting Standards Codification (ASC) Topic 605)—Multiple-Deliverable Revenue Arrangements. For such arrangements, the Company recognizes the revenues ratably beginning the day the customer is provided access to the subscription service through the longer of the initial contractual period or the expected term of the customer relationship.

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

The Company does not offer any contractual rights of return or concessions. The Company’s implementation projects generally have a term ranging from a few months to three years and may be terminated by the customer at any time. Should a loss be anticipated on a contract, the full amount of the loss is recorded when the loss is determinable. The Company updates its estimates regarding the completion of implementations based on changes to the expected contract value and revisions to its estimates of time required to complete each implementation project. Amounts that may be payable to customers to settle customer disputes are recorded as a reduction in revenues or reclassified from deferred revenue to customer payables in accrued liabilities and other long-term liabilities.

New Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-05—Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): The update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. For public companies, the update is effective for the fiscal year and for the interim period beginning after December 15, 2015, with early application permitted. The Company is currently assessing the impact that adopting this update may have on its consolidated financial statements and footnote disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) - Revenue from Contracts with Customers, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products and services are transferred to customers. ASU 2014-09 was originally to be effective for the Company on October 1, 2017. In July 2015, the FASB affirmed a one-year deferral of the effective date of the new revenue standard. The new standard will become effective for the Company on October 1, 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early application is permitted but not before the original effective date of annual periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

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

The table below sets forth the Company’s cash equivalents as of June 30, 2015 and September 30, 2014, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of June 30, 2015:
Assets:
Cash equivalents:
Money market fund deposits	$45,516	$—	$—	$45,516
U.S. treasury bills	—	—	—	—

Total	$45,516	$—	$—	$45,516

As of September 30, 2014:
Assets:
Cash equivalents:
Money market fund deposits	$11,463	$—	$—	$11,463
U.S. treasury bills	34,050	—	—	34,050

Total	$45,513	$—	$—	$45,513

Cash equivalents in the above table exclude $48.3 million and $55.5 million held in cash by the Company in its bank accounts as of June 30, 2015 and September 30, 2014, respectively. There were no transfers of assets measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the three and nine months ended June 30, 2015.

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value recorded as cash equivalents:

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
As of June 30, 2015:
Cash equivalents:
Money market fund deposits	$45,516	$—	$—	$45,516
U.S. treasury bills	—	—	—	—

Total	$45,516	$—	$—	$45,516

As of September 30, 2014:
Cash equivalents:
Money market fund deposits	$11,463	$—	$—	$11,463
U.S. treasury bills	34,050	—	—	34,050

Total	$45,513	$—	$—	$45,513

3.	Stock-based Compensation

Stock Plans

The Company’s board of directors (“Board”) adopted the 2013 Equity Incentive Plan (“2013 Plan”) in February 2013, and the stockholders approved the 2013 Plan in March 2013. The 2013 Plan became effective on March 18, 2013 and will terminate in February 2023. The 2013 Plan serves as the successor equity compensation plan to the 2010 Equity Incentive Plan (“2010 Plan”). The 2013 Plan was approved with a reserve of 8.0 million shares, which consists of 2.5 million shares of the Company’s common stock reserved for future issuance under the 2013 Plan and shares of common stock previously reserved but unissued under the 2010 Plan. In addition, any shares of common stock subject to outstanding awards under the 2010 Plan and 2000 Stock Plan (“2000 Plan”) that are issuable upon the exercise of options that expire without having been exercised in full, are forfeited or repurchased by the Company at the original purchase price or are used to pay the exercise price or withholding obligations related to any award will be available for future grant and issuance under the 2013 Plan. Additionally, the 2013 Plan provides for automatic increases in the number of shares available for issuance under it on October 1 of each of the first four calendar years during the term of the 2013 Plan by the lesser of 5% of the number of shares of common stock issued and outstanding on each September 30 immediately prior to the date of increase or the number determined by our board of directors. No further grants will be made under the 2010 Plan, and the balances under the 2010 Plan have been transferred to the 2013 Plan. The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, restricted stock units and stock bonuses. Awards generally vest over three to four years and expire ten years from the date of grant.

Employee Stock Purchase Plan

The 2013 Employee Stock Purchase Plan (“ESPP”) became effective on March 19, 2013. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value, as defined in the ESPP, subject to any plan limitations. Except for the initial offering period, the ESPP provides for six-month offering periods, starting on February 20 and August 20 of each year.

The following table presents the weighted-average assumptions used to estimate the fair value of the ESPP during the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	—	—	0.06%-0.07%	0.08%
Dividend yield	—	—	—	—
Volatility	—	—	33%-37%	30%
Expected term (in years)	—	—	0.50	0.50

Restricted Stock Awards Issued to Certain Employees in Connection with the LeapFrogRx Acquisition

In January 2012, the Company issued 200,000 shares of common stock, which vested based on future continued employment, to certain employees of LeapFrogRx in connection with the acquisition of LeapFrogRx. Of these shares, 36,818 shares were forfeited and all the remaining shares were fully vested through the period ended March 31, 2014. The total fair value of restricted stock awards vested during the nine months ended June 30, 2014 was $0.1 million.

Performance-based Restricted Stock Units

On December 6, 2013, the Compensation Committee of the Board approved initial grants of an aggregate of 280,000 performance-based restricted stock units to three of the Company’s senior officers, including the Chief Executive Officer and the Chief Financial Officer. Under the terms of these grants, the actual number of shares released could be 0% to 250% of the initial grant based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Russell 3000 index (Index) over a three-year period. In any of the three years, no shares will be released if the TSR of the Company’s common stock is below the 30th percentile relative to the Index; 100% of the initial grant will be released if the Company’s TSR is at the 50th percentile relative to the Index; and 250% of the initial grant will be released if the Company’s TSR is over the 90th percentile relative to the Index. These grants vest as to one-third on each annual anniversary of November 22, 2013, with a “catch-up” provision such that shares not earned in a prior year may be earned in a subsequent year subject to the Company’s TSR achieving a certain level relative to the Index and exceeding the prior year’s TSR. These grants have a ten-year term, subject to their earlier termination upon certain events including the awardee’s termination of employment. As of June 30, 2015, approximately 43,000 of performance based restricted stock units were forfeited and 195,000 shares were released based on the Company’s TSR relative to the Index.

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

On March 9, 2015, the Compensation Committee of the Board of Directors granted an aggregate of 348,700 performance-based restricted stock units to members of the Company’s executive team, including the Chief Executive Officer and the Chief Financial Officer. Under the terms of these grants, the actual number of shares that will vest and be released will range from 0% to 250% of the grant based on the performance of the Company’s TSR relative to the TSR of the Index over a three-year period. No shares will vest and be released in the first year. In any of the two remaining years, no shares will vest and be released if the TSR of the Company’s common stock is below the 30th percentile relative to the Index; 100% of the grant will vest and be released if the Company’s TSR is at the 50th percentile relative to the Index; and 250% of the grant will vest and be released if the Company’s TSR is over the 90th percentile relative to the Index. These grants vest over a three-year period with 50% vesting on each of the second and the third annual anniversary of the vesting commencing date of February 15, 2015. In addition, these grants have a “catch-up” provision such that if the Company’s TSR relative to the Index for the three-year period exceeds that of the two-year period, additional shares for the two-year period will vest and be released based on the three-year achievement level. These grants have a ten-year term, subject to their earlier termination upon certain events including the awardee’s termination of employment. During nine months ended June 30, 2015, none of performance-based restricted stock units were forfeited and no shares were released based on the Company’s TSR relative to the Index.

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

The grant date fair values of these awards were determined using the following assumptions:

Risk-free interest rate	1.10%
Dividend yield	—
Volatility	32%

Activities of Stock Options, Restricted Stock Units and Restricted Stock Awards

		Outstanding Awards
	Shares Available for Grant	Number of Stock Options	Weighted Average Exercise Price	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
		(in thousands, except exercise price and grant date fair value)
Balance at September 30, 2014 (1)	3,044	1,881	$7.07	2,265	$12.46
Increase in shares reserved	1,254	—	—	—	—
Granted (1)	(1,344)	—	—	1,344	11.30
Exercised/released (1)	—	(271)	4.32	(921)	11.22
Forfeited	586	(159)	12.01	(427)	11.73
Expired	157	(157)	12.28	—	—

Balance at June 30, 2015 (1)	3,697	1,294	$6.40	2,261	$12.41

(1)	Includes shares issuable as performance-based restricted stock units

Stock-based compensation is included in the results of operations as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cost of revenues:
License and implementation	$189	$206	$493	$752
SaaS and maintenance	208	167	584	576

Total stock-based compensation in cost of revenue	397	373	1,077	1,328

Operating expenses:
Research and development	353	310	947	972
Sales and marketing	899	721	2,273	1,931
General and administrative	1,087	1,258	3,115	3,219

Total stock-based compensation in operating expense	2,339	2,289	6,335	6,122

Stock-based compensation in operating loss	2,736	2,662	7,412	7,450
Stock-based compensation capitalized as software
development cost	—	—	109	—

Total stock-based compensation expenses	$2,736	$2,662	$7,521	$7,450

4.	Income Taxes

The Company recorded an income tax expense of $80,000 and $96,000, representing effective income tax rates of (1)% and (1)%, for the three months ended June 30, 2015 and 2014, respectively; and $407,000 and $261,000, representing income rates of (3)% and (2)%, for the nine months ended June 30, 2015 and 2014, respectively. The Company’s effective income-tax rates during these periods differ from the Company’s federal statutory rate of 34% primarily due to permanent differences for stock-based compensation and the impact of state income taxes and foreign tax rate differences, and the Company realized no benefit for current period losses due to maintaining a full valuation allowance against the U.S. and foreign net deferred tax assets.

5.	Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Numerator:
Basic and diluted:
Net loss attributable to common stockholders	$(5,786)	$(6,800)	$(14,684)	$(14,955)

Denominator:
Basic and diluted:
Weighted Average Shares Used in Computing Net Loss per Share Attributable to Common Stockholders	26,317	24,794	25,837	24,214

Net Loss per Share Attributable to Common Stockholders:
Basic and diluted	$(0.22)	$(0.27)	$(0.57)	$(0.62)

The following shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would have been anti-dilutive:

	Nine Months Ended June 30,
	2015	2014
Stock options	1,294	2,014
Restricted stock awards, performance-based restricted stock units and restricted stock units	2,261	2,106

This also excludes future common stock purchase obligations of the Company related to the ESPP.

6.	Litigation and Contingencies

Legal Proceedings

On September 5, 2014 and January 22, 2015, purported securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, against the Company, certain of the Company’s current and former directors and executive officers and underwriters of the initial public offering (“IPO”). The lawsuits were brought by purported stockholders of the Company seeking to represent a class consisting of all those who purchased the Company’s stock pursuant and/or traceable to the Registration Statement and Prospectus issued in connection with the IPO. The lawsuits assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and seek unspecified damages and other relief. On March 2, 2015, the Court entered an order consolidating the two class action lawsuits. Discovery in the case is ongoing.

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

Revenues from External Customers

Revenues from customers outside of the United States were 6% and 9% of total revenues for the three months ended June 30, 2015 and 2014 and 7% and 10% of total revenues for the nine months ended June 30, 2015 and 2014, respectively.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region:

	As of	As of
	June 30,	September 30,
	2015	2014
	(in thousands)
United States	$6,305	$5,858
India	1,352	1,031

Total property and equipment, net	$7,657	$6,889

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended June 30, 2015 and 2014, our revenues were $23.6 million and $19.3 million, respectively, representing a year-over-year increase of approximately 23%, primarily due to improvement in sales execution.

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

License and Implementation

License and implementation revenues are generated from the sale of software licenses for our on-premise solutions and related implementation services. We expect our license and implementation revenues for the fiscal year 2015 in absolute dollars to be relatively constant from those recorded in the fiscal year ended on September 30, 2014, due to increased focus on subscription revenues, which are covered in our SaaS and maintenance line, which began to gain wider acceptance as a delivery model.

SaaS and Maintenance

SaaS and maintenance revenues primarily include subscription and related implementation fees from customers accessing our cloud-based solutions and revenues associated with maintenance contracts from license customers. Also included in SaaS and maintenance revenues are other revenues, including revenues related to application support, training and customer-reimbursed expenses. In fiscal year 2014 and 2015, we took several steps to transform our business model in order to increase the percentage of our business from SaaS and maintenance revenues. We believe we have an opportunity to accelerate the shift in our business model to recurring revenues, as we believe the SaaS model is beginning to gain wider acceptance as a delivery model, particularly in the technology sector and with mid-market life science companies. We have started marketing and selling some of our products and services (such as our Revvy product suite and Revenue Management as a Service (RMaaS), which is Model N’s subscription service for performing upgrades). Accordingly, we expect that SaaS and maintenance revenues for the fiscal year 2015 will be higher and will also increase as a percentage of total revenues as we continue to acquire new SaaS customers.

Cost of Revenues

Our total cost of revenues is comprised of the following:

License and Implementation

Cost of license and implementation revenues includes costs related to the implementation of our on-premise solutions. Cost of license and implementation revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation and overhead allocation as well as third-party contractors, royalty fees paid to third parties for rights to their intellectual property and other-related expenses. Cost of license and implementation revenues may vary from period to period depending on a number of factors, including the amount of implementation services required to deploy our solutions and the level of involvement of third-party contractors providing implementation services.

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

Research and development

Our research and development expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation and overhead allocation as well as third-party contractors and travel-related expenses. Our software development costs for new software solutions and enhancements to existing software solutions are generally expensed as incurred. However, we capitalize development costs incurred in connection with the development of certain additional service offerings that will only be offered through the cloud. As of June 30, 2015, the net book value of capitalized software development costs was $4.3 million, of which $3.7 million was related to the software that was made available for use by our customers. The remaining $0.6 million related to the development of a product that was not completed as of June 30, 2015. We expect our research and development expenses to increase in absolute dollars as we continue to develop new applications and enhance our existing software solutions.

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

LeapFrogRx Compensation Charges

In January 2012, we acquired certain assets and liabilities of LeapFrogRx for initial cash consideration of $3.0 million as well as potential additional payments to former LeapFrogRx stockholders totaling up to $8.3 million, which were incurred through January 2015. These additional payments were, among other things, subject to future continued employment and are therefore considered compensatory in nature and are being recognized as compensation expense (LeapFrogRx compensation charges) over the term of each component. We paid the final LeapFrogRx compensation charges of $1.0 million in January 2015. As of June 30, 2015, we had expensed an aggregate of $6.2 million of LeapFrogRx compensation charges.

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
License and implementation	$8,359	$8,073	$27,781	$27,449
SaaS and maintenance	15,251	11,196	40,606	34,029

Total revenues	23,610	19,269	68,387	61,478

Cost of Revenues:
License and implementation (1)	4,020	3,812	11,806	12,955
SaaS and maintenance (1)	6,928	5,302	18,228	15,917

Total cost of revenues	10,948	9,114	30,034	28,872

Gross profit	12,662	10,155	38,353	32,606
Operating Expenses:
Research and development (1)	4,438	4,814	13,178	14,362
Sales and marketing (1)	7,657	6,664	22,254	18,293
General and administrative (1)	6,267	5,403	17,145	14,518
Restructuring	—	(43)	—	26

Total operating expenses	18,362	16,838	52,577	47,199

Loss from operations	(5,700)	(6,683)	(14,224)	(14,593)
Interest income, net	—	(3)	(6)	(10)
Other expenses, net	6	24	59	111

Loss before income taxes	(5,706)	(6,704)	(14,277)	(14,694)
Provision for income taxes	80	96	407	261

Net loss	$(5,786)	$(6,800)	$(14,684)	$(14,955)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cost of Revenues:
License and implementation	$189	$206	$493	$752
SaaS and maintenance	208	167	584	576
Research and development	353	310	947	972
Sales and marketing	899	721	2,273	1,931
General and administrative	1,087	1,258	3,115	3,219

Total stock-based compensation expense	$2,736	$2,662	$7,412	$7,450

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Revenues:
License and implementation	35%	42%	41%	45%
SaaS and maintenance	65	58	59	55

Total revenues	100	100	100	100

Cost of revenues:
License and implementation	17	20	17	21
SaaS and maintenance	29	27	27	26

Total cost of revenues	46	47	44	47

Gross profit	54	53	56	53
Operating expenses:
Research and development	19	25	19	23
Sales and marketing	32	35	33	30
General and administrative	27	28	25	24
Restructuring	—	—	—	—

Total operating expenses	78	88	77	77

Loss from operations	(24)	(35)	(21)	(24)
Interest income, net	—	—	—	—
Other expenses, net	—	—	—	—

Loss before income taxes	(24)	(35)	(21)	(24)
Provision for income taxes	—	—	1	—

Net loss	(24)%	(35)%	(22)%	(24)%

Comparison of the Three months Ended June 30, 2015 and 2014

Revenues

	Three Months Ended June 30,
	2015		2014		Change
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenue:
License and implementation	$8,359	35%	$8,073	42%	$286	4%
SaaS and maintenance	15,251	65	11,196	58	4,055	36

Total revenues	$23,610	100%	$19,269	100%	$4,341	23%

License and Implementation

License and implementation revenues during the three months ended June 30, 2015 were relatively unchanged as compared to license and implementation revenues for the three months ended June 30, 2014. As a percentage of total revenue, license and maintenance revenue decreased from 42% to 35% due to increase in SaaS and maintenance revenues, as we continue to focus on our recurring revenue activities. Revenues generated from projects that closed after June 30, 2014 but prior to three months ended June 30, 2015 were offset by the revenues from projects started during the period.

SaaS and Maintenance

SaaS and maintenance revenues increased by $4.1 million, or 36%, to $15.3 million for the three months ended June 30, 2015 from $11.2 million for the three months ended June 30, 2014. The increase in SaaS and maintenance revenues of approximately $3.1 million was due to an increase in the number of subscription contracts. We intend to focus on growing our recurring revenue from SaaS and maintenance in future periods and also as a percentage of total revenues.

Cost of Revenues

	Three Months Ended June 30,
	2015		2014		Change
		% of		% of
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
License and implementation	$4,020	48%	$3,812	47%	$208	5%
SaaS and maintenance	6,928	45	5,302	47	1,626	31

Total cost of revenues	$10,948	46%	$9,114	47%	$1,834	20%

Gross profit
License and implementation	$4,339	52%	$4,261	53%	$78	2%
SaaS and maintenance	8,323	55	5,894	53	2,429	41

Total gross profit	$12,662	54%	$10,155	53%	$2,507	25%

License and Implementation

Cost of license and implementation revenues increased by approximately $0.2 million, or 5%, to $4.0 million during the three months ended June 30, 2015 from $3.8 million for the three months ended June 30, 2014. As a percentage of revenues, cost of license and implementation revenues increased marginally from 47% to 48% during the three months ended June 30, 2015. The increase cost of revenues is consistent with the increase in license and implementation revenues.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased by $1.6 million, or 31%, to $6.9 million during the three months ended June 30, 2015 from $5.3 million for the three months ended June 30, 2014. However, as a percentage of revenues, cost of SaaS and maintenance revenues decreased from 47% to 45% during the three months ended June 30, 2015, as we continued to improve gross margins due to increased efficiencies in our business due to relatively lower cost to deliver SaaS and maintenance revenues. The increase in the cost of SaaS and maintenance revenues was primarily due to increase in personnel costs of $0.9 million, a $0.5 million in consulting costs and a $0.2 million increase in software amortization.

Operating Expenses

	Three Months Ended June 30,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$4,438	$4,814	$(376)	(8)%
Sales and marketing	7,657	6,664	993	15
General and administrative	6,267	5,403	864	16
Restructuring	—	(43)	43	(100)

Total operating expenses	$18,362	$16,838	$1,524	9%

Research and Development

Research and development expenses decreased by $0.4 million, or 8%, to $4.4 million during the three months ended June 30, 2015 as compared to $4.8 million for the three months ended June 30, 2014 primarily due to approximately $0.6 million of costs capitalized in connection with the development of certain internally-developed software, partially offset by a $0.2 million increase in third party contractor costs.

Sales and Marketing

        Sales and marketing expenses increased by $1.0 million, or 15%, to $7.7 million during the three months ended June 30, 2015 as compared to $6.7 million for the three months ended June 30, 2014. This increase was primarily due to a $0.8 million increase in employee-related costs due to a 13% increase in headcount during the three months ended June 20, 2015, a $0.1 million increase in third party contractor costs and a $0.2 million increase in travel expense, partially offset by a $0.1 million decrease in marketing program expense. The increase in employee-related costs includes compensation costs of $0.6 million and $0.2 million of stock based compensation expense.

General and Administrative

General and administrative expenses increased by $0.9 million, or 16%, to $6.3 million during the three months ended June 30, 2015 as compared to $5.4 million for the three months ended June 30, 2014. This increase was due primarily to an increase in professional fees of $1.3 million primarily as a result of higher legal expenses related to our litigation and an increase in facility expenses of $0.2 million, partially offset by a $0.6 million decrease in employee-related costs due to termination of certain employees.

Interest and Other (Income) Expense, Net

	Three Months Ended June 30,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$—	$(3)	$3	(100)%
Other expense, net	$6	$24	$(18)	(75)%

Interest income, net, primarily related to interest income earned from our invested cash, net of bank service charges.

Other expenses, net decreased primarily due to currency fluctuation gain recorded in the current quarter as against a currency fluctuation loss recorded in the same quarter of fiscal year 2014.

Provision for Income Taxes

	Three Months Ended June 30,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$80	$96	$(16)	(17)%

Provision for income taxes is primarily related to the state minimum tax and foreign tax on our profitable foreign operations. The change in income tax provision is primarily due to the change in income related to our foreign operations.

Comparison of the Nine months Ended June 30, 2015 and 2014

Revenues

	Nine Months Ended June 30,
	2015		2014		Change
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenue:
License and implementation	$27,781	41%	$27,449	45%	$332	1%
SaaS and maintenance	40,606	59	34,029	55	6,577	19

Total revenues	$68,387	100%	$61,478	100%	$6,909	11%

License and Implementation

License and implementation revenues during the nine months ended June 30, 2015 were relatively unchanged as compared to license and implementation revenues for the nine months ended June 30, 2014, but decreased as percentage of total revenues due to the increase in SaaS and maintenance revenues as we continue to focus on our recurring revenue activities. Revenues generated from projects that closed during nine months period ended June 30, 2014 were offset by the revenues from projects started during the nine months period ended June 30, 2015.

SaaS and Maintenance

SaaS and maintenance revenues increased by $6.6 million, or 19%, to $40.6 million for the nine months ended June 30, 2015 from $34.0 million for the nine months ended June 30, 2014. Our SaaS, maintenance and support, and application support revenues increased in an aggregate by $6.8 million, partially offset by a reduction in training revenues of $0.3 million. The increase in SaaS and maintenance revenues of approximately $8.3 million was due to an increase in the number of subscription contracts partially offset by a decrease of $2.5 million for subscription contracts that ended during the period and not renewed by the customers. We intend to focus on growing our recurring revenue from SaaS and maintenance in the future periods and also as a percentage of total revenues.

Cost of Revenues

	Nine Months Ended June 30,
	2015		2014		Change
		% of		% of
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
License and implementation	$11,806	42%	$12,955	47%	$(1,149)	(9)%
SaaS and maintenance	18,228	45	15,917	47	2,311	15

Total cost of revenues	$30,034	44%	$28,872	47%	$1,162	4%

Gross profit
License and implementation	$15,975	58%	$14,494	53%	$1,481	10%
SaaS and maintenance	22,378	55	18,112	53	4,266	24

Total gross profit	$38,353	56%	$32,606	53%	$5,747	18%

License and Implementation

Cost of license and implementation revenues decreased by approximately $1.1 million, or 9%, to $11.8 million during the nine months ended June 30, 2015 from $13.0 million for the nine months ended June 30, 2014. As a percentage of revenues, cost of license and implementation revenues decreased from 47% to 42% during the nine months ended June 30, 2015. The decrease in the cost of license and implementation revenue was primarily the result of a reduction of $1.7 million in personnel costs, partially offset by a $0.6 million increase in royalties and license costs. Employee related costs decreased as a result of our revenue mix changing to license related activities from implementation, resulting from a higher number of customers going live during the period.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased by $2.3 million, or 15%, to $18.2 million during the nine months ended June 30, 2015 from $15.9 million for the nine months ended June 30, 2014. As a percentage of revenues, cost of SaaS and maintenance revenues decreased slightly from 47% to 45% during the nine months ended June 30, 2015, as we continued to improve gross margins due to increased efficiencies in our business due to relatively lower cost to deliver SaaS and maintenance revenues. The increase in the cost of SaaS and maintenance revenues was primarily due to a $1.6 million increase in personnel costs, a $0.5 million increase in third party contractors and a $0.2 million increase in software amortization.

Operating Expenses

	Nine Months Ended June 30,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$13,178	$14,362	$(1,184)	(8)%
Sales and marketing	22,254	18,293	3,961	22
General and administrative	17,145	14,518	2,627	18
Restructuring	—	26	(26)	(100)

Total operating expenses	$52,577	$47,199	$5,378	11%

Research and Development

Research and development expenses decreased by $1.2 million, or 8%, to $13.2 million during the nine months ended June 30, 2015 as compared to $14.4 million for the same period in fiscal year 2014. The decrease was primarily due to $1.9 million of costs capitalized in connection with the development of internally-developed software, partially offset by a $0.3 million increase in third party contractors and a $0.2 million increase in travel expense.

Sales and Marketing

Sales and marketing expenses increased by $4.0 million, or 22%, to $22.3 million during the nine months ended June 30, 2015 as compared to $18.3 million for the same period in fiscal year 2014. This increase was primarily due to a $2.3 million increase in employee-related costs due to a 13% increase in headcount during the three months ended June 20, 2015, a $0.4 million increase in marketing program expense due to rainmaker conference, a $0.3 million increase in third party contractors, a $0.5 million increase in travel and entertainment costs due to increase in sales activity and a $0.2 million increase in facility expense. The increase in employee-related costs includes salaries and benefits of $2.0 million and stock-based compensation of $0.3 million.

General and Administrative

General and administrative expenses increased by $2.6 million, or 18%, to $17.1 million during the nine months ended June 30, 2015 as compared to $14.5 million for the same period in fiscal year 2014. The increase was primarily due to a $1.7 million increase in professional fees primarily as a result of higher legal expenses related to our litigation, a $0.5 million increase in facility costs mainly due to higher rent for new head office lease and a $0.3 million increase in equipment costs.

Interest and Other (Income) Expense, Net

	Nine Months Ended June 30,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$(6)	$(10)	$4	(40)%
Other expense, net	$59	$111	$(52)	(47)%

Interest income, net primarily related to interest income earned from our invested cash, net of bank service charges.

Other (income) expenses, net decreased primarily due to currency fluctuation gain recorded for nine months ended June 30, 2015 as against a loss recorded in the nine months ended June 30, 2014.

Provision for Income Taxes

	Nine Months Ended June 30,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$407	$261	$146	56%

Provision for income taxes is primarily related to the state minimum tax and foreign tax on our profitable foreign operations. The change in income tax provision is primarily due to the change in income related to our foreign operations.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $93.8 million. Since inception, we have financed our operations primarily through proceeds from the issuance of capital stock and, since 2006, through cash flows from operations. In addition, in March 2013, upon the closing of our IPO, we received aggregate net proceeds of $101.1 million, net of underwriting discounts and commissions.

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

Cash Flows

	Nine Months Ended June 30,
	2015	2014
Cash flows used in operating activities	$(5,843)	$(3,452)
Cash flows used in investing activities	(3,631)	(1,503)
Cash flows provided by financing activities	2,300	4,751

Cash Flows from Operating Activities

Net cash used in operating activities was $5.8 million for the nine months ended June 30, 2015. Net cash used in operating activities for nine months ended June 30, 2015 was primarily the result of our net loss of $14.7 million and a net change of $1.8 million in operating assets and liabilities, partially offset by $10.6 million of non-cash adjustments primarily comprised of $7.4 million in stock-based compensation and $2.8 million in depreciation and amortization. The significant component of assets and liabilities changes include an increase of $5.7 million in accounts receivables, primarily reflective of billings in excess of collections, an increase in accounts payable of $2.2 million mainly due to timing of payments, an increase $1.3 million in other accrued and long term liabilities, an increase in deferred revenue of $1.7 million due to timing of amount invoiced and revenue recognized and a $0.7 million increase in prepaid and other assets.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $3.6 million for the nine months ended June 30, 2015, compared to $1.5 million for the same period in fiscal year 2014.

Net cash used in investing activities for the nine months ended June 30, 2015 was primarily due to purchases of property and equipment of $1.7 million and $1.9 million associated with capitalization of software development costs. Net cash used in investing activities for the nine months ended June 30, 2014 was primarily due to the purchase of property and equipment of $1.5 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.3 million for the nine months ended June 30, 2015, compared to net cash of $4.8 million provided for the nine months ended June 30, 2014.

Net cash provided by financing activities for the nine months ended June 30, 2015 was primarily from the exercises of stock options and purchase made under ESPP. Net cash provided by financing activities for the nine months ended June 30, 2014 primarily consisted of $5.0 million from exercises of stock options and purchases made under the ESPP, partially offset by $0.3 million of payments made under the capital lease obligations.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We understand that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results of operations as reported under the U.S. GAAP. These limitations include:

•	adjusted EBITDA does not include the effect of the LeapFrogRx compensation charges, which are a cash expense;

•	adjusted EBITDA does not reflect stock-based compensation expense;

•	depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; adjusted EBITDA does not reflect any cash requirements for these replacements;

•	adjusted EBITDA does not reflect restructuring expense;

•	adjusted EBITDA does not reflect legal expense related to class action lawsuits;

•	adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following tables provide a reconciliation of adjusted EBITDA to net loss:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(5,786)	$(6,800)	$(14,684)	$(14,955)
Adjustments:
Stock-based compensation expense	2,736	2,662	7,412	7,450
Depreciation and amortization	1,113	912	2,996	2,791
LeapFrogRx Compensation charges	—	80	91	381
Restructuring	—	(43)	—	26
Interest income, net	—	(3)	(6)	(10)
Other expenses, net	6	24	59	111
Legal expenses	853	—	1,095	—
Provision for income taxes	80	96	407	261

Adjusted EBITDA	$(998)	$(3,072)	$(2,630)	$(3,945)

Adjusted EBITDA was $(1.0) million, $(3.1) million, $(2.6) million and $(3.9) million for the three months ended June 30, 2015 and 2014 and nine months ended June 30, 2015 and 2014, respectively. The increase in our adjusted EBITDA for the three and nine months ended June 30, 2015 as compared to the same periods in fiscal 2014 was primarily due to a decrease in net loss due to an increase in our revenues and an increase in our expense primarily for legal expense related to stockholder litigation.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We are presently involved in litigation arising from our initial public offering (IPO). We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of June 30, 2015, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to the cases discussed below.

On September 5, 2014 and January 22, 2015, purported securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, against us, certain of our current and former directors and executive officers and underwriters of our IPO. The lawsuits were brought by purported stockholders of our company seeking to represent a class consisting of all those who purchased our stock pursuant and/or traceable to the Registration Statement and Prospectus issued in connection with our IPO. The lawsuits assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and seek unspecified damages and other relief. On March 2, 2015, the Court entered an order consolidating the two class action lawsuits. Discovery in the case is ongoing. We believe that the claims are without merit and intend to defend the lawsuits vigorously.

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

We have incurred net losses of $14.7 million and $15.0 million for nine months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $97.7 million. We expect that our expenses will increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, continuing to penetrate the technology industry and pursuing selective acquisitions. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs, will also increase our expenses in future periods. In the near-term, we do not expect that our revenues will be sufficient to offset these expected increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

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

Date: August 10, 2015

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