Form 10-K
period 2015-09-30
MODEL N, INC.
filed 2015-11-23
CIK 1118417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $11.96 per share of the registrant’s common stock as reported by the New York Stock Exchange, was approximately $218 million. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of November 10, 2015 was 26,666,830 shares.

Documents Incorporated by Reference

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2016. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended September 30, 2015.

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

Overview

Model N is a leader in Revenue Management cloud solutions for life science and technology companies. Driving mission critical business processes such as configure, price and quote (CPQ), rebates and regulatory compliance, our cloud solutions transform the revenue lifecycle from a series of disjointed operations into a strategic end-to-end process.  With deep industry expertise, we support the unique business needs of the world’s leading brands in life science and technology  across more than 100 countries. A representative list of our customers based on our total revenues for the fiscal year ended September 30, 2015 includes our life science customers Allergan, Amgen, Boston Scientific, Bristol-Meyers Squibb, Boehringer Ingelheim, Johnson & Johnson and Merck, and our technology customers Intel, Fairchild, Global Foundries, Maxim, ST Micro and VMware.

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

Our domain expertise in revenue management cloud solutions for the life science and technology industries has enabled us to develop applications designed to meet the unique, strategic needs of these industries, such as managed care and government pricing for life science companies and channel incentives based on design wins for technology companies.

Our portfolio includes several complementary software applications:

•

Revenue Enterprise Cloud—a broad set of transactional applications that serve as a system of record for, and automate the execution of, revenue management processes such as pricing, contracting, compliance, incentive and rebate management. This suite includes our Price Management, Deal Management, Contract Management, Incentive and Rebate Management and Regulatory Compliance Management applications, which can be purchased together as a suite or as separate stand-alone applications.

•

Revenue Intelligence Cloud—a broad set of intelligence applications that provide the analytical tools insights to define and optimize revenue management strategies. This suite includes our Price Analytics, Brand Analytics, Channel Analytics, Managed Markets Analytics and Global Pricing Market Analytics, which can be purchased together as a suite or as separate stand-alone applications.

•

Revvy – a broad set of multi-tenant cloud applications natively built on the Salesforce1 Platform from salesforce.com.  Revvy provides customers with predictable pricing, elastic infrastructures, and ease of implementation. Our partnership with salesforce.com presents us with an opportunity to combine customer relationship management (CRM) with Revenue Management and to deliver vertical-specific applications built on the Salesforce1 Platform for the pharmaceutical, manufacturing, medical devices, and semiconductor and component manufacturing industries. This suite includes our products Configure, Price and Quote (CPQ), Global Price Management (GPM) and Sales.

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

Our customer deployments range from individual applications to our complete suites. Our on premise implementations are typically purchased through perpetual licenses and related implementation services and usually include ongoing maintenance support and application support. We recognize revenues from the sale of our perpetual licenses and related implementation services on a percentage-of-completion basis over the expected implementation period. Our cloud-based implementation and solutions are purchased through a subscription to our solutions and related implementation services. We recognize revenues from the subscription and related implementation services ratably beginning the day the customer is provided access to the subscription service through the longer of the initial contractual period or term of the customer relationship. In fiscal year 2015, we took several steps to transform our business model in order to increase the percentage of our business coming from Software as a Service (SaaS) and maintenance revenues (our recurring revenues).  The Revenue Enterprise Cloud and Revenue Intelligence Cloud suites are available to customers both through the cloud and on-premise. The Revvy suite is available only through the cloud. We believe we have an opportunity to accelerate the shift in our business model to recurring revenues, as SaaS is gaining wider acceptance as a delivery model in the life science and technology industries.

Overview of the Life Science and Technology Industries

The life science and technology industries are large and highly fragmented and market their products to a global customer base through diverse channels. Significant costs are required to launch a drug to the market; regulatory pressures, consolidation, and other factors are driving significant focus on revenue management.

Management of the revenue lifecycle is a strategic imperative and source of competitive advantage for life science and technology companies as they address increasingly globalized markets, sophisticated buyers, complex channels and expanding volumes of data from internal and market sources.

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

•

Talented team focused on customer success. We employ experts from the life science and technology industries in key customer-facing and development roles. Additionally, we have established strong core values that start with a focus on customer success. Our customer focus has resulted in close relationships with our customers and a strong reference base for sales opportunities.

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

•

Expanding our presence in the technology industry. Our first customer in the technology industry was in the semiconductor vertical and we subsequently expanded into other technology verticals such as consumer electronics and software. We plan to continue to expand into these and adjacent technology markets, including by leveraging the installed customer base and technology of Infonow Corporation (dba: Channelinsight), a provider of data channel management solutions, which we recently acquired.

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

Products

We provide solutions that span the organizational and operational boundaries of functions such as sales, marketing and finance, and serve as a system of record for key revenue management processes including pricing, contracts, rebates, incentives and regulatory compliance. Our application suites are purpose-built for the life science and technology industries and are designed to work with enterprise resource planning (ERP) and customer relationship management (CRM) applications that do not typically provide revenue management capabilities by enabling real-time pricing, managing contracts and automating channel incentives management, including rebates, incentives and regulatory compliance. Each suite is comprised of several applications, which are integrated to work together but which may also be deployed individually. For example, when deployed as an interconnected suite, our applications allow prices set up in the price management process to flow into the quoting process. Similarly, closed deals are captured in contract management and can be synchronized with ERP systems and into regulatory reporting as required by government agencies. Our solutions provide critical data that is typically not available in either CRM or ERP systems, such as prices, quotes, contracts, incentives and rebate claims. Our applications can also provide customers predictive revenue insight optimization of sales and marketing investments and offers, and customer profitability intelligence.

Revenue Enterprise Cloud—a suite of enterprise applications designed to automate the end-to-end revenue management processes including:

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

Revenue Intelligence Cloud—a suite of revenue management business intelligence applications that enable customers to analyze revenue drivers and optimize revenue outcomes by delivering industry-specific visualizations, analyses and actions including:

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

Revvy—a suite of  multi-tenant SaaS based applications built on the Salesforce1 Platform designed to automate the end to end Revenue Management lifecycle including:

•

Revvy Configure, Price, Quote (CPQ): Streamlines the quote to contract process by enabling the configuration of complex services, bundles and solutions in an easy to use, intuitive user interface. This application provides seamless integration with the SAP ERP system and SAP Variant Configurator. This application can significantly reduce the average time needed for sales representatives to present a professional proposal to a prospective customer.

•

Revvy Global Price Management. Optimize pricing and product launch decisions and satisfy regulatory reporting requirements across countries by analyzing internal and external pricing data in a timely manner and by fostering efficient and proactive global pricing collaboration. This application connects pricing stakeholders globally in real time and around a common global pricing repository, which includes prices and price structures, expected price events and international reference pricing rules.

•

Revvy Sales: Provides sales management a consolidated view of their sales funnel with analytical capabilities to assess funnel trends and drill through by customers, products, geographies, or people. This application delivers a 360 view of customer accounts such that sales representatives have full visibility into account information that will help them drive customer adoption.  This application also provides powerful solution selling capabilities that allow sales representatives to maximize socket wins. This feature is also very relevant for new sales representatives or post-acquisitions when selling a consolidated portfolio.

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

The Revenue Enterprise Cloud and Revenue Intelligence Cloud suites are built on industry standards, such as Java EE and HTML5, which give the end-users of our applications an intuitive and familiar browsing experience. These standard technologies enable us to offer our customers a familiar technology environment that is widely understood and utilized.

The Revvy suite is built on the SalesForce1 Platform with engines built using industry standards such as NodeJS.  These technologies enables us to offer our customers cloud-based applications through desktop, tablet, and mobile devices.

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

Our solutions have been designed to ensure high reliability, strong security and the technology platform includes a comprehensive set of built-in features and management tools to allow optimal and continuous operation. The Revenue Enterprise Cloud and Revenue Intelligence Cloud suites are available to customers both through the cloud and on premise.  The Revvy suite is available only through the cloud.  We operate a reliable architecture designed to reduce the risk associated with infrastructure outages, improves system scalability and security, and allows for flexibility in deployment. The environment for our cloud-based solutions is secured and is designed to provide high availability with disaster recovery capabilities. Our cloud-based solutions are operated through three third-party data centers located in Missouri, Texas, Massachusetts and through Amazon Web Services.

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

•

Implementation services. We assist our customers in the implementation or upgrade of our Revenue Enterprise Cloud and Revenue Intelligence Cloud solutions, including project management, design and solution blueprint, process improvement, application configuration or customization, systems integration, data cleansing and migration, testing and performance tuning, production cutover and post go-live support.

•

Managed services. We offer managed services for customers using either our on premise solutions or our cloud-based solutions, which include systems administration and infrastructure management, application support, and education services, including process, application and end-user training.

•

Strategic services. We assist our customers in defining best practices and strategies in revenue management, assessing the capability of existing transaction and decision support solutions, developing business cases for change and transformation plans and answering strategic questions using our Revenue Intelligence Cloud suite to analyze available market data.

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

Customers

We market and sell our solutions to customers in the life science and technology industries. As of September 30, 2015, we had 84 license and subscription customers across the life science and technology industries, excluding five divisions or subsidiaries of certain of our customers. For the fiscal year ended September 30, 2015, revenues from our life science and technology customers accounted for approximately 84% and 16% of our total revenues, respectively. Our customers range in size from the largest multi-national corporations to smaller companies. Our customers represent a range of sub-verticals within these industries, including biotechnology, pharmaceutical, medical device, semiconductor, electronic component, consumer electronics and software markets.

We pursue close, long-term relationships with our customers because we believe strong customer relationships are the key to our success. Our agreements with our on premise customers typically provide for the purchase of a perpetual license to the software and related implementation services. A majority of these implementation services are determined at the initial purchase of the software. Customers can order additional implementation services pursuant to additional statements of work on a project by project basis, but they do not have any obligation for future purchases beyond what is agreed to in the initial contract or statement of work. Customers also purchase, at their discretion, maintenance and support services on an annual basis. Each of our SaaS customers enter into a subscription agreement that provides for a subscription to our applications as well as related implementation services for a specified term. We sell to multiple divisions within our customers’ organizations, which have the ability to independently purchase solutions and services directly. However, we treat multiple divisions as a single customer to the extent they are part of a single organization. During the fiscal year ended September 30, 2015 and 2014, one customer, Johnson and Johnson, accounted for approximately 11% and 15% of our total revenues. During the fiscal year ended September 30, 2013, two different customers, accounted for approximately 12% each of our total revenues.

Sales and Marketing

Our sales and marketing team is focused on expanding relationships with existing customers and adding new customers. We primarily target large and mid-sized organizations worldwide through our direct sales force. Our sales and marketing programs are also organized by geographic region. We have historically focused our sales efforts in the United States, but we believe markets outside of the United States offer a significant opportunity for growth and intend to make additional investments in sales and marketing to expand in these markets. We augment our sales professionals with solutions engineers and industry domain experts who work closely with prospective customers during the sales process. Our marketing team supports sales with demand generation, competitive analysis and sales tools, and contributes to the sales process through lead generation, brand building, industry analyst relations, press relations and industry research.

Our sales and marketing efforts are tailored to communicate effectively to senior executives in our target industries. We believe our industry expertise enables a better understanding of our customers’ unique needs, including the specialized business requirements of industry segments, such as pharmaceutical, biotechnology, medical device, semiconductor, consumer electronics, manufacturing and software. As a result, we believe we are able to engage our customers during the sales process using quantitative and qualitative benchmarks built on a combination of comparative data from our customers and from surveys of these industries.

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

Research and Development

Our reputation benefits from our continuous commitment to research and development and our ability to make timely introductions of new products, technologies, features and functionality. Our research and development organization is responsible for the definition, design, development, testing, certification and ongoing maintenance of our applications. Our research and development expenses were $17.9 million, $18.7 million, and $16.8 million in the fiscal years ended September 30, 2015, 2014, and 2013, respectively. We also capitalized $2.5 million, $0.4 million and $3.7 million of software development costs in the fiscal years ended September 30, 2015, 2014, and 2013, respectively, related to the development of certain additional software as a service offering that will only be offered through the cloud. These capitalized costs include all direct employee related costs. Our efforts are focused on developing new applications and core technologies and further enhancing the functionality, reliability, performance and flexibility of existing solutions. When considering improvements and enhancements to our applications, we communicate with our customers and partners who provide significant feedback for product development and innovation. We focus our efforts on anticipating customer demand by quickly bringing our new applications and new versions of existing applications to market in order to remain competitive in the marketplace. We also closely monitor the changes in business environment and regulations in our target industries, particularly in life science, where quick deliveries of updates to our applications are critical to allowing our customers to remain in compliance with government regulations.

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

As of September 30, 2015, our research and development team consisted of 257 full-time employees globally.

Competition

The market for revenue management solutions is highly competitive, fragmented and subject to rapid changes in technology. We face competition from spreadsheet-assisted manual processes, internally developed solutions, large integrated systems vendors, horizontal revenue management solutions and smaller companies that offer point solutions. Companies lacking information technology (IT) resources often resort to spreadsheet-assisted manual processes or personal database applications. In addition, some potential customers, particularly large enterprises, may elect to develop their own internal solutions, including custom-built solutions that are designed to support the needs of a single organization. Companies with large investments in ERP or CRM applications, which do not typically provide revenue management capabilities, may extend these horizontal applications with customizations or point solution applications in order to address single or a small set of revenue management sub processes or drivers. Common horizontal applications that customers attempt to configure for this purpose in the life science and technology industries include large integrated systems vendors like SAP AG and Oracle Corporation. We also encounter competition from small independent companies, which compete on the basis of price, unique product features or functions and custom developments.

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

Intellectual Property

We rely upon a combination of copyright, trade secret, trademark and, to a lesser extent, patent laws, and we also rely on contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. As of September 30, 2015, we had four U.S. patent applications, one international patent application, and no issued patents. We have a number of registered and unregistered trademarks. We maintain a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and to control access to our software, documentation and other proprietary information. We also believe that factors resulting from our length of presence in the market and significant research and development investments, such as our deep expertise in life science and technology revenue management practices, the ability of our solutions to handle the complexities of revenue management processes, the technological and creative skills of our personnel, the creation of new features and functionality and frequent enhancements to our solutions are essential to establishing and maintaining our technology leadership position.

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

Employees

As of September 30, 2015, we employed 721 people, including 282 in services and customer support, 257 in research and development, 128 in sales and marketing and 54 in a general and administrative capacity. As of such date, we had 340 employees in the United States and 381 employees in international locations. We also engage a number of temporary employees and consultants. None of our employees are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

Available Information

We file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (Exchange Act). We also make available, free of charge on the investor relations portion of our website at investor.modeln.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of Public Reference Rooms. The SEC also maintains an Internet website at http://www.sec.gov/ where you can obtain most of our SEC filings. You can also obtain paper copies of these reports, without charge, by contacting Investor Relations at (650) 610-4600.

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

We have incurred net losses of $19.6 million, $20.9 million and $0.9 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. As of September 30, 2015, we had an accumulated deficit of $102.6 million. We expect that our expenses will increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, continuing to penetrate the technology industry and pursuing selective acquisitions such as our recent acquisition of substantially all of the assets of Infonow Corporation (dba: Channelinsight). Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs, will also increase our expenses in future periods. In the near-term, we do not expect that our revenues will be sufficient to offset these expected increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

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

•	general economic conditions, both domestically and in our foreign markets; and
•	entry of new competitors into our market.

Any one of the factors above or discussed elsewhere in this report or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our financial and other operating results. This variability and unpredictability could result in our failure to meet expectations of investors for our revenues or other operating results for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could decrease.

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

A substantial majority of our total revenues have come from our Revenue Enterprise Cloud suite, and decreases in demand for our Revenue Enterprise Cloud suite could adversely affect our results of operations and financial condition.

Historically, a substantial majority of our total revenues has been associated with our Revenue Enterprise Cloud suite, whether deployed as individual applications or as a complete suite. We expect our Revenue Enterprise Cloud suite to continue to generate a substantial majority of our total revenues for the foreseeable future. Declines and variability in demand for our Revenue Enterprise Cloud suite could occur for a number of reasons, including improved products or product versions being offered by competitors, competitive pricing pressures, failure to release new or enhanced versions on a timely basis, technological changes that we are unable to address or that change the way our customers utilize our solutions, reductions in technology spending, export restrictions or other regulatory or legislative actions that could limit our ability to sell those products to key customer or market segments. Our business, results of operations, financial condition and cash flows would be adversely affected by a decline in demand for our Revenue Enterprise Cloud suite.

Our revenues are dependent on our ability to maintain and expand existing customer relationships and our ability to attract new customers.

The continued growth of our revenues is dependent in part on our ability to expand the use of our solutions by existing customers and attract new customers. Likewise, it is also important that customers using our on premise solutions renew their maintenance agreements and that customers using our cloud-based solutions renew their subscription agreements with us. Our customers have no obligation to renew their maintenance or subscription agreements after the expiration of the initial term, and there can be no assurance that they will do so. We have had in the past and may in the future have disputes with customers regarding our solutions, which may impact such customers’ decisions to continue to use our solutions and pay for maintenance and support in the future.

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

A substantial portion of our total revenues in any given period may come from a relatively small number of customers. As of September 30, 2015, we had 84 customers across the life science and technology industries, excluding five divisions or subsidiaries of certain of our customers. Although our largest customers typically change from period to period, for the fiscal year ended September 30, 2015, our 15 largest customers accounted for more than 66% of our total revenues, and one customer, Johnson and Johnson, accounted for approximately 11% of our total revenues. We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our total revenues for the foreseeable future. The loss of any of our significant customers or groups of customers for any reason, or a change of relationship with any of our key customers may cause a significant decrease in our total revenues.

Additionally, mergers or consolidations among our customers in the life science and semiconductor industries, both of which are currently undergoing significant consolidation, could reduce the number of our customers and could adversely affect our revenues and sales. In particular, if our customers are acquired by entities that are not our customers, that do not use our solutions or that have more favorable contract terms and choose to discontinue, reduce or change the terms of their use of our solutions, our business and operating results could be materially and adversely affected.

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

Our ability to increase revenues from existing customers and attract new customers depends in large part on our ability to enhance and improve our existing solutions and to develop and introduce new applications. The success of any enhancement or new application depends on several factors, including timely completion, adequate quality testing, introduction and market acceptance. Any enhancement or new application that we develop (such as our Revvy solutions and Revenue Management as a Service) or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to successfully enhance our existing solutions and develop new applications to meet customer requirements, our business and operating results will be adversely affected.

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

Although we are emphasizing sales of our SaaS products, we still recognize a substantial portion of our revenues from the sale of software licenses for our on premise solutions and related implementation services over the period during which such services are performed using the percentage-of-completion method. We estimate the length of this period based on a number of factors, including the number of licensed applications and the scope and complexity of the customer’s deployment requirements. Under the percentage-of-completion method, the revenues we recognize during a reporting period are based on the resources expended during the reporting period as compared to the estimated total resources required to implement our solutions. If we are unable to reasonably estimate the overall total personnel resources required to implement our solutions, the timing of our revenues could be materially and adversely affected. In addition, changes in customer requirements or scope of the engagement could impact the timing of our revenue recognition. Any change in the timing of revenue recognition could adversely impact our quarterly or annual operating results.

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

Our solutions are currently designed primarily for customers in certain verticals of the life science and technology industries and potentially into other industries outside of the life science and technology industries. Our ability to attract new customers and increase our revenues depends in part on our ability to enter into new industries and verticals. Developing and marketing new solutions to serve other industries and verticals will require us to devote substantial additional resources in advance of consummating new sales or realizing additional revenues. Our ability to leverage the expertise we have developed in the life science and technology industries into new industries is unproven and it is likely that we will be required to hire additional personnel, partner with additional third parties and incur considerable research and development expense in order to gain and develop additional expertise for new industries where we lack experience and expertise.

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

Although gaining wider acceptance, the market for cloud-based solutions is at an early stage relative to on premise solutions, and these types of deployments may not achieve and sustain high levels of demand and market acceptance. We plan to accelerate the shift in our business model to recurring revenues, including revenues derived from our cloud-based solutions, by continuing to expand the implementation of our cloud-based solutions both within our current installed base of customers as well as new customers and additional markets in the future. Many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to a cloud-based solution. Other factors that may affect the market acceptance of cloud-based solutions include:

•	perceived security capabilities and reliability;
•	perceived concerns about ability to scale operations for large enterprise customers;
•	concerns with entrusting a third party to store and manage critical data;
•	the level of configurability or customizability of the solutions; and
•	ability to perform at or near the capabilities of our on premise solutions.

If organizations do not perceive the benefits of our cloud-based solutions, or if our competitors or new market entrants are able to develop cloud-based solutions that are or are perceived to be more effective than ours, our plan to accelerate the shift in our business model to recurring revenues may not succeed or may develop more slowly than we expect, if at all, or may result in short-term declines in recognized revenue, any of which would adversely affect our business.

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

There can be no assurance that limitation of liability provisions in our contracts would be applicable, enforceable or adequate in connection with a security breach, or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. One or more large claims may be asserted against us that exceed our available insurance coverage, or changes in our insurance policies may occur, including premium increases or the imposition of large deductible or co-insurance requirements.

If any compromise of the security of our solutions were to occur, we may be subject to litigation, indemnity obligations and other possible liabilities, and we may lose existing customers and the ability to attract future customers, any of which could harm our reputation, business, financial condition and results of operations and result in significant liability.

Changes in privacy laws, regulations and standards may cause our business to suffer.

Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the Court of Justice of the European Union recently ruled that the US-EU Safe Harbor framework was invalid. Furthermore, federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy. Industry organizations also regularly adopt and advocate for new standards in this area. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including but not limited to, the Data Protection Directive (Directive) established in the European Union and data protection legislation of the individual member states subject to the Directive. The Directive may be replaced in time with the pending European General Data Protection Regulation, which may impose additional obligations and risk upon our business. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us.

Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our solutions. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our solutions, particularly in foreign countries. If we are not able to adjust to changing laws, regulations and standards related to privacy or security, our business may be harmed.

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

Our solutions must interoperate with our customers’ existing IT infrastructure, which often have different specifications, complex configuration, utilize multiple protocol standards, deploy products from multiple vendors and contain multiple generations of products that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. If we find errors in the existing products or defects in the hardware used in our customers’ IT infrastructure or problematic network configurations or settings, we may have to modify our solutions or platform so that our solutions will interoperate with our customers’ IT infrastructure. Any delays in identifying the sources of problems or in providing necessary modifications to our solutions could have a negative impact on our reputation and our customers’ satisfaction with our solutions, and our ability to sell solutions could be adversely affected.

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

We have significant international operations, including in emerging markets such as India, and we are continuing to expand our international operations as part of our growth strategy. As of September 30, 2015, approximately 51% of our employees were located in India, where we conduct a portion of our research and development activities, implementation services and support services. Our current international operations and our plans to expand our international operations have placed, and will continue to place, a strain on our employees, management systems and other resources.

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

We have been in the past and may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs.  We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Regardless of the outcome, litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

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

As part of our business strategy, we have in the past and may in the future make investments in other companies, solutions or technologies to, among other reasons, expand or enhance our product offerings. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, such as our recent acquisition of substantially all of the assets of Infonow Corporation (dba Channelinsight), we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users or investors. In addition, if we fail to integrate successfully such acquisitions, or the technologies associated with such acquisitions, into our company, the revenues and operating results of the combined company could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. If we incur more debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (Code), and similar state law provisions, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) to offset future taxable income. If our existing NOLs are subject to limitations arising from ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, also could result in an ownership change under Section 382 of the Code. There is also a risk that our NOLs could expire, or otherwise be unavailable to offset future income tax liabilities due to changes in the law, including regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we attain profitability. For example, certain NOLs will begin to expire in 2016.

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

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. If we do not pay cash dividends, you would receive a return on your investment in our common stock only if the market price of our common stock is greater at the time you sell your shares than the market price at the time you bought your shares

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

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We are presently involved in litigation arising from our initial public offering (IPO). We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of September 30, 2015, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to the cases discussed below.

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

On November 4, 2015, all parties reached a mutually acceptable resolution by way of a mediated settlement. The agreement in principle calls for the company to contribute $250,000 toward the settlement, with the remainder to be covered by the company’s D&O insurance. The company is satisfied with this resolution given the risks and expenses associated with further litigation. The settlement is subject to court approval.

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

Market Information for Common Stock

Model N common stock is traded on the New York Stock Exchange under the symbol “MODN”. The high and low sales prices per share of common stock for each of the quarters in the last two fiscal years were as follows:

	Fiscal Year 2015		Fiscal Year 2014
	High	Low	High	Low
Fiscal Quarter	$11.34	$8.77	$12.00	$7.55
Second Quarter	$12.57	$10.30	$12.97	$9.20
Third Quarter	$12.70	$10.98	$11.57	$8.69
Fourth Quarter	$12.24	$9.75	$11.42	$8.56

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

Stockholders

As of November 10, 2015, there were 111 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2016 (Proxy Statement). See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

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

The consolidated statement of operations data for the fiscal years ended September 30, 2015, 2014 and 2013 and the selected consolidated balance sheet data as of September 30, 2015 and 2014 are derived from our audited consolidated financial statements included in this Form 10-K. The consolidated statement of operations data for fiscal years ended September 30, 2012 and 2011, and the selected consolidated balance sheet data as of September 30, 2013, 2012 and 2011 are derived from audited consolidated financial statements that are not included in the Form 10-K. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

	Fiscal Years Ended September 30,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License and implementation	$36,172	$35,333	$59,134	$49,756	$41,499
SaaS and maintenance*	57,596	46,423	42,770	34,502	23,672
Total revenues	93,768	81,756	101,904	84,258	65,171
Cost of Revenues:
License and implementation	15,555	16,652	26,832	22,483	18,092
SaaS and maintenance	26,014	21,092	19,350	18,053	8,828
Total cost of revenues	41,569	37,744	46,182	40,536	26,920
Gross profit	52,199	44,012	55,722	43,722	38,251
Operating Expenses:
Research and development	17,906	18,710	16,772	17,695	13,809
Sales and marketing	30,300	25,998	21,144	19,640	13,935
General and administrative	23,132	19,671	16,063	10,584	7,860
Restructuring	—	26	1,215	—	—
Total operating expenses	71,338	64,405	55,194	47,919	35,604
(Loss) income from operations	(19,139)	(20,393)	528	(4,197)	2,647
Interest (income) expense, net	(6)	(12)	357	655	677
Other (income) expenses, net	(22)	116	658	540	316
(Loss) income before income taxes	(19,111)	(20,497)	(487)	(5,392)	1,654
Provision for income taxes	528	384	439	301	172
Net (loss) income	$(19,639)	$(20,881)	$(926)	$(5,693)	$1,482
Net loss per share attributable to common stockholders (1):
Basic and diluted	$0.76	$(0.86)	$(0.06)	$(0.73)	$—
Weighted average number of shares used in computing net loss per share attributable to common stockholders (1):
Basic and diluted	26,015	24,399	15,979	7,815	7,324

Other Financial Data:
Adjusted EBITDA (2)	$(3,332)	$(6,241)	$9,621	$4,957	$4,389

*SaaS Revenue	$22,923	$14,688	$13,667	$9,053	$784

(1)

See Note 8 to our consolidated financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.  There was no net income attributable to common stockholders for the fiscal year 2011.

(2)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measure” in Item 7 for more information and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial  measure calculated and presented in accordance with generally accepted accounting principles in the United States.

	As of September 30,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$91,019	$101,006	$103,350	$15,768	$18,420
Working capital (deficit)	74,814	82,370	86,842	(12,584)	1,082
Total assets	121,970	129,131	134,472	40,598	36,954
Loan obligations, current and long-term	—	—	—	5,127	7,378
Total liabilities	38,908	40,167	40,854	51,085	44,881
Convertible preferred stock	—	—	—	41,776	41,776
Total stockholders' equity (deficit)	83,062	88,964	93,618	(52,263)	(49,703)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leader in Revenue Management cloud solutions for the life science and technology companies. Driving mission critical business processes such as configure, price and quote (CPQ), rebates and regulatory compliance, our cloud solutions transform the revenue lifecycle from a series of disjointed operations into a strategic end-to-end process.  With deep industry expertise, we support the unique business needs of the world’s leading brands in life science and technology across more than 100 countries.

Our solutions comprised of several complementary software applications: Revenue Enterprise Cloud, Revenue Intelligence Cloud and Revvy. Sales of our solutions range from individual applications to complete suites, and deployments may vary from specific divisions or territories to enterprise-wide implementations.

We derive revenues primarily from the sale of our cloud-based and on premise solutions and related implementation services, as well as maintenance and support and application support. We price our solutions based on a number of factors, including revenues under management and number of users. Our license and implementation revenues are comprised of sales of perpetual license and related implementation services, which revenues are recognized over the implementation period, which commences when implementation work begins and typically ranges from a few months to three years. Maintenance and support revenues are recognized ratably over the support period, which is typically one year. SaaS revenues for cloud-based solutions are derived from subscription fees from customers accessing our cloud-based solutions, as well as from associated implementation services, revenue is recognized ratably over the term of the contract which is typically three years. The actual timing of revenue recognition may vary based on our customers’ implementation requirements and availability of our services personnel.

We market and sell our solutions to customers in the life science and technology industries. While we have historically generated the substantial majority of our revenues from companies in the life science industry, we have also grown our base of technology customers and intend to continue to focus on increasing the revenues from customers in the technology industry. Our most significant customers in any given period generally vary from period to period due to the timing of implementation and related revenue recognition over those periods of larger projects.  During the fiscal years ended September 30, 2015 and 2014, one customer, Johnson and Johnson, accounted for approximately 11% and 15% of our total revenues. During the fiscal year ended September 30, 2013, two customers accounted for approximately 12% each of our total revenues. For the fiscal year ended September 30, 2015, approximately 6% of our total revenues were derived from customers located outside the United States.

For the fiscal years ended September 30, 2015, 2014 and 2013, our total revenues were $93.8 million, $81.8 million and $101.9 million, respectively, representing a year-over-year increase of approximately 15% from 2014 to 2015 and year-over-over decline of approximately 20% from 2013 to 2014. Revenues increased in the 2015 fiscal year primarily due to improvement in sales execution. Improvement in sales execution in fiscal year 2015 resulted in the acquisition of new customers and an increase in our revenues, which we expect to continue to improve in fiscal year 2016.

Key Business Metrics

In addition to the measures of financial performance presented in our Consolidated Financial Statements, we use certain key metrics to evaluate and manage our business, including four-quarter revenues from current customers and Adjusted EBITDA. We use these key metrics internally to manage the business, and we believe they are useful for investors to compare key financial data from various periods. See “—Non-GAAP Financial Measure” below.

Key Components of Results of Operations

Revenues

Revenues are comprised of license and implementation revenues and SaaS and maintenance revenues.

License and Implementation

License and implementation revenues are generated from the sale of software licenses for our on premise solutions and related implementation services. We expect our license and implementation revenues for the fiscal year 2016 to be lower both in absolute dollars and as percentage of total revenue from those recorded in the fiscal year ended on September 30, 2015, primarily due to increased focus on subscription revenues, which are covered in our SaaS and maintenance line, which began to gain wider acceptance as a delivery model.

SaaS and Maintenance

SaaS and maintenance revenues primarily include subscription and related implementation fees from customers accessing our cloud-based solutions and revenues associated with maintenance contracts from license customers. Also included in SaaS and maintenance revenues are other revenues, including revenues related to managed support services (MSS), revenue management as a service (RMaaS), training and customer-reimbursed expenses.  In fiscal year 2015, we took several steps to transform our business model in order to increase the percentage of our business coming from SaaS and maintenance revenues.  We believe we have an opportunity to accelerate the shift in our business model to recurring revenues, as SaaS is gaining wide acceptance as a delivery model, particularly in the technology sector and mid-market life science companies. In fiscal year 2015, we started marketing and selling some of our new products and services such as our Revvy product suite and RMaaS (our professional service to upgrade customer software to our latest software version). Accordingly, we expect that SaaS and maintenance revenues for the fiscal year 2016 will be higher and will also increase as a percentage of total revenues as we continue to acquire new SaaS customers.

Cost of Revenues

Our total cost of revenues is comprised of the following:

License and Implementation

Cost of license and implementation revenues includes costs related to the implementation of our on premise solutions. Cost of license and implementation revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation, third-party contractor costs and royalty fees paid to third parties for rights to their intellectual property. Cost of license and implementation revenues may vary from period to period depending on a number of factors, including the amount of implementation services required to deploy our solutions and the level of involvement of third-party contractors providing implementation services.

SaaS and Maintenance

Cost of SaaS and maintenance revenues includes those costs related to the implementation of our cloud-based solutions, maintenance and support and application support for our on premise solutions and training. Cost of SaaS and maintenance revenues primarily consists of personnel-related costs including salary, customer reimbursable expense, bonus, stock-based compensation, LeapFrogRx compensation charges, third-party contractors, facility expense, and depreciation related to server equipment including capitalized software and data center-related expenses. We believe that cost of SaaS and maintenance revenues will continue to increase in absolute dollars as we continue to focus on building infrastructure for our cloud-based solutions.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expenses.

Research and Development

Our research and development expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation, as well as third-party contractors and travel-related expenses. Our software development costs for new software solutions and enhancements to existing software solutions are generally expensed as incurred. However, we capitalize development costs incurred in connection with the development of certain additional service offerings that will only be offered through the cloud. As of September 30, 2015, the net book value of capitalized software development costs was $4.3 million, of which $3.2 million is related to the software that was made available for use by our customers in fiscal year 2015. The remaining amount of $1.1 million relates to the development of a product that is not completed as of September 30, 2015. We expect our research and development expenses to increase in absolute dollars as we continue to develop new applications and enhance our existing software solutions.

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel-related costs including salary, bonus, commissions, stock-based compensation, as well as third-party contractors, travel-related expenses and marketing programs. For fiscal year 2015, we recognize sales commission expense upon the booking of a contract, while we recognize revenue over the period services were provided. We expect our sales and marketing expenses to increase in absolute dollars as we continue to invest in our sales and marketing organization, increase the number of our sales and marketing employees and increase market program spend to grow in our business.

General and Administrative

Our general and administrative expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation, audit and legal fees as well as third-party contractors and travel-related expenses. We expect to continue to incur significant accounting and legal costs related to being a public company, as well as insurance, investor relations and other costs.

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

	Fiscal Years Ended September 30,
	2015	2014	2013
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
License and implementation	$36,172	$35,333	$59,134
SaaS and maintenance	57,596	46,423	42,770
Total revenues	93,768	81,756	101,904

Cost of Revenues:
License and implementation	15,555	16,652	26,832
SaaS and maintenance	26,014	21,092	19,350
Total cost of revenues	41,569	37,744	46,182
Gross profit	52,199	44,012	55,722
Operating Expenses:
Research and development	17,906	18,710	16,772
Sales and marketing	30,300	25,998	21,144
General and administrative	23,132	19,671	16,063
Restructuring	—	26	1,215
Total operating expenses	71,338	64,405	55,194
(Loss) income from operations	(19,139)	(20,393)	528
Interest (expense) income, net	(6)	(12)	357
Other (income) expenses, net	(22)	116	658
Loss before income taxes	(19,111)	(20,497)	(487)
Provision for income taxes	528	384	439
Net loss	$(19,639)	$(20,881)	$(926)

Comparison of the Fiscal Years Ended September 30, 2015 and 2014

Revenues

	Fiscal Years Ended September 30,
	2015		2014		Change
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and implementation	$36,172	39%	$35,333	43%	$839	2%
SaaS and maintenance	57,596	61	46,423	57	11,173	24
Total revenues	$93,768	100%	$81,756	100%	$12,012	15%

License and Implementation

License and implementation revenues increased $0.8 million, or 2%, to $36.2 million for the fiscal year ended September 30, 2015 from $35.3 million for the fiscal year ended September 30, 2014. As a percentage to total revenues, license and implementation revenue decreased from 43% to 39% primarily due to increase in SaaS and maintenance revenue, as we continue to focus on our recurring revenue activities. The increase is a result of a greater amount of revenue generated from projects completed during fiscal year 2015 as compared to fiscal year 2014.

SaaS and Maintenance

SaaS and maintenance revenues increased $11.2 million, or 24%, to $57.6 million for the fiscal year ended September 30, 2015 from $46.4 million for the fiscal year ended September 30, 2014. The increase in SaaS and maintenance revenues was primarily driven by an increase of $8.2 million in subscription revenues, $0.9 million in revenues from our new offering RMaaS, $1.0 million in maintenance revenues and $1.3 million in managed support services revenues primarily due to acquisition of new customers as we improved our sales execution in fiscal year 2015. These increases were primarily offset by a decrease of $0.2 million in training revenues. We intend to focus on growing our recurring revenue from SaaS and maintenance year over year and also as a percentage of total revenues.

Cost of Revenues

	Fiscal Years Ended September 30,
	2015		2014		Change
		% of		% of
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
License and implementation	$15,555	43%	$16,652	47%	$(1,097)	(7)%
SaaS and maintenance	26,014	45	21,092	45	4,922	23
Total cost of revenues	$41,569	44%	$37,744	46%	$3,825	10%

Gross profit
License and implementation	$20,617	57%	$18,681	53%	$1,936	10%
SaaS and maintenance	31,582	55	25,331	55	6,251	25
Total gross profit	$52,199	56%	$44,012	54%	$8,187	19%

License and Implementation

Cost of license and implementation revenues decreased $1.1 million, or 7%, to $15.6 million during the fiscal year ended September 30, 2015 from $16.7 million for the fiscal year ended September 30, 2014. As a percentage of revenue, cost of license and implementation revenues decreased to 43% in fiscal year 2015 from 47% in fiscal year 2014. The decrease was primarily the result of a $2.7 million reduction in personnel costs primarily associated with the change in our revenue mix. During fiscal year 2015 our workforce incurred more hours on delivery of SaaS and maintenance revenues. This was partially offset by a $0.9 million increase in royalty costs and a $0.7 million increase in third-party contractors’ costs.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased $4.9 million, or 23%, to $26.0 million during the fiscal year ended September 30, 2015 from $21.1 million for the fiscal year ended September 30, 2014.  However, as a percentage of revenues, cost of SaaS and maintenance revenues was unchanged during the fiscal year 2015 as compared to fiscal year 2014. The increase was primarily due to $3.9 million increase in personnel costs due to increase in headcount and change in our revenue mix as our workforce incurred more hours on delivery of SaaS revenues as compared to license and implementation revenues, a $1.2 million increase in third-party contractor costs,  a $0.6 million increase in equipment related costs and a $0.5 of million increase in amortization costs recorded on internally developed software capitalized in the fiscal year 2015, partially offset by a $0.5 million decrease in customer reimbursable expenses and a $0.8 million decrease in training and certain other costs.

Operating Expenses

	Fiscal Years Ended September 30,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$17,906	$18,710	$(804)	(4)%
Sales and marketing	30,300	25,998	4,302	17
General and administrative	23,132	19,671	3,461	18
Restructuring	—	26	(26)	(100)
Total operating expenses	$71,338	$64,405	$6,933	11%

Research and Development

Research and development expenses decreased by $0.8 million, or 4%, to $17.9 million during the fiscal year ended September 30, 2015 from $18.7 million for the fiscal year ended September 30, 2014 due to an increase in the amount capitalized in connection with internally-developed software in fiscal year 2015 specifically related to our Revvy product offerings, partially offset by a $0.5 million increase in personnel costs, a $0.5 million increase in third-party contactors costs and a $0.2 million increase in travel costs.

Sales and Marketing

Sales and marketing expenses increased by $4.3 million, or 17%, to $30.3 million during the fiscal year ended September 30, 2015 from $26.0 million for the fiscal year ended September 30, 2014. The increase was primarily the result of an increase of $1.9 million in personnel costs as a result of our effort to expand our sales and marketing team, a $0.6 million increase in third-party contractors, a $0.7 million increase in travel and entertainment costs due to increase in sales activity, a $0.7 million increase in marketing program expense and a $0.4 million increase in facility and other expense.

General and Administrative

General and administrative expenses increased by $3.5 million, or 18%, to $23.1 million during the fiscal year ended September 30, 2015 from $19.7 million for the fiscal year ended September 30, 2014.  The increase was primarily due to a $2.0 million increase in professional fees primarily as a result of higher legal expenses related to stockholders lawsuit, a $0.4 million increase in employee-related, a $0.4 million increase in facility costs mainly due to higher rent as a result of our new head office lease and a $0.7 million increase in other office expenses.

Interest and Other Expense, Net

	Fiscal Years Ended September 30,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$(6)	$(12)	$6	(50)%
Other (income) expense, net	$(22)	$116	$(138)	(119)%

Interest income, net primarily related to interest income earned from our invested cash, net of bank service charges.

Other (income) expenses, net decreased primarily due to currency fluctuation gain recorded for fiscal year ended September 30, 2015 as against a loss during fiscal year ended September 30, 2014.

Provision for Income Taxes

	Fiscal Years Ended September 30,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$528	$384	$144	38%

Provision for income taxes is primarily related to the state minimum tax and foreign tax on our profitable foreign operations. The change in income tax provision is primarily due to the change in income related to our foreign operations.

Income tax expense increased by $0.1 million, or 38%, in fiscal year ended September 30, 2015 primarily due to the changes in the mix of earnings in various geographic jurisdictions.

Comparison of the Fiscal Years Ended September 30, 2014 and 2013

Revenues

	Fiscal Years Ended September 30,
	2014		2013		Change
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and implementation	$35,333	43%	$59,134	58%	$(23,801)	(40)%
SaaS and maintenance	46,423	57	42,770	42	3,653	9
Total revenues	$81,756	100%	$101,904	100%	$(20,148)	(20)%

License and Implementation

License and implementation revenues decreased $23.8 million, or 40%, to $35.3 million for the fiscal year ended September 30, 2014 from $59.1 million for the fiscal year ended September 30, 2013. The decrease was primarily due to a reduction in sales volume, which was primarily due to sales execution challenges and our dependence on a relatively small number of customers for a significant portion of our revenues.

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

Cost of Revenues

	Fiscal Years Ended September 30,
	2014		2013		Change
		% of		% of
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
License and implementation	$16,652	47%	$26,832	45%	$(10,180)	(38)%
SaaS and maintenance	21,092	45	19,350	45	1,742	9
Total cost of revenues	$37,744	46%	$46,182	45%	$(8,438)	(18)%

Gross profit
License and implementation	$18,681	53%	$32,302	55%	$(13,621)	(42)%
SaaS and maintenance	25,331	55	23,420	55	1,911	8
Total gross profit	$44,012	54%	$55,722	55%	$(11,710)	(21)%

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

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased $1.7 million, or 9%, to $21.1 million during the fiscal year ended September 30, 2014 from $19.4 million for the fiscal year ended September 30, 2013. The increase was primarily due to $1.7 million of amortization recorded on internally developed software capitalized in the fiscal year 2013 and a $0.5 million increase in personnel costs, partially offset by a $0.5 million decrease in customer reimbursable expenses and certain other costs.

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

Restructuring

On September 30, 2013, we announced a plan to align our workforce with our strategic initiatives. This plan was completed by December 31, 2013 and resulted in a reduction in the size of our workforce, primarily in professional services. Restructuring charges for the fiscal year ended September 30. 2014 were approximately $26 thousand as compared to $1.2 million for the fiscal year ended September 30, 2013.

Interest and Other Expense, Net

	Fiscal Years Ended September 30,
	2014	2013	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$(12)	$357	$(369)	(103)%
Other expense, net	$116	$658	$(542)	(82)%

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

Income tax expense for fiscal years ended September 30, 2014 and 2013 was $0.4 million and $0.4 million, respectively. Income tax expense decreased in fiscal year 2014 as compared to fiscal year 2013 primarily due to a change in the mix of earnings in various geographic jurisdictions.

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

	Three Months Ended
	Sep 30,	June 30,	Mar 31	Dec 31,	Sep 30,	June 30,	Mar 31	Dec 31,
	2015	2015	2015	2014	2014	2014	2014	2013
	(in thousands, except per share amounts)
Revenues:
License and implementation	$8,391	$8,359	$9,741	$9,681	$7,884	$8,073	$9,846	$9,530
SaaS and maintenance	16,990	15,251	12,935	12,420	12,394	11,196	10,804	12,029
Total revenues	25,381	23,610	22,676	22,101	20,278	19,269	20,650	21,559
Cost of Revenues:
License and implementation	3,749	4,020	3,771	4,015	3,697	3,812	4,544	4,599
SaaS and maintenance	7,786	6,928	5,789	5,511	5,175	5,302	5,269	5,346
Total cost of revenues	11,535	10,948	9,560	9,526	8,872	9,114	9,813	9,945
Gross profit	13,846	12,662	13,116	12,575	11,406	10,155	10,837	11,614
Operating Expenses:
Research and development	4,728	4,438	4,286	4,454	4,348	4,814	4,681	4,867
Sales and marketing	8,046	7,657	7,857	6,740	7,705	6,664	6,336	5,293
General and administrative	5,987	6,267	5,290	5,588	5,153	5,403	4,717	4,398
Restructuring	—	—	—	—	—	(43)	—	69
Total operating expenses	18,761	18,362	17,433	16,782	17,206	16,838	15,734	14,627
Loss from operations	(4,915)	(5,700)	(4,317)	(4,207)	(5,800)	(6,683)	(4,897)	(3,013)
Interest (income) expense, net	—	—	(2)	(4)	(2)	(3)	(3)	(4)
Other (income) expenses, net	(81)	6	92	(39)	5	24	56	31
Income (loss) before income taxes	(4,834)	(5,706)	(4,407)	(4,164)	(5,803)	(6,704)	(4,950)	(3,040)
Provision for income taxes	121	80	192	135	123	96	82	83
Net income (loss)	(4,955)	(5,786)	(4,599)	(4,299)	(5,926)	(6,800)	(5,032)	(3,123)

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents. As of September 30, 2015, we had cash and cash equivalents of $91.0 million. Since inception, we have financed our operations primarily through proceeds from the issuance of capital stock and through cash flows from operations. In addition, in March 2013, upon the closing of our IPO, we received aggregate net proceeds of $101.1 million, net of underwriting discounts and commissions.

We believe our current cash and cash equivalents are sufficient to meet our cash needs for at least the next 12 months, inclusive of our acquisition of Channelinsight in October 2015 for approximately $12.6 million in cash. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of spending to support research and development efforts and expansion of our business and capital expenditures for the purchase of computer hardware and software. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Cash Flows

	Fiscal Years Ended September 30,
	2015	2014	2013
Cash flows used in operating activities	$(8,772)	$(6,050)	$(414)
Cash flows used in investing activities	(4,606)	(2,216)	(5,140)
Cash flows provided by financing activities	3,450	5,914	93,216

Cash Flows from Operating Activities

Net cash used in operating activities was $8.8 million during fiscal year ended September 30, 2015, and was primarily the result of our net loss of $19.6 million and a $3.8 million change in operating assets and liabilities, partially offset by a $14.7 million of non-cash adjustments comprised of $10.4 million in stock-based compensation and $4.1 million in depreciation and amortization. The net change in operating assets and liabilities consisted of a $2.6 million decrease in deferred revenue associated with arrangements for which revenues were deferred at the outset of the arrangements, a $0.9 million increase in accounts receivables, primarily reflective of higher invoicing in fourth quarter of 2015, a $0.5 million increase in deferred cost of implementation services and an increase of $1.2 million in prepaid expenses and other assets. These were partially offset by increase of $1.0 million in other accrued and long term liabilities and $0.5 million increase in accounts payable which primarily due to the timing of accruals and payments made.

Net cash used in operating activities was $6.1 million during fiscal year ended September 30, 2014, and was primarily the result of our net loss of $20.9 million, partially offset by $1.1 million increase in net cash provided by operating assets and liabilities and $13.7 million of non-cash adjustments comprised of $10.0 million in stock-based compensation and $3.7 million in depreciation and amortization. The net cash increase provided by operating assets and liabilities consisted of a $3.9 million increase in deferred revenue associated with arrangements for which revenues were deferred at the outset of the arrangements, a $1.0 million decrease in accounts receivables, primarily reflective of collections in excess of billings, a $0.2 million decrease in deferred cost of implementation services and a decrease of $0.4 million in prepaid expenses and other assets. These were partially offset by decrease of $4.6 million in accrued employee compensation primarily reflecting the purchases made under our Employee Stock Purchase Program (ESPP) and payment of bonuses, LeapFrogRx compensation charges and accrued restructuring charges.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the fiscal year ended September 30, 2015 was primarily due to purchases of property and equipment of $2.1 million and $2.5 million associated with capitalization of software development costs.

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

Cash Flows from Financing Activities

Net cash provided by financing activities for the fiscal year ended September 30, 2015 primarily consisted of $3.5 million from exercises of stock options and purchases made under ESPP.

Net cash provided by financing activities for the fiscal year ended September 30, 2014 primarily consisted of $6.2 million from exercises of stock options and purchases made under ESPP, partially offset by $0.3 million related to the repayment of capital lease obligations.

Net cash provided by financing activities for the for the fiscal year ended September 30, 2013 primarily consisted of IPO proceeds of $101.1 million, net of underwriting discounts, and $0.9 million from exercises of stock options, partially offset by $2.9 million in initial public offering costs and $5.8 million related to the repayment of our term loan and capital lease.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2015:

	Contractual Payment Obligations Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations(1)	$7,500	$2,300	$5,000	$200	$—

(1)	Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities leases.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Revenue recognition

We generate revenue from two sources: License and implementation and SaaS and maintenance.

License and implementation revenues include revenues from the sale of perpetual software licenses for our solutions and the related implementation services. SaaS and maintenance revenues primarily include subscription and the related implementation fees from customers accessing our cloud-based solutions and revenues associated with maintenance and support contracts from customers using on premise solutions. Also included in SaaS and maintenance revenues are other revenues, such as application support, training and customer-reimbursed expenses. We commence revenue recognition when all of the following conditions are satisfied:

•	there is persuasive evidence of an arrangement exists,
•	delivery has occurred or services have been rendered,
•	the price is fixed or determinable and
•	the collection of the fees is probable.

However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenues we report.

License and implementation revenue is recognized based on the nature and scope of the implementation services, we have concluded that generally the implementation services are essential to our customers’ use of the on premise solutions, and therefore, we recognizes revenues from the sale of software licenses for our on premise solutions and the related implementation services on a percentage-of-completion basis over the expected implementation period which is estimated at a few months to three years. The percentage-of-completion computation is measured as the hours expended on the implementation during the reporting period as a percentage of the total estimated hours needed to complete the implementation.

SaaS arrangements include multiple elements, such as subscription fees and the related implementation services. In SaaS arrangements where implementation services are complex and do not have a stand-alone value to the customers, we consider the entire arrangement, including subscription fees and related implementation services fees, as a single unit of accounting. For such arrangements, we recognize the revenues ratably beginning the day the customer is provided access to the subscription service through the longer of the initial contractual period or the expected term of the customer relationship.

SaaS arrangements where subscription fees and implementation services have a standalone value, we allocate revenue to each element in the arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if VSOE is not available, or best estimated selling price (BESP), if neither VSOE nor TPE is available. For SaaS arrangements, where we utilize BESP, we established the BESP for each element by considering specific factors such as existing pricing and discounting. The total arrangement fee for a multiple element arrangement is allocated based on the relative BESP of each element. The consideration allocated to subscription fees is recognized as revenue ratably over the contract period. The consideration allocated to services is recognized as revenue as services are performed.

Maintenance and support revenues include post-contract customer support and the right to unspecified software updates and enhancements on a when and if available basis. Application support revenues include supporting, managing and administering our software solutions, and providing additional end user support. Maintenance and support revenues and application support revenues are recognized ratably over the period in which the services are provided. The revenues from training and customer-reimbursed expenses are recognized as we deliver services.

Stock-based compensation

We recognize compensation expense for stock option, restricted stock unit and performance based restricted stock units. We use the Black-Scholes-Merton valuation model to estimate the fair value of stock option awards. However, we have not granted stock options since fiscal year 2013. The fair value of restricted stock units is determined based on the intrinsic value of the award on the grant date. Our performance share unit grants included market condition performance criteria so we used a Monte Carlo simulation model to determine their fair value on the grant date. The fair value of these grants with a market condition is recognized using the graded-vesting attribution method over the requisite service period. The Monte-Carlo simulation model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair value determination the possibility that the performance criteria may not be satisfied. The weighted-average assumptions used to estimate the fair values of these awards were determined using the following assumptions:

Fiscal Year Ended September 30, 2015
Risk-free interest rate	0.63 - 1.10%
Dividend yield	—
Volatility	32 - 39%

Changes in the estimates used to determine the fair value of share-based equity compensation instruments could result in changes to our compensation charges.

Income Taxes

We account for income taxes in accordance with the FASB ASC No. 740—Accounting for Income Taxes (ASC 740). We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in the subsequent period when such a change in estimate occurs.

We regularly assesses the likelihood that its deferred income tax assets will be realized from future taxable income based on the realization criteria set forth in ASC 740. To the extent that we believe any amounts are not more likely than not to be realized, we records a valuation allowance to reduce the deferred income tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event we determine that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we subsequently realizes deferred income tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made.

As of September 30, 2015, we had gross deferred income tax assets, related primarily to net operating loss (NOL) carry forward, deferred revenues, accruals and reserves that are not currently deductible, depreciation and amortization  and research and development tax credits of $42.1 million and $34.7 million, respectively, which have been fully offset by valuation allowance. Utilization of these net loss carry forwards is subject to the limitations of IRC Section 382. During the year ended September 30, 2013, we undertook a study of NOL carry forwards and determined that most of its NOL carry forwards are not subject to the limitations of IRC Section 382. However, in the future, some portion or all of these carry forwards may not be available to offset any future taxable income. The federal and California net operating losses will begin expiring in 2021 and 2016, respectively.

Recent Accounting Pronouncements

In May 2015, the FASB issued ASU No. 2015-14—Revenue for Contracts with Customers (Topic 606) Deferral of the Effective Date: The update defers the effective date of Update 2014-09 for all entities by one year. For public companies should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017. We are currently assessing the impact that adopting this update may have on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-05—Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): The update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. For public companies, the update is effective for the fiscal year and for the interim period beginning after December 15, 2015, with early application permitted. We do not anticipate that adoption of this update will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products and services are transferred to customers. ASU 2014-09 was originally to be effective for us on October 1, 2017. In July 2015, the FASB affirmed a one year deferral of the effective date of the new revenue standard. The new standard will become effective for us on October 1, 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early application is permitted but not before the original effective date of annual periods beginning after December 15, 2016. We are currently evaluating the impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

Non-GAAP Financial Measure

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States (U.S. GAAP). We define adjusted EBITDA as net loss before items discussed below, including LeapFrogRx compensation charges, stock-based compensation, depreciation and amortization, restructuring, interest (income) expense, net, other (income) expenses, net, legal expenses and provision for income taxes. We believe adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. We also use this measure internally to establish budgets and operational goals to manage our business and evaluate our performance.

We understand that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results of operations as reported under U.S. GAAP. These limitations include:

•	adjusted EBITDA does not include the effect of the LeapFrogRx compensation charges, which are a cash expense;
•	adjusted EBITDA does not reflect stock-based compensation expense, which is an ongoing expense for our business;
•

depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; Adjusted EBITDA does not reflect any cash requirements for these replacements;

•	adjusted EBITDA does not reflect restructuring expense;
•	adjusted EBITDA does not reflect legal expense related to class action lawsuits related to our IPO;
•	adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

	Fiscal Years Ended September 30,
	2015	2014	2013
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(19,639)	(20,881)	$(926)
Adjustments:
Stock-based compensation expense	10,355	9,949	4,856
Depreciation and amortization	4,076	3,716	2,207
LeapFrogRx Compensation charges	91	461	815
Restructuring	—	26	1,215
Interest (income) expense, net	(6)	(12)	357
Other (income) expenses, net	(22)	116	658
Legal expenses	1,285	—	—
Provision for income taxes	528	384	439
Adjusted EBITDA	$(3,332)	$(6,241)	$9,621

Adjusted EBITDA was $(3.3) million, $(6.2) million, and $9.6 million for the fiscal years ended September 30, 2015, 2014, and 2013, respectively. Our adjusted EBITDA for the fiscal year ended September 30, 2015 increased as compared to fiscal year ended September 30, 2014, primarily due to a decrease in net loss due to an increase in our revenues and an increase in our expense primarily for legal expense related to stockholder litigation.

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

MODEL N, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Model N, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Model N, Inc. and its subsidiaries at September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 present fairly, in all material respects, the information set forth therein when read  in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
November 20, 2015

MODEL N, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	As of September 30,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$91,019	$101,006
Accounts receivable, net of allowance for doubtful accounts of $0 at September 30, 2015 and 2014)	16,106	15,203
Deferred cost of implementation services, current portion	498	251
Prepaid expenses	3,229	2,092
Other current assets	109	322
Total current assets	110,961	118,874
Property and equipment, net	7,553	6,889
Goodwill	1,509	1,509
Intangible assets, net	317	587
Other assets	1,630	1,272
Total assets	$121,970	$129,131
Liabilities, Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$1,597	$1,369
Accrued employee compensation	9,047	9,194
Accrued liabilities	3,464	1,998
Deferred revenue, current portion	22,039	23,943
Total current liabilities	36,147	36,504
Deferred revenue, net of current portion	1,942	2,585
Other long-term liabilities	819	1,078
Total liabilities	38,908	40,167
Commitments and contingencies (Note 5)
Convertible preferred stock:
Convertible preferred stock, $0.0005 par value; no shares authorized, issued and outstanding at September 30, 2015 and 2014, respectively	—	—
Stockholders' equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 26,666 and 25,085 shares issued and outstanding at September 30, 2015 and September 30, 2014, respectively	4	4
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	186,159	172,245
Accumulated other comprehensive loss	(466)	(289)
Accumulated deficit	(102,635)	(82,996)
Total stockholders' equity	83,062	88,964
Total liabilities and stockholders' equity	$121,970	$129,131

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Years Ended September 30,
	2015	2014	2013
Revenues:
License and implementation	$36,172	$35,333	$59,134
SaaS and maintenance	57,596	46,423	42,770
Total revenues	93,768	81,756	101,904
Cost of revenues:
License and implementation	15,555	16,652	26,832
SaaS and maintenance	26,014	21,092	19,350
Total cost of revenues	41,569	37,744	46,182
Gross profit	52,199	44,012	55,722
Operating expenses:
Research and development	17,906	18,710	16,772
Sales and marketing	30,300	25,998	21,144
General and administrative	23,132	19,671	16,063
Restructuring	—	26	1,215
Total operating expenses	71,338	64,405	55,194
(Loss) income from operations	(19,139)	(20,393)	528
Interest (income) expense, net	(6)	(12)	357
Other (income) expenses, net	(22)	116	658
Loss before income taxes	(19,111)	(20,497)	(487)
Provision for income taxes	528	384	439
Net loss	$(19,639)	$(20,881)	$(926)
Net loss per share attributable to common stockholders :
Basic and diluted	$0.76	$(0.86)	$(0.06)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	26,015	24,399	15,979

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Fiscal Years Ended September 30,
	2015	2014	2013
Net loss	$(19,639)	$(20,881)	$(926)
Other comprehensive income (loss), net:
Change in foreign currency translation adjustment, net of taxes	(177)	13	(182)
Total comprehensive loss	$(19,816)	$(20,868)	$(1,108)

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

						Accumulated
	Convertible Preferred				Additional	Other		Total
	Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at September 30, 2012	20,103	$41,776	8,131	1	$9,045	$(120)	$(61,189)	$(52,263)
Issuance of common stock upon initial public offering (IPO)	—	—	7,011	1	101,063	—	—	101,064
Reclassification of deferred offering cost from other assets to additional paid-in capital upon IPO	—	—	—	—	(3,256)	—	—	(3,256)
Conversion of convertible preferred stock to common stock upon IPO	(20,103)	(41,776)	7,250	1	41,775	—	—	41,776
Reclassification of preferred stock warrant liability to additional paid-in capital upon IPO	—	—	—	—	1,419	—	—	1,419
Adjustment to deferred offering cost	—	—	—	—	88	—	—	88
Issuance of common stock upon exercise of preferred stock warrant	—	—	72	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	565	—	860	—	—	860
Issuance of common stock upon release of restricted stock units	—	—	7	—	—	—	—	—
Cancellation of forfeited restricted stock awards	—	—	(37)	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,038	—	—	5,038
Other comprehensive loss	—	—	—	—	—	(182)	—	(182)
Net loss	—	—	—	—	—	—	(926)	(926)
Balance at September 30, 2013	—	—	22,999	3	156,032	(302)	(62,115)	93,618
Issuance of common stock upon exercise of stock options	—	—	1,689	1	3,034	—	—	3,035
Issuance of common stock upon release of restricted stock units	—	—	58	—	—	—	—	—
Issuance of common stock under stock purchase plans	—	—	339	—	3,203	—	—	3,203
Stock-based compensation	—	—	—	—	9,976	—	—	9,976
Other comprehensive income	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(20,881)	(20,881)
Balance at September 30, 2014	—	—	25,085	4	172,245	(289)	(82,996)	88,964
Issuance of common stock upon exercise of stock options	—	—	354	—	1,312	—	—	1,312
Issuance of common stock upon release of restricted stock units	—	—	963	—	—	—	—	—
Issuance of common stock under stock purchase plans	—	—	264	—	2,138	—	—	2,138
Stock-based compensation	—	—	—	—	10,464	—	—	10,464
Other comprehensive loss	—	—	—	—	—	(177)	—	(177)
Net loss	—	—	—	—	—	—	(19,639)	(19,639)
Balance at September 30, 2015	—	$—	26,666	$4	$186,159	$(466)	$(102,635)	$83,062

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years Ended September 30,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(19,639)	$(20,881)	$(926)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,076	3,716	2,207
Stock-based compensation	10,355	9,949	4,856
Changes in fair value of preferred stock warranty liability and other, net	—	—	671
Other non cash charges, net	227	83	151
Changes in assets and liabilities:
Accounts receivable	(925)	983	(3,719)
Prepaid expenses and other assets	(1,218)	407	(3,043)
Deferred cost of implementation services	(518)	242	925
Accounts payable	457	685	264
Accrued employee compensation	(16)	(4,624)	6,275
Other accrued and long-term liabilities	976	(500)	900
Deferred revenue	(2,547)	3,890	(8,975)
Net cash used in operating activities	(8,772)	(6,050)	(414)
Cash flows from investing activities:
Purchases of property and equipment	(2,075)	(1,835)	(1,392)
Capitalization of software development costs	(2,531)	(381)	(3,741)
Net purchase of short-term investments	—	—	(7)
Net cash used in investing activities	(4,606)	(2,216)	(5,140)
Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs of $7.6 million	—	—	101,064
Proceeds from exercise of stock options and employee stock purchase plan	3,450	6,238	860
Payments for deferred offering costs	—	(6)	(2,914)
Principal payments on capital lease obligations	—	(318)	(586)
Principal payments on loan	—	—	(5,208)
Net cash provided by financing activities	3,450	5,914	93,216
Effect of exchange rate changes on cash and cash equivalents	(59)	8	(80)
Net decrease in cash and cash equivalents	(9,987)	(2,344)	87,582
Cash and cash equivalents
Beginning of period	101,006	103,350	15,768
End of period	$91,019	$101,006	$103,350
Supplemental Disclosure of Cash Flow Data:
Cash paid for income taxes	$364	$246	$270
Cash paid for interest	—	11	298
Noncash Investing and Financing Activities:
Capitalized stock options in software development costs	$109	$27	$182
Conversion of preferred stock warrant to common stock warrant	—	—	1,419
Net settlement for exercise of common stock warrant	—	—	300
Conversion of convertible preferred stock to common stock	—	—	41,776
Deferred offering costs not yet paid	—	—	6

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

Fiscal Year

The Company’s fiscal year ends on September 30. References to fiscal year 2015, for example, refer to the fiscal year ended September 30, 2015.

2. Summary of Significant Accounting Policies and Estimates

Basis for Presentation

The Company’s consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation. The Company has evaluated subsequent events through the date that the financial statements were issued.

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

Revenue Recognition

Revenues are comprised of license and implementation revenues and Software as a Service (“SaaS”) and maintenance revenues.

License and Implementation

License and implementation revenues include revenues from the sale of perpetual software licenses for the Company’s solutions and the related implementation services. Based on the nature and scope of the implementation services, the Company has concluded that generally the implementation services are essential to its customers’ use of the on premise solutions, and therefore, the Company recognizes revenues from the sale of software licenses for its on premise solutions and the related implementation services on a percentage-of-completion basis over the expected implementation period. The Company estimates the length of this period based on a number of factors, including the number of licensed applications and the scope and complexity of the customer’s deployment requirements. The percentage-of-completion computation is measured as the hours expended on the implementation during the reporting period as a percentage of the total estimated hours needed to complete the implementation.

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

MODEL N, INC.

Notes to Consolidated Financial Statements

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

In SaaS arrangements where implementation services are complex and do not have a stand-alone value to the customers, the Company considers the entire arrangement consideration, including subscription fees and related implementation services fees, as a single unit of accounting in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Accounting Standards Codification (ASC) Topic 605)—Multiple-Deliverable Revenue Arrangements. For such arrangements, the Company recognizes the revenues ratably beginning the day the customer is provided access to the subscription service through the longer of the initial contractual period or the estimated customer life.

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

Costs of Revenues

Cost of license and implementation revenues consists primarily of personnel-related costs including salary, bonus, stock-based compensation, third-party contractor costs and royalty fees paid to third parties for the right to intellectual property. Cost of SaaS and maintenance revenues consists primarily of personnel-related costs including salary, customer reimbursable expense, bonus, stock-based compensation, LeapFrog Rx compensation charges, third party contractors, facility expense and depreciation expense related to server equipment including capitalized software and data center-related expenses.

Deferred cost of implementation services consists of costs related to implementation services that were provided to the customer but the revenues for the services have not yet been recognized, provided however that the customer is contractually required to pay for the services. These costs primarily consist of personnel costs. As of September 30, 2015 and 2014, the deferred cost of implementation services totaled $1.1 million and $0.6 million, respectively.

MODEL N, INC.

Notes to Consolidated Financial Statements

Warranty

The Company provides limited warranties on all sales and provides for the estimated cost of warranties at the date of sale. The estimated cost of warranties has not been material to date.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is their respective local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rate as of the applicable consolidated balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. The effects of foreign currency translations are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity in the accompanying consolidated statements of convertible preferred stock and stockholders’ equity (deficit). Realized gains and losses from foreign currency transactions are included in other expenses, net in the consolidated statements of operations and have not been material for all periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months at date of purchase to be cash equivalents. The Company’s cash equivalents are comprised of U.S. treasury bills and money market funds, and are maintained with financial institutions with high credit ratings.

Concentration of Credit Risk and Significant Customers

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

The following customers comprised 10% or more of the Company’s accounts receivable at September 30, 2015 and 2014 and of the Company’s total revenues for the fiscal years ended September 30, 2015, 2014 and 2013, respectively:

	As of September 30,
Accounts Receivable	2015	2014
Company A	15%	*
Company B	*	12%

	Fiscal Years Ended September 30,
Revenue	2015	2014	2013
Company A	11%	15%	12%
Company B	*	*	12%

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

Revenue that has been recognized, but for which the Company has not invoiced the customer, amounting to $3.0 million and $0.8 million is recorded as unbilled receivables and is included in accounts receivables in the consolidated balance sheets as of September 30, 2015 and 2014, respectively. Invoices that have been issued before revenue has been recognized are recorded as deferred revenue in the consolidated balance sheets.

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

MODEL N, INC.

Notes to Consolidated Financial Statements

Goodwill and Intangible Assets

The Company records goodwill when consideration paid in an acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment under Accounting Standards Update (ASU) No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, issued by the Financial Accounting Standards Board (FASB). If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.

Intangible assets, consisting of developed technology, backlog, non-competition agreements and customer relationships, are stated at fair value less accumulated amortization. All intangible assets have been determined to have finite lives and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from three to five years. Amortization expense related to developed technology is included in cost of SaaS and maintenance revenue while amortization expense related to backlog, non-competition agreements and customer relationships is included in sales and marketing expense. No goodwill or intangible assets impairment has been identified in any of the years presented.

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

The Company capitalizes certain software development costs incurred in connection with its cloud-based software platform for internal use. The Company capitalizes software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. When development becomes substantially complete and ready for its intended use, such capitalized costs are amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years. Costs associated with preliminary project stage activities, training, maintenance and all post implementation stage activities are expensed as incurred. The Company capitalized software development costs of $2.5 million and $0.4 million (specifically related to our Revvy product offerings) during the fiscal years ended September 30, 2015 and 2014, respectively.

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

MODEL N, INC.

Notes to Consolidated Financial Statements

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. The Company incurred $0.3 million in advertising and promotions costs during the fiscal years ended September 30, 2015 and immaterial amounts during the fiscal years ended September 30, 2014 and 2013.

Employee Benefit Plan

The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code (IRC). Under these 401(k) Plans, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We contributed approximately $0.4 million for the year ended September 30, 2015. The Company made no contributions under this plan for years ended September 30, 2014 and 2013.

Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards granted to our employees and directors including stock options and restricted stock units (RSUs) is measured and recognized based on the fair value of the awards on the grant date. The fair value is recognized as expense, net of estimated forfeitures on a straight-line basis, over the requisite service period, which is generally the vesting period of the respective award. The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock option awards. The Black-Scholes-Merton valuation model requires the use of subjective assumptions to determine the fair value of stock option awards, including the expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends. The Company periodically estimates the portion of awards which will ultimately vest based on its historical forfeiture experience. These estimates are adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from the prior estimates.

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

MODEL N, INC.

Notes to Consolidated Financial Statements

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

As of September 30, 2015 and 2014, the Company had gross deferred income tax assets, related primarily to net operating loss (NOL) carry forwards, deferred revenues, accruals and reserves that are not currently deductible and depreciable and amortizable items of $42.1 million and $34.7 million, respectively, which have been fully offset by a valuation allowance. Utilization of these net loss carry forwards is subject to the limitations of IRC Section 382. During the year ended September 30, 2013, the Company undertook a study of NOL carry forwards and determined that most of its NOL carry forwards are not subject to the limitations of IRC Section 382. However, in the future, some portion or all of these carry forwards may not be available to offset any future taxable income.

Segment

The Company has one operating segment with one business activity, developing and monetizing revenue management solutions. The Company’s Chief Operating Decision Maker (CODM) is its Chief Executive Officer, who manages operations on a consolidated basis for purposes of allocating resources. When evaluating performance and allocating resources, the CODM reviews financial information presented on a consolidated basis.

Comprehensive (Loss) Income

Comprehensive income (loss) income is comprised of net income (loss) income and other comprehensive (loss) income. Other comprehensive (loss) income includes foreign currency translation adjustments.

New Accounting Pronouncements

In May 2015, the FASB issued ASU No. 2015-14—Revenue for Contracts with Customers (Topic 606) Deferral of the Effective Date:  The update defers the effective date of Update 2014-09 for all entities by one year.  For public companies should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017.  The Company is currently assessing the impact that adopting this update may have on its consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products and services are transferred to customers. ASU 2014-09 was originally to be effective for the Company on October 1, 2017. In July 2015, the FASB affirmed a one-year deferral of the effective date of the new revenue standard. The new standard will become effective for the Company on October 1, 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early application is permitted but not before the original effective date of annual periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company's consolidated financial statements.

MODEL N, INC.

Notes to Consolidated Financial Statements

3. Consolidated Balance Sheet Components

Components of property and equipment, and intangible assets consisted of the following:

Property and Equipment

	As of September 30,
	2015	2014
	(in thousands)
Computer software and equipment	$8,383	$6,931
Furniture and fixtures	673	477
Leasehold improvements	875	804
Software development costs	6,915	5,488
Total property and equipment	16,846	13,700
Less: Accumulated depreciation and amortization	(10,353)	(6,811)
Property and equipment, net	6,493	6,889
Add: Capital projects in progress	1,060	—
Total property and equipment, net	$7,553	$6,889

Computer equipment acquired under the capital leases is included in property and equipment and consisted of the following:

	As of September 30,
	2015	2014
	(in thousands)
Computer software and equipment	$793	$823
Less: Accumulated depreciation and amortization	(791)	(819)
Total computer software and equipment, net	$2	$4

Depreciation expense including depreciation of assets under capital leases totaled $3.8 million, $3.4 million and $1.9 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

Intangible Assets

	Estimated Useful
	Life (in	As of September 30,
	Years)	2015	2014
		(in thousands)
Intangible Assets:
Developed technology	5	$2,213	$2,214
Backlog	5	100	100
Non-competition agreement	3	100	100
Customer relationships	3	1,019	1,018
Less: Accumulated amortization		(3,115)	(2,845)
Total intangible assets		$317	$587

The Company recorded amortization expense related to the acquired intangible assets of $0.3 million, $0.3 million and $0.3 million during the fiscal years ended September 30, 2015, 2014, and 2013, respectively.

MODEL N, INC.

Notes to Consolidated Financial Statements

Estimated future amortization expense for the intangible assets as of September 30, 2015 is as follows:

Fiscal Years Ending September 30,
(in thousands)
2016	245
2017	72
Total future amortization	$317

4. Financial Instruments

The table below sets forth the Company’s cash equivalents as of September 30, 2015 and 2014, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement. The Company had no liabilities measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of September 30, 2015:
Assets:
Cash equivalents:
Money market fund deposits	$45,516	$—	$—	$45,516
U.S. treasury bills	35,000	—	—	35,000
Total	$80,516	$—	$—	$80,516

As of September 30, 2014:
Assets:
Cash equivalents:
Money market fund deposits	$11,463	$—	$—	$11,463
U.S. treasury bills	34,050	—	—	34,050
Total	$45,513	$—	$—	$45,513

The Company’s cash equivalents as of September 30, 2015 and 2015 consisted of money market funds with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of September 30, 2015 and 2014. As of September 30, 2015 and 2014, amounts of $10.5 million and $55.5 million, respectively, were held in bank deposits.

MODEL N, INC.

Notes to Consolidated Financial Statements

5. Commitments and Contingencies

Leases

The Company leases facilities under noncancelable operating leases, and leases certain computer equipment under capital leases and acquired certain equipment under an equipment loan.

As of September 30, 2015, future minimum payments under operating leases were as follows:

	Contractual Payment Obligations Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations(1)	$7,500	$2,300	$5,000	$200	$—

(1)	Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities leases.

Rent expense under noncancelable operating leases for the fiscal years ended September 30, 2015, 2014 and 2013 was $2.3 million, $2.0 million and $1.7 million, respectively.

Loan Financing Arrangements

In October 2010, the Company entered into an amended and restated loan and security agreement with a lender and refinanced its revolving credit facility with a term loan of $7.5 million. The principal amount outstanding bears a fixed interest rate at 8.0% per annum. The amended and restated loan and security agreement required interest only payments until October 1, 2011 and thirty six (36) equal monthly installments of principal with accrued interest thereafter until maturity on October 1, 2014. The Company pledged all assets excluding any intellectual property to the lender as collateral. The Company repaid this term loan in full in May 2013. The Company no longer has a line of credit as of September 30, 2015.

In connection with the amended and restated loan and security agreement, the Company issued a warrant to purchase 86,655 shares of Series C Preferred Stock at an exercise price of $3.462 per share to the lender (see Note 11).

For the fiscal year ended September 30, 2013, the Company recorded an interest expense of $0.4 million. No expense was recorded for the fiscal years ended September 30, 2015 and 2014 as these warrants were converted into common shares in May 2013, pursuant to Company’s initial public offering (“IPO”). The Company has no outstanding warrants as of September 30, 2015.

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

The Company has not had to reimburse any of its customers for losses related to indemnification provisions, and there were no material claims against the Company outstanding as of September 30, 2015 and 2014. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the software license, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.

As permitted under Delaware law, the Company has indemnification arrangements with respect to its officers and directors, indemnifying them for certain events or occurrences while they serve as officers or directors of the Company.

MODEL N, INC.

Notes to Consolidated Financial Statements

Legal Proceedings

On September 5, 2014 and January 22, 2015, purported securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, against the Company, certain of the Company’s current and former directors and executive officers and underwriters of the IPO. The lawsuits were brought by purported stockholders of the Company seeking to represent a class consisting of all those who purchased the Company’s stock pursuant and/or traceable to the Registration Statement and Prospectus issued in connection with the IPO. The lawsuits assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and seek unspecified damages and other relief. See Note 12 relating to the resolution of this matter in fiscal 2016.

6. Stock-Based Compensation

2000 Stock Plan

The 2000 Stock Plan (the “2000 Plan”) authorized the board of directors to grant incentive share options and non-statutory share options to employees, directors and other eligible participants. Stock purchase rights may also be granted under the 2000 Plan. The exercise price of the stock options shall not be less than the estimated fair value of the underlying shares of the common stock on the grant date. Options generally vest over four years and expire ten years from the date of grant. In connection with the adoption of the 2010 Equity Incentive Plan (the “2010 Plan”) in June 2010, the 2000 Plan was terminated and all shares of common stock previously reserved but unissued were transferred to 2010 Plan.

2010 Equity Incentive Plan

On June 15, 2010, the Company’s Board adopted the 2010 Equity Incentive Plan under which employees, directors, and other eligible participants of the Company or any subsidiary of the Company may be granted incentive stock options, nonstatutory stock options and all other types of awards to purchase shares of the Company’s common stock. The total number of shares reserved and available for grant and issuance pursuant to this 2010 Plan consists of (a) any authorized shares not issued or subject to outstanding grants under the 2000 Plan on the adoption date, (b) shares that are subject to issuance upon exercise of options granted under the Plan but cease to exist for any reason other than exercise of such options; and (c) shares that were issued under the Plan which are repurchased by the Company at the original issue price or forfeited. In connection with the adoption of the 2013 (the “2013 Plan”) in February 2013, the 2010 Plan was terminated and all shares of common stock previously reserved but unissued were transferred to 2013 Plan.

2013 Equity Incentive Plan

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

MODEL N, INC.

Notes to Consolidated Financial Statements

Stock Options

As of September 30, 2015, 3.7 million shares were available for future stock awards under the plans.  There were no stock options granted in fiscal years 2015 and 2014, respectively.  The following table summarized the weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented:

	Fiscal Years Ended September 30,
	2015	2014	2013
Common stock valuation	$—	$—	$13.95
Risk-free interest rate	—%	—%	1.10%
Dividend yield	—	—	—
Volatility	—%	—%	50%
Expected term (in years)	—	—	6.08

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

The following table summarized the stock option activity and related information under all stock option plans:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercised	Contract	Intrinsic
	(thousands)	Price	Term (in Years)	Value
Balance at September 30, 2012	4,559	$4.34	6.08	$30,000
Granted	272	13.86	—
Exercised	(565)	1.52	—
Forfeited	(355)	8.00	—
Expired	(43)	4.35	—
Balance at September 30, 2013	3,868	5.07	5.34	$21,122
Exercised	(1,689)	1.80	—
Forfeited	(178)	11.29	—
Expired	(120)	10.60	—
Balance at September 30, 2014	1,881	7.07	5.98	$7,055
Exercised	(354)	3.71	—
Forfeited	(177)	12.01	—
Expired	(231)	12.18	—
Balance at September 30, 2015	1,119	$6.29	4.68	$4,904

Options exercisable as of September 30, 2015	1,051	$5.87	4.53	$4,902

Options vested and expected to vest as of September 30, 2015	1,113	$6.26	4.67	$4,904

The intrinsic value of options exercised during 2015, 2014 and 2013 was $2.6 million, $13.8 million, and $7.0 million, respectively. The total estimated fair value of options vested during 2015, 2014 and 2013 was $1.6 million, $0.6 million, and $0.6 million respectively.

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

The following table summarized the weighted-average assumptions used to estimate the fair value of rights to acquire stock granted under the Company’s ESPP plan during the periods presented:

	Fiscal Years Ended September 30,
	2015	2014	2013
Risk-free interest rate	0.12%	0.12%	0.15%
Dividend yield	—	—	—
Volatility	33%	34%	36%
Expected term (in years)	0.50	0.77	0.91

Restricted Stock Awards Issued to Certain Employees in Connection with the LeapFrogRx Acquisition

In January 2012, the Company issued 200,000 shares of common stock to certain employees of LeapFrogRx in connection with the acquisition of LeapFrogRx. Of these shares, 36,818 shares were forfeited and all the remaining shares were fully vested through the period ended March 31, 2014. The total fair value of the restricted stock awards that vested during the fiscal year ended September 30, 2014 was $0.1 million.

Performance-based Restricted Stock Units

On December 6, 2013, the Compensation Committee of the Board approved initial grants of an aggregate of 280,000 performance-based restricted stock units to three of the Company’s senior officers, including the Chief Executive Officer and the Chief Financial Officer. Under the terms of these grants, the actual number of shares released could be 0% to 250% of the initial grant based on the Company’s total shareholder return (TSR) relative to the TSR of the Russell 3000 index (Index) over a three-year period. In any of the three years, no shares will be released if the TSR of the Company’s common stock is below the 30th percentile relative to the Index; 100% of the initial grant will be released if the Company’s TSR is at the 50th percentile relative to the Index; and 250% of the initial grant will be released if the Company’s TSR is over the 90th percentile relative to the Index. These grants vest as to one-third on each annual anniversary of November 22, 2013, with a “catch-up” provision such that shares not earned in a prior year may be earned in a subsequent year subject to the Company’s TSR achieving a certain level relative to the Index and exceeding the prior year’s TSR. These grants have a ten-year term, subject to their earlier termination upon certain events including the awardee’s termination of employment. As of September 30, 2015 approximately 53,000 of performance based stock units were forfeited and 195,000 shares were released based on the Company’s TSR relative to the Index.

The fair value of these grants with a market condition is recognized using the graded-vesting attribution method over the requisite service period. The Company used the Monte-Carlo simulation model to calculate the fair value of these awards on the grant date. The Monte-Carlo simulation model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair value determination the possibility that the performance criteria may not be satisfied. The weighted-average assumptions used to estimate the fair values of these awards were determined using the following assumptions for the fiscal year ended September 30, 2015:

Risk-free interest rate	0.63%
Dividend yield	—
Volatility	39%

MODEL N, INC.

Notes to Consolidated Financial Statements

On March 9, 2015, the Compensation Committee of the Board of Directors granted an aggregate of 348,700 performance-based restricted stock units to members of the Company’s executive team, including the Chief Executive Officer and the Chief Financial Officer. Under the terms of these grants, the actual number of shares that will vest and be released will range from 0% to 250% of the grant based on the performance of the Company’s TSR relative to the TSR of the Index over a three-year period. No shares will vest and be released in the first year. In any of the two remaining years, no shares will vest and be released if the TSR of the Company’s common stock is below the 30th percentile relative to the Index; 100% of the grant will vest and be released if the Company’s TSR is at the 50th percentile relative to the Index; and 250% of the grant will vest and be released if the Company’s TSR is over the 90th percentile relative to the Index. These grants vest over a three-year period with 50% vesting on each of the second and the third annual anniversary of the vesting commencing date of February 15, 2015.  In addition, these grants have a “catch-up” provision such that if the Company’s TSR relative to the Index for the three-year period exceeds that of the two-year period, additional shares for the two-year period will vest and be released based on the three-year achievement level. These grants have a ten-year term, subject to their earlier termination upon certain events including the awardee’s termination of employment. During fiscal year ended September 30, 2015, approximately 13,000 of performance-based restricted stock units were forfeited and no shares were released based on the Company’s TSR relative to the Index.

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

The grant date fair values of these awards were determined using the following assumptions:

Risk-free interest rate	1.10%
Dividend yield	—
Volatility	32%

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans:

		Weighted
		Average
	Restricted Stock	Grant Date
	Units Outstanding	Fair Value
	(in thousands)
Balance at September 30, 2012	20	$10.92
Granted	1,088	15.73
Released	(7)	12.27
Forfeited	(110)	15.57
Balance at September 30, 2013	991	$15.68
Granted	1,774	9.89
Released	(58)	16.83
Forfeited	(442)	8.79
Balance at September 30, 2014	2,265	$12.46
Granted	1,505	11.17
Released	(963)	11.20
Forfeited	(505)	11.66
Balance at September 30, 2015	2,302	$12.32

The total fair value of restricted stock awards vested for the years ended September 30, 2015, 2014, and 2013 was $8.7 million, $0.9 million, and $0.8 million, respectively.

MODEL N, INC.

Notes to Consolidated Financial Statements

The following table summarizes certain information of the unvested awards as of September 30, 2015:

	Stock Options	Restricted Stock Units (1)	ESPP
Total Compensation cost for unvested (in millions)	$1.4	$12.1	$0.3
Weighted-average Period to recognized (in years)	1.0	2.3	0.4

(1):	including restricted stock, restricted stock units and performance-based restricted stock awards

Stock-based Compensation

Stock-based compensation is as follows:

	Fiscal Years Ended September 30,
	2015	2014	2013
Cost of revenues:	(in thousands)
License and implementation	$699	$905	$591
SaaS and maintenance	799	749	622
Total stock-based compensation in cost of revenues	1,498	1,654	1,213
Operating expenses:
Research and development	1,353	1,278	747
Sales and marketing	3,202	2,789	1,687
General and administrative	4,302	4,228	1,209
Total stock-based compensation in operating expenses	8,857	8,295	3,643
Stock-based compensation in operating loss	10,355	9,949	4,856
Stock-based compensation capitalized as software development cost	109	27	182
Total stock-based compensation	$10,464	$9,976	$5,038

7. Income Taxes

The components of loss before income taxes are as follows:

	Fiscal Years Ended September 30,
	2015	2014	2013
	(in thousands)
Domestic	$(20,292)	$(21,279)	$(1,340)
Foreign	1,181	782	853
Loss before taxes	$(19,111)	$(20,497)	$(487)

The Company has made no provision for U.S. income taxes on approximately $2.8 million of cumulative undistributed earnings of certain foreign subsidiaries at September 30, 2015 because it is the Company's intention to reinvest such earnings permanently.  The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

MODEL N, INC.

Notes to Consolidated Financial Statements

The components of the provision for income taxes are as follows:

	Fiscal Years Ended September 30,
	2015	2014	2013
	(in thousands)
Current
State	$13	$53	$54
Foreign	482	295	355
	495	348	409
Deferred
Federal	27	27	27
State	6	9	3
	33	36	30
Total provision for income taxes	$528	$384	$439

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	Fiscal Years Ended September 30,
	2015	2014	2013
	(in thousands)
Tax at statutory federal rate	$(6,498)	$(6,969)	$(165)
State tax, net of federal benefit	13	53	54
Permanent differences	729	727	1,053
Foreign tax rate differential	81	29	65
Change in valuation allowance	6,648	6,625	128
Research and development tax credits	(450)	(175)	(726)
Foreign tax credits	(7)	35	(27)
Change in deferred tax liabilities	33	36	30
Other	(21)	23	27
Total provision for income taxes	$528	$384	$439

The Company is subject to income taxes in U.S. federal and various state, local and foreign jurisdictions.  The tax years ended from September 2000 to September 2015 remain open to examination due to the carryover of unused net operating losses or tax credits.

Deferred tax assets and liability consisted of the following:

	As of September 30,
	2015	2014
	(in thousands)
Deferred tax assets:
Depreciation and amortization	$(388)	$(425)
Accruals and other	5,431	6,833
Deferred revenue	2,795	3,045
NOL carry-forward	27,107	18,917
Research and development tax credits	7,183	6,315
Total deferred tax assets	42,128	34,685
Valuation allowance	(42,128)	(34,685)
Net deferred tax assets	$—	$—
Deferred tax liabilities:
Intangibles	$(122)	$(89)

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company had established a valuation allowance to offset net deferred tax assets at September 30, 2015, 2014 and 2013 due to the uncertainty of realizing future tax benefits from its net operating loss carry-forwards and other deferred tax assets. The net change in the total valuation allowance for the year ended September 30, 2015 was an increase of approximately $7.4 million.

MODEL N, INC.

Notes to Consolidated Financial Statements

At September 30, 2015, the Company has federal and California net operating loss carry-forwards of approximately $82.2 million and $26.6 million, respectively.  The federal and California net operating losses will begin expiring in 2021 and 2016, respectively. At September 30, 2015, the Company also had other state net operating loss carry-forwards of approximately $1.0 million which will begin expiring in 2017. At September 30, 2015, the Company had federal and state research credit carry forwards of approximately $4.8 million and $5.9 million, respectively. The federal research and development credit carry-forwards will begin expiring in 2020. The California tax credit can be carried forward indefinitely.

The Company is tracking its deferred tax assets attributable to stock option benefits in a separate memo account pursuant to ASC 718.  Therefore, these amounts are not included in the Company's gross or net deferred tax assets. As of September 30, 2015, 2014 and 2013, the Company had stock option benefits of approximately $3.7 million, $3.1 million and $0.9 million, respectively. Pursuant to ASC 718-740-25-10, the stock option benefits will be recorded to equity when they reduce cash taxes payable.

As of September 30, 2015, the Company had unrecognized tax benefits of approximately $3.1 million.  It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the next twelve months.  The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of September 30, 2015, there was a liability of $0.3 million related to uncertain tax positions recorded on the financial statements.

Internal Revenue Code section 382 places a limitation (the "Section 382 Limitation") on the amount of taxable income can be offset by net operating ("NOL") carry-forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. The Company's capitalization described herein may have resulted in such a change. Generally, after a control change, a loss corporation cannot deduct NOL carry-forwards in excess of the Section 382 limitation.  A high level IRC Section 382 analysis has been performed as of September 30, 2015 and determined there would be no effect on the NOL Deferred Tax Asset if ownership changes occurred.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Years Ended September 30,
	2015	2014	2013
	(in thousands)
Unrecognized tax benefits at the beginning of the period	$2,513	$1,979	$1,683
Gross increase based on tax positions during the prior period	58	18	78
Gross increase based on tax positions during the current period	548	516	218
Unrecognized tax benefits at the end of the period	$3,119	$2,513	$1,979

8. Net Loss Per Share

The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, which excludes unvested restricted stock awards. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, warrants outstanding, options to purchase common stock, unvested restricted stock awards and unvested restricted stock units are considered to be common stock equivalents.

MODEL N, INC.

Notes to Consolidated Financial Statements

	Fiscal Years Ended September 30,
	2015	2014	2013
	(in thousands, except per share data)
Numerator:
Basic and diluted:
Net loss attributable to common stockholders	$(19,639)	$(20,881)	$(926)
Denominator:
Basic and diluted:
Weighted Average Shares Used in Computing Net Loss per Share Attributable to Common Stockholders	26,015	24,399	15,979
Net Loss per Share Attributable to Common Stockholders:
Basic and diluted	$0.76	$(0.86)	$(0.06)

The following weighted average shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Fiscal Years Ended September 30,
	2015	2014	2013

Stock options	1,228,085	1,971,126	4,254,831
Restricted stock awards, performance-based restricted stock units and restricted stock units	724,343	1,090,703	620,528
Preferred stock warrants	—	—	44,398
ESSP	19,797	22,896	9,313

9. Geographic Information

The Company has one operating segment with one business activity - developing and monetizing revenue management solutions.

Revenues from External Customers

Revenues from customers outside the United States were 6%, 11% and 14% of total revenues for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. No location outside of the United States has revenues in excess of 10%.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region:

	As of September 30,
	2015	2014
	(in thousands)
United States	$6,080	$5,858
India	1,473	1,031
Total property and equipment, net	$7,553	$6,889

10. Restructuring Charges

On September 30, 2013, the Company announced a plan to align its workforce with the Company’s strategic initiatives that included a reduction in the size of the Company’s workforce, primarily in professional services. The Company recorded a workforce reduction restructuring charge of $26 thousand and $1.2 million in fiscal years 2014 and 2013, respectively, primarily related to employee separation packages, which included severance pay, benefits continuation and outplacement costs.  As of September 30, 2014 the Company had completed its restructuring activities.

MODEL N, INC.

Notes to Consolidated Financial Statements

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

Fiscal Year Ended September 30, 2013
Risk-free interest rate	0.92%
Dividend yield	—
Volatility	45%
Expected term (in years)	5.92

The change in the fair value of the convertible preferred stock warrant liability is summarized below:

Fiscal Year Ended September 30, 2013
Opening balance	$748
Issuance of convertible preferred stock warrant	—
Increase in fair value	671
Reclassification of warrant liability to additional paid-in capital	(1,419)
Closing balance	$—

MODEL N, INC.

Notes to Consolidated Financial Statements

12. Subsequent Events (Unaudited)

On October 19, 2015, the Company signed a definitive agreement to acquire Channelinsight, a leading provider of Channel Data Management (CDM) solutions.  The combination of Model N Channel Management and Channelinsight CDM provides companies with a leading enterprise-grade, end-to-end solution to manage their Global Channel Revenue. The Company acquired operating assets and liabilities of Channelinsight in an all cash deal for approximately $12.6 million. This transaction was closed on  October 30, 2015.

On November 4, 2015, all parties to the consolidated class action lawsuit against Model N, Inc. and certain of the Company’s current and former directors and executive officers and underwriters of the initial public offering reached a mutually acceptable resolution by way of a mediated settlement. The agreement in principle calls for the company to contribute $250,000 toward the settlement, with the remainder to be covered by the Company’s D&O insurance. The Company is satisfied with this resolution given the risks and expenses associated with further litigation and does not believe this contribution will have a material impact on the results of operations in fiscal 2016. The settlement is subject to court approval.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015 using the criteria established in Internal Control—Integrated Framework  (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the COSO framework, our management has concluded that our internal control over financial reporting is effective as of September 30, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information about our Executive Officers and our Directors is incorporated by reference to information contained in the Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2015.

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

The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2015.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2015.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2015.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2015.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(1)	Financial Statements

The financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedule

Schedule II - Valuation and qualifying accounts

The table below presents the changes in the allowance for doubtful accounts for the fiscal years ended September 30, 2015, 2014, and 2013, respectively.

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Write-offs and Deductions	Balance at End of Period
Allowance for doubtful receivables
For the Year Ended September 30, 2015	$—	—	—	$—
For the Year Ended September 30, 2014	$46	—	46	$—
For the Year Ended September 30, 2013	$55	48	57	$46

Valuation allowance for deferred tax assets
For the Year Ended September 30, 2015	$34,685	6,443	—	$41,128
For the Year Ended September 30, 2014	$26,895	7,790	—	$34,685
For the Year Ended September 30, 2013	$27,515	—	620	$26,895

(3)	Exhibits

The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-35840	3.1	5/10/2013

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-35840	3.2	5/10/2013

4.1	Form of Registrant’s Common Stock certificate	S-1	333-186668	4.01	3/7/2013

4.2	Amended and Restated Investor Rights Agreement dated December 12, 2003 by and among Registrant and certain of its stockholders	S-1	333-186668	4.02	2/13/2013

10.1	Form of Indemnity Agreement to be entered into between Registrant and each of its officers and directors	S-1	333-186668	10.01	3/12/2013

10.2†	2000 Stock Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.02	2/13/2013

10.3†	2010 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.03	2/13/2013

10.4†	2013 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.04	3/7/2013

10.5†	2013 Employee Stock Purchase Plan	S-8	333-187388	99.4	3/20/2013

10.6†	Employment offer letter dated April 27, 2014 by and between Registrant and Mark Tisdel.	10-K	001-35840	10.6	11/19/2014

10.7†	Employment offer letter dated October 2, 2013 by and between Registrant and Chris Larsen.	10-K	001-35840	10.7	11/19/2014

10.9†	Form of Restricted Stock Unit Agreement	10-K	001-35840	10.12	12/6/2013

10.10	Sublease Agreement by and among Openwave Mobility, Inc., Openwave Messaging, Inc. and Registrant dated May 12, 2014	10-Q	001-35840	10.12	8/8/2014

21.1	List of Subsidiaries of Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X

24.1	Power of Attorney (included on the signature page to this report)					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates a management contract or compensatory plan.
*

These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 20th day of November 2015.

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

Name	Title	Date

/S/ ZACK RINAT Zack Rinat	Chairman and Chief Executive Officer (Principal Executive Officer)	November 20, 2015

/S/ MARK TISDEL Mark Tisdel	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	November 20, 2015

Additional Directors:

/S/ Mark GARRETT Mark Garrett	Director	November 20, 2015

/S/ David BONNETTE David Bonnette	Director	November 20, 2015

/S/ Charles J. ROBEL Charles J. Robel	Director	November 20, 2015

/S/ MARK LESLIE Mark Leslie	Director	November 20, 2015

/S/ ALAN HENRICKS	Director	November 20, 2015
Alan Henricks

Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-35840	3.1	5/10/2013

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-35840	3.2	5/10/2013

4.1	Form of Registrant’s Common Stock certificate	S-1	333-186668	4.01	3/7/2013

4.2	Amended and Restated Investor Rights Agreement dated December 12, 2003 by and among Registrant and certain of its stockholders	S-1	333-186668	4.02	2/13/2013

10.1	Form of Indemnity Agreement to be entered into between Registrant and each of its officers and directors	S-1	333-186668	10.01	3/12/2013

10.2†	2000 Stock Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.02	2/13/2013

10.3†	2010 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.03	2/13/2013

10.4†	2013 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.04	3/7/2013

10.5†	2013 Employee Stock Purchase Plan	S-8	333-187388	99.4	3/20/2013

10.6†	Employment offer letter dated April 27, 2014 by and between Registrant and Mark Tisdel.	10-K	001-35840	10.6	11/19/2014

10.7†	Employment offer letter dated October 2, 2013 by and between Registrant and Chris Larsen.	10-K	001-35840	10.7	11/19/2014

10.9†	Form of Restricted Stock Unit Agreement	10-K	001-35840	10.12	12/6/2013

10.10	Sublease Agreement by and among Openwave Mobility, Inc., Openwave Messaging, Inc. and Registrant dated May 12, 2014	10-Q	001-35840	10.12	8/8/2014

21.1	List of Subsidiaries of Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X

24.1	Power of Attorney (included on the signature page to this report)					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates a management contract or compensatory plan.
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