Form 10-Q
period 2015-12-31
MODEL N, INC.
filed 2016-02-09
CIK 1118417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of January 29, 2016 the registrant had 27,046,009 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MODEL N, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	As of	As of
	December 31,	September 30,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$70,353	$91,019
Accounts receivable, net of allowance for doubtful accounts of $0 as of December 31, 2015 and September 30, 2015	22,202	16,106
Deferred cost of implementation services, current portion	633	498
Prepaid expenses	3,336	3,229
Other current assets	151	109
Total current assets	96,675	110,961
Property and equipment, net	7,452	7,553
Goodwill	6,939	1,509
Intangible assets, net	6,832	317
Other assets	1,567	1,630
Total assets	$119,465	$121,970
Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable	$1,547	$1,597
Accrued employee compensation	7,616	9,047
Accrued liabilities	3,986	3,464
Deferred revenue, current portion	25,370	22,039
Total current liabilities	38,519	36,147
Deferred revenue, net of current portion	2,321	1,942
Other long-term liabilities	702	819
Total liabilities	41,542	38,908
Commitments and contingencies
Stockholders' equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 27,029 and 26,666 shares issued and outstanding at December 31, 2015 and September 30, 2015, respectively	4	4
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	188,844	186,159
Accumulated other comprehensive loss	(491)	(466)
Accumulated deficit	(110,434)	(102,635)
Total stockholders' equity	77,923	83,062
Total liabilities and stockholders' equity	$119,465	$121,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2015	2014
Revenues:
License and implementation	$4,562	$9,681
SaaS and maintenance	19,925	12,420
Total revenues	24,487	22,101
Cost of revenues:
License and implementation	3,417	4,015
SaaS and maintenance	9,012	5,511
Total cost of revenues	12,429	9,526
Gross profit	12,058	12,575
Operating expenses:
Research and development	5,284	4,454
Sales and marketing	7,707	6,740
General and administrative	6,720	5,588
Total operating expenses	19,711	16,782
Loss from operations	(7,653)	(4,207)
Interest income, net	(1)	(4)
Other (income) expenses, net	57	(39)
Loss before income taxes	(7,709)	(4,164)
Provision for income taxes	90	135
Net loss	$(7,799)	$(4,299)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.29)	$(0.17)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	26,827	25,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2015	2014
Net loss	$(7,799)	$(4,299)
Other comprehensive (loss) income, net
Change in foreign currency translation adjustment, net of tax	(25)	(81)
Total comprehensive loss	$(7,824)	$(4,380)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,799)	$(4,299)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,319	933
Stock-based compensation	2,550	2,394
Other non-cash charges	46	57
Changes in assets and liabilities:
Accounts receivable	(4,984)	(1,516)
Prepaid expenses and other assets	84	(392)
Deferred cost of implementation services	(85)	(86)
Accounts payable	(222)	494
Accrued employee compensation	(1,425)	(797)
Other accrued and long-term liabilities	496	(30)
Deferred revenue	2,730	(211)
Net cash used in operating activities	(7,290)	(3,453)
Cash flows from investing activities:
Purchases of property and equipment	(357)	(710)
Acquisition of business	(12,615)	—
Capitalization of software development costs	(532)	(563)
Net cash used in investing activities	(13,504)	(1,273)
Cash flows from financing activities:
Proceeds from exercise of stock options	135	158
Net cash provided by financing activities	135	158
Effect of exchange rate changes on cash and cash equivalents	(7)	(24)
Net decrease in cash and cash equivalents	(20,666)	(4,592)
Cash and cash equivalents
Beginning of period	91,019	101,006
End of period	$70,353	$96,414

Supplemental Disclosure of Cash Flow Data:
Non-cash Investing and Financing Activities:
Capitalized stock options in software development costs	—	51

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

Fiscal Year

The Company’s fiscal year ends on September 30. References to fiscal year 2016, for example, refer to the fiscal year ending September 30, 2016.

Basis for Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2015. There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended September 30, 2015 included in the Annual Report on Form 10-K.

In the opinion of management, the unaudited interim consolidated financial statements includes all the normal recurring adjustments necessary to present fairly the condensed consolidated financial statements. The results of operations for the three months ended December 31, 2015 were not necessarily indicative of the operating results for the full fiscal year 2016 or any future periods.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products and services are transferred to customers. ASU 2014-09 was originally to be effective for the Company on October 1, 2017. In July 2015, the FASB affirmed a one-year deferral of the effective date of the new revenue standard. The new standard will become effective for the Company on October 1, 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early application is permitted but not before the original effective date of annual periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company's consolidated financial statements.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new standard eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It requires that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

2.	Business Combinations

On October 30, 2015, the Company acquired certain assets and liabilities of Channelinsight Inc. (CI), a privately held cloud-based channel data management solution provider. The Company paid a total purchase price of $12.6 million in cash. Pro forma results have not been presented as the Company does not consider the acquisition to be significant.

The purchase consideration was allocated to tangible, identifiable intangible assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. This allocation resulted in provisional fair value allocated to intangible assets of $6.8 million and goodwill of $5.4 million. The goodwill is deductible for tax purposes. Intangible assets acquired included developed technology, backlog, patents, trade names and customer relationships, and are being amortized on a straight-line basis over their estimated useful lives of 1 to 10 years. The key factors attributable to the creation of goodwill by the transaction are synergies in skill-sets, operations, customer base and organizational cultures. The results of operations and the provisional fair values of the assets acquired and liabilities assumed have been included in the accompanying unaudited condensed financial statements since the acquisition date.

3.	Consolidated Balance Sheet Components

Components of property and equipment, and intangible assets consisted of the following:

Property and Equipment

	As of	As of
	December 31,	September 30,
	2015	2015
	(in thousands)
Computer software and equipment	$8,571	$8,383
Furniture and fixtures	680	673
Leasehold improvements	875	875
Software development costs	8,254	6,915
Total property and equipment	18,380	16,846
Less: Accumulated depreciation and amortization	(11,396)	(10,353)
Property and equipment, net	6,984	6,493
Add: Construction in progress	468	1,060
Total property and equipment, net	$7,452	$7,553

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Computer equipment acquired under the capital leases is included in property and equipment and consisted of the following:

	As of December 31,
	2015	2014
	(in thousands)
Computer software and equipment	$793	$823
Less: Accumulated depreciation and amortization	(791)	(820)
Total computer software and equipment, net	$2	$3

Depreciation expense including depreciation of assets under capital leases totaled $1.0 million and $0.8 million for the three months ended December 31, 2015 and 2014, respectively.

Intangible Assets

	Estimated	As of	As of
	Useful Life	December 31,	September 30,
	(in Years)	2015	2015
		(in thousands)
Intangible Assets:
Developed technology	4 - 5 years	$5,313	$2,213
Backlog	3- 5 years	280	100
Non-competition agreement	3 years	100	100
Customer relationships	3 -10 years	4,419	1,019
Trade name	1 years	110	—
Total intangible assets		10,222	3,432
Less: Accumulated amortization		(3,390)	(3,115)
Total intangible assets, net		$6,832	$317

The Company recorded amortization expense related to the acquired intangible assets of $0.3 million and $0.1 million for the three months ended December 31, 2015 and 2014, respectively.

Estimated future amortization expense for the intangible assets as of December 31, 2015 is as follows:

2016 (remaining 9 months)	$1,147
2017	1,257
2018	1,175
2019	1,120
2020 and thereafter	2,133
Total future amortization	$6,832

4.	Goodwill

The goodwill balance as of December 31, 2015, was the result of the business combination disclosed in Note 2 of these unaudited condensed consolidated financial statements. The activity for the three months ended December 31, 2015 consisted of the following:

Balance as at September 30, 2015	$1,509
Add: Goodwill from acquisition of business	5,430
Balance as at December 31, 2015	$6,939

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.	Fair Value of Financial Instruments

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

The table below sets forth the Company’s cash equivalents as of December 31, 2015 and September 30, 2015, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of December 31, 2015:
Assets:
Cash equivalents:
Money market fund deposits	$45,516	$—	$—	$45,516
U.S. treasury bills	18,999	—	—	18,999
Total	$64,515	$—	$—	$64,515
As of September 30, 2015:
Assets:
Cash equivalents:
Money market fund deposits	$45,516	$—	$—	$45,516
U.S. treasury bills	35,000	—	—	35,000
Total	$80,516	$—	$—	$80,516

The Company’s cash equivalents as of December 31, 2015 and September 30, 2015 consisted of money market funds with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2015 and September 30, 2015. As of December 31, 2015 and September 30, 2015, amounts of $5.8 million and $10.5 million, respectively, were held in bank deposits.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.	Stock-based Compensation

As of December 31, 2015, 5.1 million shares were available for future stock awards under the plans.  There were no stock options granted during three months ended December 31, 2015 and 2014, respectively.

The following table summarized the stock option activity and related information under all stock option plans:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercised	Contract	Intrinsic
	(thousands)	Price	Term (in Years)	Value
Balance at September 30, 2015	1,119	$6.29	4.68	$4,904
Granted	—	—	—
Exercised	(34)	3.99	—
Forfeited	(4)	11.88	—
Expired	(4)	9.64	—
Balance at December 31, 2015	1,077	$6.33	4.25	$5,580
Options exercisable as of December 31, 2015	1,074	$6.30	4.24	$5,580
Options vested and expected to vest as of December 31, 2015	1,034	$6.05	4.14	$5,579

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans:

		Weighted
		Average
	Restricted Stock	Grant Date
	Units Outstanding	Fair Value
	(in thousands)
Balance at September 30, 2015	2,302	$12.32
Granted	175	10.54
Released	(330)	10.90
Forfeited	(201)	11.11
Balance at December 31, 2015	1,946	$12.52

Stock-based Compensation

Stock-based compensation is as follows:

	Three Months Ended December 31,
	2015	2014
	(in thousands)
Cost of revenues:
License and implementation	$200	$138
SaaS and maintenance	226	196
Total stock-based compensation in cost of revenue	426	334
Operating expenses:
Research and development	401	328
Sales and marketing	593	647
General and administrative	1,130	1,085
Total stock-based compensation in operating expense	2,124	2,060
Stock-based compensation in operating loss	2,550	2,394
Stock-based compensation capitalized as software development cost	—	51
Total stock-based compensation	$2,550	$2,445

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.	Income Taxes

The Company recorded an income tax expense of $90,000 and $135,000, representing effective income tax rates of (1)% and (3)%, for the three months ended December 31, 2015 and 2014, respectively. The Company’s effective income-tax rates during these periods differ from the Company’s federal statutory rate of 34% primarily due to permanent differences for stock-based compensation and the impact of state income taxes and foreign tax rate differences, and the Company realized no benefit for current period losses due to maintaining a full valuation allowance against the U.S. and foreign net deferred tax assets.

8.	Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended December 31,
	2015	2014
	(in thousands, except per share data)
Numerator:
Basic and diluted:
Net loss attributable to common stockholders	$(7,799)	$(4,299)
Denominator:
Basic and diluted:
Weighted Average Shares Used in Computing Net Loss per Share Attributable to Common Stockholders	26,827	25,319
Net Loss per Share Attributable to Common Stockholders:
Basic and diluted	$(0.29)	$(0.17)

The following shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders as effect would have been anti-dilutive:

	Three Months Ended December 31,
	2015	2014

Stock options	829,693	1,467,122
Restricted stock awards, performance-based restricted stock units and restricted stock units	598,993	728,917

9.	Litigation and Contingencies

Legal Proceedings

On September 5, 2014 and January 22, 2015, purported securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, against the Company, certain of the Company’s current and former directors and executive officers and underwriters of the initial public offering (IPO). The lawsuits were brought by purported stockholders of the Company seeking to represent a class consisting of all those who purchased the Company’s stock pursuant and/or traceable to the Registration Statement and Prospectus issued in connection with the IPO. The lawsuits assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and seek unspecified damages and other relief. On March 2, 2015, the Court entered an order consolidating the two class action lawsuits.

On November 4, 2015, all parties reached a mutually acceptable resolution by way of a mediated settlement. The Company does not believe that its portion of the settlement amount will be material to its results of operations.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.	Geographic Information

The Company has one operating segment with one business activity - developing and monetizing revenue management solutions.

Revenues from External Customers

Revenues from customers outside of the United States were 8% and 7% of total revenues for the three months ended December 31, 2015 and 2014, respectively.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region:

	As of	As of
	December 31,	September 30,
	2015	2015
	(in thousands)
United States	$6,022	$6,080
India	1,430	1,473
Total property and equipment, net	$7,452	$7,553

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leader in Revenue Management cloud solutions for the life science and technology companies. Driving mission critical business processes such as configure, price and quote (CPQ), rebates and regulatory compliance, our cloud solutions transform the revenue lifecycle from a series of disjointed operations into a strategic end-to-end process.  With deep industry expertise, we support the unique business needs of the world’s leading brands in life science and technology companies across more than 100 countries.

Our solutions are comprised of several complementary software applications: Revenue Enterprise Cloud, Revenue Intelligence Cloud and Revvy. Sales of our solutions range from individual applications to complete suites and deployments may vary from specific divisions or territories to enterprise-wide implementations. Our portfolio includes several complementary software applications:

•

Revenue Enterprise Cloud - a broad set of transactional applications that serve as a system of record for, and automate the execution of, revenue management processes such as pricing, contracting, compliance, incentive and rebate management.

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

For the three months ended December 31, 2015 and 2014, our revenues were $24.5 million and $22.1 million, respectively, representing a year-over-year increase of approximately 11%, primarily due to improvement in sales execution, new products offerings and acquisition of Channelinsight, these changes resulted in the acquisition of new customers and an increase in our revenues.

Key Business Metric

In addition to the measures of financial performance presented in our Condensed Consolidated Financial Statements, we use certain key metrics to evaluate and manage our business, including revenues from current customers and Adjusted EBITDA. We use these key metrics internally to manage the business, and we believe they are useful for investors to compare key financial data from various periods. See “Non-GAAP Financial Measures” below.

Key Components of Results of Operations

Revenues

Revenues are comprised of license and implementation revenues and SaaS and maintenance revenues.

License and Implementation

License and implementation revenues are generated from the sale of software licenses for our on-premise solutions and related implementation services. We expect our license and implementation revenues for the fiscal year 2016 to be lower both in absolute dollars and as a percentage of total revenue from those recorded in the fiscal year ended on September 30, 2015, due to increased focus on subscription revenues, which are covered in our SaaS and maintenance line, which began to gain wider acceptance as a delivery model.

SaaS and Maintenance

SaaS and maintenance revenues primarily include subscription and related implementation fees from customers accessing our cloud-based solutions and revenues associated with maintenance contracts from license customers. Also included in SaaS and maintenance revenues are other revenues, including revenues related to application support, channel data management, training and customer-reimbursed expenses. In previous years, we took several steps and will continue our effort to transform our business model in order to increase the percentage of our business from SaaS and maintenance revenues. We believe we have an opportunity to accelerate the shift in our business model to recurring revenues, as we believe the SaaS model is beginning to gain wider acceptance as a delivery model, particularly in the technology sector and with mid-market life science companies. Accordingly, we expect that SaaS and maintenance revenues for the fiscal year 2016 will be higher both in absolute dollar and as a percentage of total revenues as we continue to acquire new SaaS customers.

Cost of Revenues

License and Implementation

Cost of license and implementation revenues includes costs related to the implementation of our on-premise solutions. Cost of license and implementation revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation third-party contractors, royalty fees paid to third parties for rights to their intellectual property and other-related expenses. Cost of license and implementation revenues may vary from period to period depending on a number of factors, including the amount of implementation services required to deploy our solutions and the level of involvement of third-party contractors providing implementation services.

SaaS and Maintenance

Cost of SaaS and maintenance revenues includes those costs related to the implementation of our cloud-based solutions, maintenance and support and application support for our on-premise solutions and training. Cost of SaaS and maintenance revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation, facility expense, and depreciation related to server equipment and capitalized software, reimbursable expenses, third-party contractors and data center-related expenses. We believe that cost of SaaS and maintenance revenues will continue to increase in absolute dollars as we continue to focus on building infrastructure for our cloud-based solutions.

Operating Expenses

Our operating expenses consist of Research and Development, Sales and Marketing and General and Administrative expenses.

Research and Development

Our research and development expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation, third-party contractors and travel-related expenses. Our software development costs for new software solutions and enhancements to existing software solutions are generally expensed as incurred. However, we capitalize development costs incurred in connection with the development of certain additional service offerings that will only be offered through the cloud.    We expect our research and development expenses to increase in absolute dollars as we continue to develop new applications and enhance our existing software solutions.

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel-related costs including salary, bonus, commissions, stock-based compensation, third-party contractors, travel-related expenses and marketing programs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to invest in our sales and marketing organization, increase the number of sales and marketing employees and increase market program spend to grow business.

General and Administrative

Our general and administrative expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation, audit and legal fees as well as third-party contractors, facilities and travel-related expenses. We expect to continue to incur significant accounting and legal costs related to being a public company, as well as insurance, investor relations and other costs.

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended December 31,
	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
License and implementation	$4,562	$9,681
SaaS and maintenance	19,925	12,420
Total revenues	24,487	22,101
Cost of Revenues:
License and implementation	3,417	4,015
SaaS and maintenance	9,012	5,511
Total cost of revenues	12,429	9,526
Gross profit	12,058	12,575
Operating Expenses:
Research and development	5,284	4,454
Sales and marketing	7,707	6,740
General and administrative	6,720	5,588
Total operating expenses	19,711	16,782
Loss from operations	(7,653)	(4,207)
Interest income, net	(1)	(4)
Other (income) expenses, net	57	(39)
Loss before income taxes	(7,709)	(4,164)
Provision for income taxes	90	135
Net loss	$(7,799)	$(4,299)

Comparison of the Three Months Ended December 31, 2015 and 2014

Revenues

	Three Months Ended December 31,
	2015		2014		Change
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenue:
License and implementation	$4,562	19%	$9,681	44%	$(5,119)	(53)%
SaaS and maintenance	19,925	81	12,420	56	7,505	60
Total revenues	$24,487	100%	$22,101	100%	$2,386	11%

License and Implementation

License and implementation revenues decreased by $5.1 million, or 53% to $4.6 million during the three months ended December 31, 2015 from $9.7 million for the three months ended December 31, 2014. As a percentage of total revenue, license and implementation revenues decreased from 44% to 19% due to an increase in SaaS and maintenance revenues, as we continue to focus on our SaaS and maintenance revenue activities. The decrease was primarily due to revenues generated for the period ended December 31, 2014 from projects that were completed during fiscal year 2015, no revenues from these projects were recognized during three months ended December 31, 2015.

SaaS and Maintenance

SaaS and maintenance revenues increased by $7.5 million, or 60%, to $19.9 million for the three months ended December 31, 2015 from $12.4 million for the three months ended December 31, 2014. The increase in SaaS and maintenance revenues was primarily driven by an increase of $6.7 million in subscription revenues (including revenue from our Channel Data Management product), a $0.7 million increase in revenues from revenue management as a service, referred to as RMaaS which started after three month ended December 31, 2014, and a $0.3 million increase in revenues from customer reimbursable expense. We intend to focus on growing our recurring revenue from SaaS and maintenance in future periods.

Cost of Revenues

	Three Months Ended December 31,
	2015		2014		Change
		% of		% of
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
License and implementation	$3,417	75%	$4,015	41%	$(598)	(15)%
SaaS and maintenance	9,012	45	5,511	44	3,501	64
Total cost of revenues	$12,429	51%	$9,526	43%	$2,903	30%

License and Implementation

Cost of license and implementation revenues decreased by approximately $0.6 million, or 15%, to $3.4 million during the three months ended December 31, 2015 from $4.0 million for the three months ended December 31, 2014. As a percentage of revenues, cost of license and implementation revenues increased from 41% to 75% during the three months ended December 31, 2015, primarily due to revenue recognized on the completion of projects that were completed during three months ended December 31, 2014. The decrease is primarily due to a decrease in personnel costs and a $0.3 million decrease in royalty expense.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased by $3.5 million, or 64%, to $9.0 million during the three months ended December 31, 2015 from $5.5 million for the three months ended December 31, 2014.  However, as a percentage of revenues, cost of SaaS and maintenance revenues increased marginally from 44% to 45% during the three months ended December 31, 2015. The increase in the cost of SaaS and maintenance revenues was primarily due to increase in personnel costs of $1.7 million, $0.7 million in consulting costs, $0.5 million in royalty, $0.2 million in software amortization and $0.4 million in travel and other costs.

Operating Expenses

	Three Months Ended December 31,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$5,284	$4,454	$830	19%
Sales and marketing	7,707	6,740	967	14
General and administrative	6,720	5,588	1,132	20
Total operating expenses	$19,711	$16,782	$2,929	17%

Research and Development

Research and development expenses increased by $0.8 million, or 19%, to $5.3 million during the three months ended December 31, 2015 as compared to $4.5 million for the three months ended December 31, 2014. This increase was primarily due to  $0.5 million increase in employee-related costs due to an increase in headcount, $0.2 million increase in third party contractors cost and a $0.1 million increase in facility and related costs.

Sales and Marketing

Sales and marketing expenses increased by $1.0 million, or 14%, to $7.7 million during the three months ended December 31, 2015 as compared to $6.7 million for the three months ended December 31, 2014. This increase was primarily due to a $0.8 million increase in employee-related costs due to a 18% increase in headcount, 2015, a $0.2 million increase in marketing program expense, and a $0.1 million increase in travel expense, partially offset by a $0.1 million decrease in third party contractor costs.

General and Administrative

General and administrative expenses increased by $1.1 million, or 20%, to $6.7 million during the three months ended December 31, 2015 as compared to $5.6 million for the three months ended December 31, 2014. The increase was primarily due to a $0.9 million increase in professional fees attributed to the timing of service rendered, a $0.1 million increase in employee related costs and a $0.1 million increase in facility and related costs.

Interest and Other (Income) Expense, Net

	Three Months Ended December 31,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$(1)	$(4)	$3	(75)%
Other (income) expense, net	$57	$(39)	$96	(246)%

Interest income, net, primarily related to interest income earned from our invested cash, net of bank service charges.

Other expenses, net decreased primarily due to foreign currency exchange losses recorded in the current quarter as against a currency fluctuation gain recorded in the three months ended December 31, 2014.

Provision for Income Taxes

	Three Months Ended December 31,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$90	$135	$(45)	(33)%

Provision for income taxes is primarily related to the state minimum tax and foreign tax on our profitable foreign operations. The change in income tax provision is primarily due to the change in income related to our foreign operations.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $70.4 million. We believe our current cash and cash equivalents are sufficient to meet our operating cash flow needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts and expansion of our business, and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Cash Flows

	Three Months Ended December 31,
	2015	2014
Cash flows used in operating activities	$(7,290)	$(3,453)
Cash flows used in investing activities	(13,504)	(1,273)
Cash flows provided by financing activities	135	158

Cash Flows from Operating Activities

Net cash used in operating activities during three months ended December 31, 2015, was primarily the result of our net loss of $7.8 million and a $3.4 million change in operating assets and liabilities, partially offset by a $3.9 million of non-cash adjustments comprised of $2.6 million in stock-based compensation and $1.3 million in depreciation and amortization. The net change in operating assets and liabilities consisted of a $5.0 million increase in accounts receivable primarily reflective of invoicing in excess of collection during the quarter, a $2.7 million increase in deferred revenue primarily due to timing of amount invoiced and revenue recognized, a $1.4 million decrease in accrued employee compensation primarily due to payment of bonuses for fiscal 2015, a $0.5 million increase in other accrued and long term liabilities and a $0.2 million decrease in account payable.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended December 31, 2015 was primarily due to cash paid for acquisition of business of $12.6 million, $0.5 million associated with capitalization of software development costs and purchases of property and equipment of $0.4 million. Net cash used in investing activities for the three months ended December 31, 2014 was primarily due to purchases of property and equipment of $0.7 million and $0.6 million associated with capitalization of software development costs.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2015 and 2014, was from the exercises of stock options.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our most recent Annual Report filed on Form 10-K for the fiscal year ended September 30, 2015.

Non-GAAP Financial Measures:

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States (U.S. GAAP). We define adjusted EBITDA as net loss before items discussed below, including: LeapFrogRx compensation charges, stock-based compensation expense, depreciation and amortization, acquisition and integration related expense, interest income, net, other (income) expenses, net, legal expenses and provision for income taxes. We believe adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. We also use this measure internally to establish budgets and operational goals to manage our business and evaluate our performance.

We understand that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results of operations as reported under the U.S. GAAP. These limitations include:

•	adjusted EBITDA does not include the effect of the cost associated with 2012 acquisition of LeapFrogRx, which are a cash expense;
•	adjusted EBITDA does not include Channelinsight acquisition and integration related expense;
•	adjusted EBITDA does not reflect stock-based compensation expense;
•

depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; adjusted EBITDA does not reflect any cash requirements for these replacements;

•	adjusted EBITDA does not reflect legal expense related to class action lawsuits;
•	adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following tables provide a reconciliation of adjusted EBITDA to net loss:

	Three Months Ended December 31,
	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(7,799)	$(4,299)
Adjustments:
Stock-based compensation expense	2,550	2,394
Depreciation and amortization	1,319	933
LeapFrogRx Compensation charges	—	80
Acquisition and integration related expense	279	—
Interest income, net	(1)	(4)
Other (income) expenses, net	57	(39)
Legal expense	305	—
Provision for income taxes	90	135
Adjusted EBITDA	$(3,200)	$(800)

Adjusted EBITDA was $(3.2) million and $(0.8) million for the three months ended December 31, 2015 and 2014, respectively.  The increase in our adjusted EBITDA for the three months ended December 31, 2015 due to an increase in personnel and other costs as we continued to hire more employees in order to grow our business. These increases in expenses were partially offset by an increase in total revenues due to improvement in our sales execution.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We are presently involved in litigation arising from our initial public offering (IPO). We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of December 31, 2015, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to the cases discussed below.

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

On November 4, 2015, all parties reached a mutually acceptable resolution by way of a mediated settlement. The Company does not believe that its portion of the settlement amount will be material to its results of operations.

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

We have incurred net losses of $7.8 million and $4.3 million for three months ended December 31, 2015 and 2014, respectively. As of December 31, 2015, we had an accumulated deficit of $110.4 million. We expect that our expenses will increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, continuing to penetrate the technology industry and pursuing selective acquisitions such as our recent acquisition of substantially all of the assets of Infonow Corporation (dba: Channelinsight). Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs, will also increase our expenses in future periods. In the near-term, we do not expect that our revenues will be sufficient to offset these expected increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

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

Our operating results have historically varied from period to period, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to increase sales to and renew agreements with our existing customers;
•	the timing of new orders and revenue recognition for new and prior period orders;
•	our ability to attract and retain new customers and to improve sales execution;

•	our ability to transition effectively to new leadership under a new Chief Executive Officer;
•	changes in the competitive landscape of our industry, including consolidation among our competitors or customers;
•	the complexity of implementations and the scheduling and staffing of the related personnel, each of which can affect the timing and duration of revenue recognition;
•	issues related to changes in customers’ business requirements, project scope, implementations or market needs;
•	the mix of revenues in any particular period between license and implementation, and SaaS and maintenance;
•	the timing and volume of incremental customer purchases of our cloud-based solutions, which may vary from period to period based on a customer’s needs at a particular time;
•	the timing of upfront recognition of sales commission expense relative to the deferred recognition of our revenues;
•	the timing of recognition of payment of royalties;
•	the timing of our annual payment and recognition of employee non-equity incentive and bonus payments;
•	the budgeting cycles and purchasing practices of customers;
•	changes in customer requirements or market needs;
•	delays or reductions in information technology spending and resulting variability in customer orders from quarter to quarter;
•	delays or difficulties encountered during customer implementations, including customer requests for changes to the implementation schedule;
•	the timing and success of new product or service introductions by us or our competitors;
•	the amount and timing of any customer refunds or credits;
•	our ability to accurately estimate the costs associated with any fixed bid projects;
•	deferral of orders from customers in anticipation of new solutions or solution enhancements announced by us or our competitors;
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

Our success depends on the expertise and continued services of our executive officers. We have in the past and may in the future continue to experience changes in our executive management team resulting from the hiring or departure of executives, which may be disruptive to our business. For example, effective February 21, 2016 Edward Sander will assume the role of Chief Executive Officer and Zack Rinat, our current Chief Executive Officer, will assume the role of Executive Chairman. The impact of hiring new executives, as well as the new additional sales and marketing personnel, and implementing these initiatives may not be immediately realized. We are also substantially dependent on the continued service of our existing development and services personnel because of their familiarity with the inherent complexities of our solutions.

Our personnel do not have employment arrangements that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees or groups could seriously harm our business.

Our transition from an on-premise to a cloud-based business model is subject to numerous risks and uncertainties.

Over the past year, our business model has shifted away from sales of on-premise software licenses to focus on sales of subscriptions for our cloud-based solutions, which provide our customers the right to access certain of our software in a hosted environment for a specified subscription period. This cloud-based strategy may give rise to a number of risks, including the following:

•	if customers desire only perpetual licenses, our sales of our cloud-based solutions may lag behind our expectations;
•

our cloud-based strategy may raise concerns among our customer base, including concerns regarding changes to pricing over time, service availability, information security of a cloud-based solution and access to files while offline or once a subscription has expired;

•	we may be unsuccessful in maintaining our target pricing, adoption and projected renewal rates;
•	we may select a target price that is not optimal and could negatively affect our sales or earnings; and
•	we may incur costs at a higher than forecasted rate as we expand our cloud-based solutions.

Our cloud-based strategy may also require a considerable investment of technical, financial, legal and sales resources, and a scalable organization. Market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, scalability, customization, performance, current license terms, customer preference, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of restrictive laws or regulations. Whether our business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, renewal rates, channel acceptance, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such solutions that address customer requirements, tax and accounting implications, pricing and our costs. In addition, the metrics we use to gauge the status of our business may evolve over the course of the transition as significant trends emerge.

If we are unable to successfully establish our cloud-based strategy and navigate our business model transition in light of the foregoing risks and uncertainties, our results of operations could be negatively impacted.

If our solutions experience data security breaches, and there is unauthorized access to our customers’ data, we may lose current or future customers, our reputation and business may be harmed and we may incur significant liabilities.

Our solutions are used by our customers to manage and store personally identifiable information, proprietary information and sensitive or confidential data relating to their business. Although we maintain security features in our solutions, our security measures may not detect or prevent hacker interceptions, break-ins, security breaches, the introduction of viruses or malicious code and other disruptions that may jeopardize the security of information stored in and transmitted by our solutions. Cyber-attacks and other malicious Internet-based activity continue to increase generally. A party that is able to circumvent our security measures in our solutions could misappropriate our or our customers’ proprietary or confidential information, cause interruption in their operations, damage or misuse their computer systems and misuse any information that they misappropriate. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

Additionally, mergers or consolidations among our customers in the life science and semiconductor industries, both of which are currently undergoing significant consolidation, could reduce the number of our customers and could adversely affect our revenues and sales. In particular, if our customers are acquired by entities that are not also our customers, that do not use our solutions or that have more favorable contract terms and choose to discontinue, reduce or change the terms of their use of our solutions, our business and operating results could be materially and adversely affected.

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

If we are unable to enhance existing solutions and develop new applications that achieve market acceptance or that keep pace with technological developments, our business could be harmed.

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

Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the Court of Justice of the European Union recently ruled that the US-EU Safe Harbor framework was invalid. Furthermore, federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy. Industry organizations also regularly adopt and advocate for new standards in this area. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including but not limited to, the Data Protection Directive (Directive) established in the European Union and data protection legislation of the individual member states subject to the Directive. The Directive will be replaced starting in 2018 with the recently adopted European General Data Protection Regulation, which will impose additional obligations and risks upon our business. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us.

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

We incorporate technology that we purchase or license from third parties, including hardware and software, such as the Salesforce1 Platform for our Revvy product suite, into our solutions. We cannot be certain that this technology will continue to be available on commercially reasonable terms, or at all. We cannot be certain that our licensors are not infringing the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our solutions. Some of our agreements with our licensors may be terminated for convenience by them. If we are unable to continue to license any of this technology because of intellectual property infringement claims brought by third parties against our licensors or against us, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop and sell solutions containing that technology would be severely limited and our business could be harmed. Additionally, if we are unable to license or obtain the necessary technology from third parties, we may be forced to acquire or develop alternative technology of lower quality or performance standards. This would limit and delay our ability to offer new or competitive solutions and increase our costs of production. In addition, errors or defects in third-party hardware or software used in our cloud-based solutions could result in errors or a failure of our cloud-based solutions, which could harm our business.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

10.1	Employment agreement dated February 4, 2016 by and between Registrant and Edward F. Sander, Jr.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: February 9, 2016

MODEL N INC.

By:	/s/ MARK TISDEL
Mark Tisdel
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Exhibit Index

Exhibit Number

10.1	Employment agreement dated February 4, 2016 by and between Registrant and Edward F. Sander, Jr.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.