Form 10-Q
period 2016-03-31
MODEL N, INC.
filed 2016-05-10
CIK 1118417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, the registrant had 27,517,764 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MODEL N, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	As of	As of
	March 31,	September 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$69,995	$91,019
Accounts receivable, net of allowance for doubtful accounts of $0 as of March 31, 2016 and September 30, 2015	22,454	16,106
Deferred cost of implementation services, current portion	1,067	498
Prepaid expenses	3,417	3,229
Other current assets	114	109
Total current assets	97,047	110,961
Property and equipment, net	7,042	7,553
Goodwill	6,939	1,509
Intangible assets, net	6,449	317
Other assets	1,420	1,630
Total assets	$118,897	$121,970
Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable	$1,507	$1,597
Accrued employee compensation	7,603	9,047
Accrued liabilities	3,764	3,464
Deferred revenue, current portion	30,333	22,039
Total current liabilities	43,207	36,147
Deferred revenue, net of current portion	2,030	1,942
Other long-term liabilities	629	819
Total liabilities	45,866	38,908
Commitments and contingencies
Stockholders' equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 27,507 and 26,666 shares issued and outstanding at March 31, 2016 and September 30, 2015, respectively	4	4
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	192,862	186,159
Accumulated other comprehensive loss	(491)	(466)
Accumulated deficit	(119,344)	(102,635)
Total stockholders' equity	73,031	83,062
Total liabilities and stockholders' equity	$118,897	$121,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Revenues:
License and implementation	$4,823	$9,741	$9,385	$19,422
SaaS and maintenance	21,236	12,935	41,161	25,355
Total revenues	26,059	22,676	50,546	44,777
Cost of revenues:
License and implementation	3,601	3,771	7,018	7,786
SaaS and maintenance	10,238	5,789	19,250	11,300
Total cost of revenues	13,839	9,560	26,268	19,086
Gross profit	12,220	13,116	24,278	25,691
Operating expenses:
Research and development	6,175	4,286	11,459	8,740
Sales and marketing	8,307	7,857	16,014	14,597
General and administrative	6,644	5,290	13,364	10,878
Total operating expenses	21,126	17,433	40,837	34,215
Loss from operations	(8,906)	(4,317)	(16,559)	(8,524)
Interest income, net	(13)	(2)	(14)	(6)
Other (income) expenses, net	(12)	92	45	53
Loss before income taxes	(8,881)	(4,407)	(16,590)	(8,571)
Provision for income taxes	29	192	119	327
Net loss	$(8,910)	$(4,599)	$(16,709)	$(8,898)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.33)	$(0.18)	$(0.62)	$(0.35)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	27,238	25,880	27,031	25,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net loss	$(8,910)	$(4,599)	$(16,709)	$(8,898)
Other comprehensive (loss) income, net
Change in foreign currency translation adjustment, net of taxes	—	13	(25)	(68)
Total other comprehensive loss	$(8,910)	$(4,586)	$(16,734)	$(8,966)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(16,709)	$(8,898)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,856	1,883
Stock-based compensation	5,158	4,676
Other non-cash charges	8	135
Changes in assets and liabilities:
Accounts receivable	(5,247)	(2,747)
Prepaid expenses and other assets	197	(75)
Deferred cost of implementation services	(459)	(258)
Accounts payable	(311)	1,289
Accrued employee compensation	(1,443)	(1,291)
Other accrued and long-term liabilities	324	639
Deferred revenue	7,404	(2,613)
Net cash used in operating activities	(8,222)	(7,260)
Cash flows from investing activities:
Purchases of property and equipment	(1,103)	(1,022)
Acquisition of business	(12,615)	—
Capitalization of software development costs	(615)	(1,250)
Net cash used in investing activities	(14,333)	(2,272)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,545	1,702
Net cash provided by financing activities	1,545	1,702
Effect of exchange rate changes on cash and cash equivalents	(14)	(17)
Net decrease in cash and cash equivalents	(21,024)	(7,847)
Cash and cash equivalents
Beginning of period	91,019	101,006
End of period	$69,995	$93,159

Supplemental Disclosure of Cash Flow Data:
Non-cash Investing and Financing Activities:
Capitalized stock options in software development costs	—	109

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

In the opinion of management, the unaudited interim consolidated financial statements include all the normal recurring adjustments necessary to present fairly the condensed consolidated financial statements. The results of operations for the three and six months ended March 31, 2016 were not necessarily indicative of the operating results for the full fiscal year 2016 or any future periods.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products and services are transferred to customers. ASU 2014-09 was originally to be effective for the Company on October 1, 2017. In July 2015, the FASB affirmed a one-year deferral of the effective date of the new revenue standard. The standard will be effective for our fiscal year beginning October 1, 2018, at which time we may adopt the new standard under either the full retrospective method or the modified retrospective method. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and have not determined whether the effect will be material.

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

In February 2016, the FASB issued guidance on the recognition and measurement of leases. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance will require modified retrospective application at the beginning of our first quarter of fiscal 2020, with optional practical expedients, but permits adoption in an earlier period. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance related to stock-based compensation, which changes the accounting for and classification of excess tax benefits and minimum tax withholdings on share-based awards. The guidance becomes effective for us at the beginning of our first quarter of fiscal 2018 but permits adoption in an earlier period. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.	Consolidated Balance Sheet Components

Components of property and equipment, and intangible assets consisted of the following:

Property and Equipment

	As of	As of
	March 31,	September 30,
	2016	2015
	(in thousands)
Computer software and equipment	$8,950	$8,383
Furniture and fixtures	679	673
Leasehold improvements	883	875
Software development costs	8,254	6,915
Total property and equipment	18,766	16,846
Less: Accumulated depreciation and amortization	(12,465)	(10,353)
Property and equipment, net	6,301	6,493
Add: Construction in progress	741	1,060
Total property and equipment, net	$7,042	$7,553

Computer equipment acquired under the capital leases is included in property and equipment and consisted of the following:

	As of	As of
	March 31,	September 30,
	2016	2015
	(in thousands)
Computer software and equipment	$777	$793
Less: Accumulated depreciation and amortization	(777)	(791)
Total computer software and equipment, net	$—	$2

Depreciation expense including depreciation of assets under capital leases totaled $1.2 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively, and $2.2 million and $1.7 million for the six months ended March 31, 2016 and 2015, respectively.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intangible Assets

	Estimated	As of	As of
	Useful Life	March 31,	September 30,
	(in Years)	2016	2015
		(in thousands)
Intangible Assets:
Developed technology	4 - 5 years	$5,313	$2,213
Backlog	3- 5 years	280	100
Non-competition agreement	3 years	100	100
Customer relationships	3 -10 years	4,419	1,019
Trade name	1 years	110	—
Total intangible assets		10,222	3,432
Less: Accumulated amortization		(3,773)	(3,115)
Total intangible assets, net		$6,449	$317

The Company recorded amortization expense related to the acquired intangible assets of $0.4 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively, and $0.7 million and $0.1 million for the six months ended March 31, 2016 and 2015, respectively.

Estimated future amortization expense for the intangible assets as of March 31, 2016 is as follows:

2016 (remaining 6 months)	$764
2017	1,257
2018	1,175
2019	1,120
2020 and thereafter	2,133
Total future amortization	$6,449

4.	Goodwill

The goodwill balance as of March 31, 2016, was the result of the business combination disclosed in Note 2 of these unaudited condensed consolidated financial statements. The activity for the six months ended March 31, 2016 consisted of the following:

Balance as at September 30, 2015	$1,509
Add: Goodwill from acquisition of business	5,430
Balance as at March 31, 2016	$6,939

5.	Fair Value of Financial Instruments

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

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The table below sets forth the Company’s cash equivalents as of March 31, 2016 and September 30, 2015, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of March 31, 2016:
Assets:
Cash equivalents:
Money market fund deposits	$59,935	$—	$—	$59,935
Total	$59,935	$—	$—	$59,935
As of September 30, 2015:
Assets:
Cash equivalents:
Money market fund deposits	$45,516	$—	$—	$45,516
U.S. treasury bills	35,000	—	—	35,000
Total	$80,516	$—	$—	$80,516

The Company’s cash equivalents as of March 31, 2016 and September 30, 2015 consisted of money market funds and treasury bills with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of March 31, 2016 and September 30, 2015. As of March 31, 2016 and September 30, 2015, amounts of $10.1 million and $10.5 million, respectively, were held in bank deposits.

6.	Stock-based Compensation

 As of March 31, 2016, 4.3 million shares were available for future stock awards under the Company’s equity plans.  There were no stock options granted during three months and six months ended March 31, 2016 and 2015, respectively.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarized the stock option activity and related information under all equity plans:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercised	Contract	Intrinsic
	(thousands)	Price	Term (in Years)	Value
Balance at September 30, 2015	1,119	$6.29	4.68	$4,904
Granted	—	—	—
Exercised	(132)	2.68	—
Forfeited	(12)	13.71	—
Expired	(30)	12.12	—
Balance at March 31, 2016	945	$6.54	4.02	$4,420
Options exercisable as of March 31, 2016	944	$6.53	4.02	$4,420
Options vested and expected to vest as of March 31, 2016	923	$6.39	3.96	$4,420

The following table summarizes the Company’s restricted stock units activity under all equity plans:

		Weighted
		Average
	Restricted Stock	Grant Date
	Units Outstanding	Fair Value
	(in thousands)
Balance at September 30, 2015	2,302	$12.32
Granted	1,180	10.59
Released	(571)	10.45
Forfeited	(368)	11.37
Balance at March 31, 2016	2,543	$12.12

Stock-based Compensation

Stock-based compensation is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of revenues:
License and implementation	$220	$166	$420	$304
SaaS and maintenance	258	180	484	376
Total stock-based compensation in cost of revenue	478	346	904	680
Operating expenses:
Research and development	161	266	562	594
Sales and marketing	650	727	1,243	1,374
General and administrative	1,319	943	2,449	2,028
Total stock-based compensation in operating expense	2,130	1,936	4,254	3,996
Stock-based compensation in operating loss	2,608	2,282	5,158	4,676
Stock-based compensation capitalized as software development cost	—	58	—	109
Total stock-based compensation	$2,608	$2,340	$5,158	$4,785

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.	Income Taxes

The Company recorded an income tax expense of $29,000 and $192,000, representing effective income tax rates of (0.3)% and (4)%, for the three months ended March 31, 2016 and 2015, respectively; and $119,000 and $327,000, representing income rates of (0.7)% and (4)%, for the six months ended March 31, 2016 and 2015, respectively. The Company’s effective income-tax rates during these periods differ from the Company’s federal statutory rate of 34% primarily due to permanent differences for stock-based compensation and the impact of state income taxes and foreign tax rate differences, and the Company realized no benefit for current period losses due to maintaining a full valuation allowance against the U.S. and foreign net deferred tax assets.

8.	Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Basic and diluted:
Net loss attributable to common stockholders	$(8,910)	$(4,599)	$(16,709)	$(8,898)
Denominator:
Basic and diluted:
Weighted Average Shares Used in Computing Net Loss per Share Attributable to Common Stockholders	27,238	25,880	27,031	25,597
Net Loss per Share Attributable to Common Stockholders:
Basic and diluted	$(0.33)	$(0.18)	$(0.62)	$(0.35)

The following shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would have been anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Stock options	779,784	1,341,270	796,032	1,407,035
Performance-based restricted stock units and restricted stock units	660,223	780,662	634,267	840,012

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.	Litigation and Contingencies

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

On April 4, 2016, the Superior Court of the State of California, County of San Mateo approved the settlement.

10.	Geographic Information

The Company has one operating segment with one business activity—developing and monetizing revenue management solutions.

Revenues from External Customers

Revenues from customers outside of the United States were 8% and 8% of total revenues for the three months ended March 31, 2016 and 2015, respectively, 8% and 7% of total revenues for the six months ended March 31, 2016 and 2015, respectively.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region:

	As of	As of
	March 31,	September 30,
	2016	2015
	(in thousands)
United States	$5,431	$6,080
India	1,611	1,473
Total property and equipment, net	$7,042	$7,553

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

•	Revenue Intelligence Cloud—a broad set of intelligence applications that provide the analytical tools and insights to define and optimize revenue management strategies.

•	Revvy – a broad set of multi-tenant cloud applications natively built on the Salesforce1 Platform from salesforce.com.

We derive revenues primarily from the sale of our cloud-based and on premise solutions and related implementation services, as well as maintenance and support and application support. We price our solutions based on a number of factors, including revenues under management and number of users. Our license and implementation revenues are comprised of sales of perpetual license and related implementation services, and are recognized over the implementation period, which commences when implementation work begins and typically ranges from a few months to three years. Maintenance and support revenues are recognized ratably over the support period, which is typically one year. SaaS revenues for cloud-based solutions are derived from subscription fees from customers accessing our cloud-based solutions, as well as from associated implementation services, and are recognized ratably over the term of the contract which is typically three years. The actual timing of revenue recognition may vary based on our customers’ implementation requirements and availability of our services personnel.

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

For the three months ended March 31, 2016 and 2015, our revenues were $26.1 million and $22.7 million, respectively, representing a year-over-year increase of approximately 15%, primarily due to improvement in sales execution, new product offerings and acquisition of Channelinsight. These changes resulted in the acquisition of new customers and an increase in our revenues.

Key Business Metric

In addition to the measures of financial performance presented in our Condensed Consolidated Financial Statements, we use adjusted EBITDA to evaluate and manage our business. We use this key metrics internally to manage our business, and we believe it is useful for investors to compare key financial data from various periods. See “Adjusted EBITDA” below.

Key Components of Results of Operations

Revenues

Revenues are comprised of license and implementation revenues and SaaS and maintenance revenues.

License and Implementation

License and implementation revenues are generated from the sale of software licenses for our on-premise solutions and related implementation services. We expect our license and implementation revenues for the fiscal year 2016 to be lower both in absolute dollars and as a percentage of total revenue from those recorded in the fiscal year ended on September 30, 2015, due to increased focus on subscription revenues, which are included in SaaS and maintenance revenues, and which began to gain wider acceptance as a delivery model.

SaaS and Maintenance

SaaS and maintenance revenues primarily include subscription and related implementation fees from customers accessing our cloud-based solutions and revenues associated with maintenance contracts from license customers. Also included in SaaS and maintenance revenues are other revenues, including revenues related to managed support services, revenue management as a service, channel data management, training and customer-reimbursed expenses. In previous years, we took several steps and will continue our effort to transform our business model in order to increase the percentage of our business from SaaS and maintenance revenues. We believe we have an opportunity to accelerate the shift in our business model to recurring revenues, as we believe the SaaS model is beginning to gain wider acceptance as a delivery model, particularly in the technology sector and with mid-market life science companies. Accordingly, we expect that SaaS and maintenance revenues for the fiscal year 2016 will be higher both in absolute dollars and as a percentage of total revenues as we continue to acquire new SaaS customers.

Cost of Revenues

License and Implementation

Cost of license and implementation revenues includes costs related to the implementation of our on-premise solutions. Cost of license and implementation revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation, third-party contractors, royalty fees paid to third parties for rights to their intellectual property and other-related expenses. Cost of license and implementation revenues may vary from period to period depending on a number of factors, including the amount of implementation services required to deploy our solutions and the level of involvement of third-party contractors providing implementation services.

SaaS and Maintenance

Cost of SaaS and maintenance revenues includes those costs related to the implementation of our cloud-based solutions, maintenance and support and application support for our on-premise solutions and training. Cost of SaaS and maintenance revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation, royalty, facility expense, and depreciation related to server equipment and capitalized software, reimbursable expenses, third-party contractors and data center-related expenses. We believe that cost of SaaS and maintenance revenues will continue to increase in absolute dollars as we continue to focus on building infrastructure for our cloud-based solutions.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
License and implementation	$4,823	$9,741	$9,385	$19,422
SaaS and maintenance	21,236	12,935	41,161	25,355
Total revenues	26,059	22,676	50,546	44,777
Cost of Revenues:
License and implementation	3,601	3,771	7,018	7,786
SaaS and maintenance	10,238	5,789	19,250	11,300
Total cost of revenues	13,839	9,560	26,268	19,086
Gross profit	12,220	13,116	24,278	25,691
Operating Expenses:
Research and development	6,175	4,286	11,459	8,740
Sales and marketing	8,307	7,857	16,014	14,597
General and administrative	6,644	5,290	13,364	10,878
Total operating expenses	21,126	17,433	40,837	34,215
Loss from operations	(8,906)	(4,317)	(16,559)	(8,524)
Interest income, net	(13)	(2)	(14)	(6)
Other (income) expenses, net	(12)	92	45	53
Loss before income taxes	(8,881)	(4,407)	(16,590)	(8,571)
Provision for income taxes	29	192	119	327
Net loss	$(8,910)	$(4,599)	$(16,709)	$(8,898)

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenues

	Three Months Ended March 31,
	2016		2015		Change
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenue:
License and implementation	$4,823	19%	$9,741	43%	$(4,918)	(50)%
SaaS and maintenance	21,236	81	12,935	57	8,301	64
Total revenues	$26,059	100%	$22,676	100%	$3,383	15%

License and Implementation

License and implementation revenues decreased by $4.9 million, or 50% to $4.8 million during the three months ended March 31, 2016 from $9.7 million for the three months ended March 31, 2015. As a percentage of total revenue, license and implementation revenues decreased from 43% to 19%. The decrease in revenues as a percentage of revenues and in absolute dollars was primarily due to fewer sales of software licenses for our on-premise solutions and related implementation services as our business model shifted to focus on sales of our cloud-based solutions. Revenues generated during period ended March 31, 2015 were from projects that were completed during fiscal year 2015, no revenues from these projects were recognized during the three months ended March 31, 2016.

SaaS and Maintenance

SaaS and maintenance revenues increased by $8.3 million, or 64%, to $21.2 million for the three months ended March 31, 2016 from $12.9 million for the three months ended March 31, 2015. As a percentage of total revenues, SaaS and maintenance revenues increased from 57% to 81%. The increase in SaaS and maintenance revenues was primarily driven by an increase of $7.3 million in subscription revenues (including revenue from our Channel Data Management product), a $0.2 million increase in revenues from RMaaS, a $0.5 million increase in revenue from managed support services and a $0.3 million increase in revenues from maintenance and support. We intend to focus on growing our recurring revenue from SaaS and maintenance in future periods.

Cost of Revenues

	Three Months Ended March 31,
	2016		2015		Change
		% of		% of
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
License and implementation	$3,601	75%	$3,771	39%	$(170)	(5)%
SaaS and maintenance	10,238	48	5,789	45	4,449	77
Total cost of revenues	$13,839	53%	$9,560	42%	$4,279	45%

License and Implementation

Cost of license and implementation revenues decreased by approximately $0.2 million, or 5%, to $3.6 million during the three months ended March 31, 2016 from $3.8 million for the three months ended March 31, 2015. As a percentage of license and implementation revenues, cost of license and implementation revenues increased from 39% to 75% during the three months ended March 31, 2016, primarily due to license related revenue recognized on the completion of projects that were completed during the fiscal year 2015. The decrease in cost of revenue in absolute dollars is primarily due to a $0.4 million decrease in royalty expense, partially offset by a $0.2 million increase in personnel costs.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased by $4.4 million, or 77%, to $10.2 million during the three months ended March 31, 2016 from $5.8 million for the three months ended March 31, 2015.  However, as a percentage of SaaS and maintenance revenues, cost of SaaS and maintenance revenues increased marginally from 45% to 48% during the three months ended March 31, 2016. The increase in the cost of SaaS and maintenance revenues was primarily due to increase in personnel costs of $2.3 million, a $0.3 million in consulting costs, a $0.7 million in royalty expense, a $0.4 million in software amortization and a $0.7 million in travel and other costs.

Operating Expenses

	Three Months Ended March 31,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$6,175	$4,286	$1,889	44%
Sales and marketing	8,307	7,857	450	6
General and administrative	6,644	5,290	1,354	26
Total operating expenses	$21,126	$17,433	$3,693	21%

Research and Development

Research and development expenses increased by $1.9 million, or 44%, to $6.2 million during the three months ended March 31, 2016 from $4.3 million for the three months ended March 31, 2015. This increase was primarily due to a $0.7 million increase in employee-related costs due to an increase in headcount, a $0.3 million increase in third party contractors costs, a $0.2 million increase in software license and related costs and a $0.7 million increase in the costs that were capitalized during the second quarter of 2015 in connection with the development of internally developed software.

Sales and Marketing

Sales and marketing expenses increased by $0.5 million, or 6%, to $8.3 million during the three months ended March 31, 2016 from $7.9 million for the three months ended March 31, 2015. This increase was primarily due to a $0.5 million increase in employee-related costs due to an increase in headcount.

General and Administrative

General and administrative expenses increased by $1.4 million, or 26%, to $6.6 million during the three months ended March 31, 2016 from $5.3 million for the three months ended March 31, 2015. The increase was primarily due to a $0.2 million increase in professional fees, a $0.8 million increase in employee related costs due to an increase in headcount and a $0.4 million an increase in facility and travel costs.

Interest and Other (Income) Expense, Net

	Three Months Ended March 31,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$(13)	$(2)	$(11)	550%
Other (income) expense, net	$(12)	$92	$(104)	(113)%

Interest income, net, primarily related to interest income earned from our invested cash, net of bank service charges.

Other expenses, net decreased primarily due to foreign currency exchange losses recorded during the three months ended March 31, 2015.

Provision for Income Taxes

	Three Months Ended March 31,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$29	$192	$(163)	(85)%

Provision for income taxes is primarily related to the state minimum tax and foreign tax on our profitable foreign operations. The change in income tax provision is primarily due to the change in income related to our foreign operations.

Comparison of the Six Months Ended March 31, 2016 and 2015

Revenues

	Six Months Ended March 31,
	2016		2015		Change
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenue:
License and implementation	$9,385	19%	$19,422	43%	$(10,037)	(52)%
SaaS and maintenance	41,161	81	25,355	57	15,806	62
Total revenues	$50,546	100%	$44,777	100%	$5,769	13%

License and Implementation

License and implementation revenues decreased by $10.0 million, or 52% to $9.4 million during the six months ended March 31, 2016 from $19.4 million for the six months ended March 31, 2015. As a percentage of total revenue, license and implementation revenues decreased from 43% to 19%. The decrease in these revenues as a percentage of total revenues and in absolute dollars was primarily due to fewer sales of software licenses for our on-premise solutions and related implementation services as our business model shifted to focus on sales of our cloud-based solutions. Revenues generated during the period ended March 31, 2015 were from projects that were completed during fiscal year 2015; no revenues from these projects were recognized during the six months ended March 31, 2016.

SaaS and Maintenance

SaaS and maintenance revenues increased by $15.8 million, or 62% to $41.2 million for the six months ended March 31, 2016 from $25.4 million for the six months ended March 31, 2015. The increase in SaaS and maintenance revenues was primarily driven by an increase in the number of subscription contracts and included a $14.7 million increase in our SaaS, maintenance and support, and manage support services revenues (including revenue from our Channel Data Management product), a $0.9 million increase in revenues from RMaaS, and a $0.2 million increase in customer reimbursable expenses. We intend to focus on growing our recurring revenue from SaaS and maintenance in future periods and also as a percentage of total revenues.

Cost of Revenues

	Six Months Ended March 31,
	2016		2015		Change
		% of		% of
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
License and implementation	$7,018	75%	$7,786	40%	$(768)	(10)%
SaaS and maintenance	19,250	47	11,300	45	7,950	70
Total cost of revenues	$26,268	52%	$19,086	43%	$7,182	38%

License and Implementation

Cost of license and implementation revenues decreased by approximately $0.8 million, or 10%, to $7.0 million during the six months ended March 31, 2016 from $7.8 million for the six months ended March 31, 2015. As a percentage of license and maintenance revenues, cost of license and implementation revenues increased from 40% to 75% during the six months ended March 31, 2016, primarily due to revenue recognized on the completion of projects that were completed during the fiscal year 2015. The decrease in the cost of license and implementation revenue was primarily the result of a reduction of $1.5 million in personnel costs and a $0.6 million decrease in royalty costs, which was partially offset by a $1.3 million increase in consulting costs paid to third-party contractors.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased by $8.0 million, or 70%, to $19.3 million during the six months ended March 31, 2016 from $11.3 million for the six months ended March 31, 2015.  As a percentage of SaaS and maintenance revenues, cost of SaaS and maintenance revenues increased slightly from 45% to 47% during the six months ended March 31, 2016, as we continued to improve gross margins due to increased efficiencies in our business.  The increase in the cost of SaaS and maintenance revenues was primarily due to a $5.0 million increase in personnel costs, a $0.9 million increase in consulting costs paid to third party consultants, a $1.2 million increase in royalty costs, a $0.6 million increase in software amortization and a $0.3 million increase in travel and other costs. Costs increased as we continued to focus on building infrastructure for our cloud-based solutions.

Operating Expenses

	Six Months Ended March 31,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$11,459	$8,740	$2,719	31%
Sales and marketing	16,014	14,597	1,417	10
General and administrative	13,364	10,878	2,486	23
Total operating expenses	$40,837	$34,215	$6,622	19%

Research and Development

Research and development expenses increased by $2.7 million, or 31%, to $11.5 million during the six months ended March 31, 2016 from $8.7 million for the same period in fiscal year 2015. The increase was primarily due to a $1.4 million increase in employee related costs due to an increase in headcount, a $0.5 million increase in consulting costs paid to third party consultants, a $0.3 million increase in software related costs and a $0.5 million increase in the costs that were capitalized in connection with the development of internally-developed software during the six month ended March 31, 2015.

Sales and Marketing

Sales and marketing expenses increased by $1.4 million, or 10%, to $16.0 million during the six months ended March 31, 2016 from $14.6 million for the same period in fiscal year 2015. This increase was primarily due to a $1.0 million increase in employee related costs resulting from increased headcount, a $0.1 million increase in marketing related activities, and a $0.4 million increase in travel and other costs.

General and Administrative

General and administrative expenses increased by $2.5 million, or 23%, to $13.4 million during the six months ended March 31, 2016 from $10.9 million for the same period in fiscal year 2015. The increase was due primarily to higher employee related costs of $1.1 million resulting from increased headcount, third party contractor costs of $0.9 million, facility costs of $0.3 million mainly due to higher rent for a new head office lease and other expense of $0.2 million.

Interest and Other (Income) Expense, Net

	Six Months Ended March 31,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$(14)	$(6)	$(8)	133%
Other (income) expense, net	$45	$53	$(8)	(15)%

Interest income, net primarily related to interest income earned from our invested cash, net of bank service charges.

Other (income) expenses, net primarily related to currency fluctuation recorded for our foreign operations.

Provision for Income Taxes

	Six Months Ended March 31,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$119	$327	$(208)	(64)%

Provision for income taxes is primarily related to the state minimum tax and foreign tax on our profitable foreign operations. The change in income tax provision is primarily due to the change in income related to our foreign operations.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $70.0 million.  We believe our current cash and cash equivalents are sufficient to meet our operating cash flow needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts and expansion of our business, and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Cash Flows

	Six Months Ended March 31,
	2016	2015
Cash flows used in operating activities	$(8,222)	$(7,260)
Cash flows used in investing activities	(14,333)	(2,272)
Cash flows provided by financing activities	1,545	1,702

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended March 31, 2016 was primarily the result of our net loss of $16.7 million and $0.5 million change in operating assets and liabilities, partially offset by $8.0 million of non-cash adjustments comprised of $5.2 million in stock-based compensation and $2.8 million in depreciation and amortization. The net change in operating assets and liabilities consisted of a $5.2 million increase in accounts receivable primarily reflective of invoicing in excess of collection during the quarter, a $0.5 million increase in deferred cost of implementation services, a $7.4 million increase in deferred revenue primarily due to timing of amount invoiced and revenue recognized, a $0.3 million increase in other accrued and long term liabilities, a $1.4 million decrease in accrued employee compensation primarily due to payment of bonuses and other employee benefits, and a $0.3 million decrease in accounts payable.

Net cash used in operating activities for the six months ended March 31, 2015 was primarily the result of our net loss of $8.9 million and a net change of $5.1 million in operating assets and liabilities, partially offset by $6.7 million of non-cash adjustments primarily comprised of $4.7 million in stock-based compensation and $1.9 million in depreciation and amortization. The net change in operating assets and liabilities is primarily related to an increase of $2.7 million in accounts receivables, primarily reflective of billings in excess of collections, an increase in accounts payable of $1.3 million mainly due to timing of payments, a $0.6 million increase in other accrued and long-term liabilities and a $0.3 million increase in deferred cost of implementation services. These were partially offset by a decrease of $1.3 million in accrued employee compensation, primarily related to payment of LeapFrogRx compensation charges and lower accrual for commission and employee paid time off, and a decrease in deferred revenue of $2.6 million due to higher revenue recognized upon completion of customer projects.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended March 31, 2016 was primarily due to cash paid for the acquisition of a business of $12.6 million, $0.6 million associated with capitalization of software development costs and purchases of property and equipment of $1.1 million.

Net cash used in investing activities for the six months ended March 31, 2015 was primarily due to purchases of property and equipment of $1.0 million and $1.3 million associated with the capitalization of software development costs.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2016 was from the exercises of stock options and purchases made under our employee stock purchase plan.

Net cash provided by financing activities for the six months ended March 31, 2015 was primarily from the exercises of stock options and purchases made under our employee stock purchase plan.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

•	adjusted EBITDA does not reflect legal expense related to class action lawsuits;
•	adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following tables provide a reconciliation of adjusted EBITDA to net loss:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(8,910)	$(4,599)	$(16,709)	$(8,898)
Adjustments:
Stock-based compensation expense	2,608	2,282	5,158	4,676
Depreciation and amortization	1,536	950	2,856	1,883
LeapFrogRx Compensation charges	—	11	—	91
Acquisition and integration related expense	268	—	547	—
Interest income, net	(13)	(2)	(14)	(6)
Other (income) expenses, net	(12)	92	45	53
Legal expenses	—	242	305	242
Provision for income taxes	29	192	119	327
Adjusted EBITDA	$(4,494)	$(832)	$(7,693)	$(1,632)

Adjusted EBITDA was $(4.5) million, $(0.8) million, $(7.7) million and $(1.6) million for the three and six months ended March 31, 2016 and 2015, respectively.  The increase in our adjusted EBITDA for the three and six months ended March 31, 2016 as compared to the same periods in fiscal year 2015, was primarily due to an increase in personnel and other costs as we continued to hire more employees in order to grow our business. These increases in expenses were partially offset by an increase in total revenues for our SaaS and maintenance business as we acquire new customers.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On September 5, 2014 and January 22, 2015, purported securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, against us, certain of our current and former directors and executive officers and underwriters of our IPO. The lawsuits were brought by purported stockholders of our company seeking to represent a class consisting of all those who purchased our stock pursuant and/or traceable to the Registration Statement and Prospectus issued in connection with our IPO. The lawsuits asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and sought unspecified damages and other relief. On March 2, 2015, the Court entered an order consolidating the two class action lawsuits.

On November 4, 2015, all parties reached a mutually acceptable resolution by way of a mediated settlement. The Company does not believe that its portion of the settlement amount is material to its results of operations.

On April 4, 2016, the Superior Court of the State of California, County of San Mateo approved the settlement.

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

We have incurred net losses of $8.9 million and $4.6 million for three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $119.3 million. We expect that our expenses will increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, continuing to penetrate the technology industry and pursuing selective acquisitions such as our recent acquisition of substantially all of the assets of Channelinsight. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs will also increase our expenses in future periods. In the near-term, we do not expect that our revenues will be sufficient to offset these expected increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

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

Our success depends on the expertise and continued services of our executive officers. We have in the past and may in the future continue to experience changes in our executive management team resulting from the hiring or departure of executives, which may be disruptive to our business. For example, in February 2016 Edward Sander assumed the role of Chief Executive Officer, and Zack Rinat, our former Chief Executive Officer, assumed the role of Executive Chairman. In addition, in April 2016, we hired a new Senior Vice President, Global Services, and Senior Vice President, Product Marketing, who are tasked with implementing initiatives to expand and enhance our solution delivery and marketing strategy, respectively. The impact of hiring new executives, and implementing these initiatives may not be immediately realized. We are also substantially dependent on the continued service of our existing development and services personnel because of their familiarity with the inherent complexities of our solutions.

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

For more than a year, our business model has shifted away from sales of on-premise software licenses to focus on sales of subscriptions for our cloud-based solutions, which provide our customers the right to access certain of our software in a hosted environment for a specified subscription period. This cloud-based strategy may give rise to a number of risks, including the following:

•

if customers are uncomfortable with cloud-based solutions and desire only perpetual licenses, we may experience longer than anticipated sales cycles and sales of our cloud-based solutions may lag behind our expectations;

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

Our solutions are used by our customers to manage and store personally identifiable information, proprietary information and sensitive or confidential data relating to their business. Although we maintain security features in our solutions, our security measures may not detect or prevent hacker interceptions, break-ins, security breaches, the introduction of viruses or malicious code, such as “ransomware”, and other disruptions that may jeopardize the security of information stored in and transmitted by our solutions. Cyber-attacks and other malicious Internet-based activity continue to increase generally. A party that is able to circumvent our security measures in our solutions could misappropriate our or our customers’ proprietary or confidential information, cause interruption in their operations, damage or misuse their computer systems and misuse any information that they misappropriate. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

As part of our business strategy, we have in the past and may in the future make investments in other companies, solutions or technologies to, among other reasons, expand or enhance our product offerings. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If and when we do complete acquisitions, such as our recent acquisition of substantially all of the assets of Channelinsight, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users or investors. In addition, if we fail to integrate successfully such acquisitions, or the technologies associated with such acquisitions, into our company, the revenues and operating results of the combined company could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. If we incur more debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations.

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

We currently operate our cloud-based solutions primarily from three data centers. We do not control the operation of these facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions, which would have a serious adverse impact on our business. Additionally, our data center agreements are of limited duration, subject to early termination rights in certain circumstances, may include inadequate indemnification and liability provisions, and the providers of our data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all.

If we continue to add data centers and add capacity in our existing data centers, we may transfer data to other locations. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Interruptions in our service, data loss or corruption may subject us to liability to our customers, cause customers to terminate their agreements and adversely affect our renewal rates and our ability to attract new customers. Data transfers may also subject us to regional privacy and data protection laws that apply to the transmission of customer data across international borders.

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

Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the Court of Justice of the European Union ruled in October 2015 that the US-EU Safe Harbor framework was invalid, and the framework’s purported successor, the US-EU Privacy Shield, has not yet been widely adopted. Furthermore, federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy. Industry organizations also regularly adopt and advocate for new standards in this area. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including but not limited to, the Data Protection Directive (Directive) established in the European Union and data protection legislation of the individual member states subject to the Directive. The Directive will be replaced starting in 2018 with the recently adopted European General Data Protection Regulation, which will impose additional obligations and risks upon our business. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us.

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

We have experienced and may continue to experience growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As we grow, we must effectively integrate, develop and motivate a significant number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations. Failure to effectively manage organizational changes as well as integrating and training new sales and marketing personnel, could result in attrition of existing employees and difficulties in executing on our business plan, implementing customer requests, declines in quality or customer satisfaction, increases in costs and difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

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

We have significant international operations, including in emerging markets such as India, and we are continuing to expand our international operations as part of our growth strategy. As of September 30, 2015, approximately 51% of our total employees were located in India, where we conduct a portion of our research and development activities, implementation services and support services. Our current international operations and our plans to expand our international operations have placed, and will continue to place, a strain on our employees, management systems and other resources.

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

Date: May 10, 2016

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