Form 10-Q
period 2016-06-30
MODEL N, INC.
filed 2016-08-09
CIK 1118417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, the registrant had 27,667,351 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MODEL N, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	As of	As of
	June 30,	September 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$70,125	$91,019
Accounts receivable, net of allowance for doubtful accounts of $0 as of June 30, 2016 and September 30, 2015	19,782	16,106
Deferred cost of implementation services, current portion	1,465	498
Prepaid expenses	4,345	3,229
Other current assets	331	109
Total current assets	96,048	110,961
Property and equipment, net	6,638	7,553
Goodwill	6,939	1,509
Intangible assets, net	6,067	317
Other assets	1,409	1,630
Total assets	$117,101	$121,970
Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable	$2,333	$1,597
Accrued employee compensation	8,372	9,047
Accrued liabilities	5,309	3,464
Deferred revenue, current portion	30,592	22,039
Total current liabilities	46,606	36,147
Deferred revenue, net of current portion	1,444	1,942
Other long-term liabilities	644	819
Total liabilities	48,694	38,908
Commitments and contingencies
Stockholders' equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 27,662 and 26,666 shares issued and outstanding at June 30, 2016 and September 30, 2015, respectively	4	4
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	196,980	186,159
Accumulated other comprehensive loss	(587)	(466)
Accumulated deficit	(127,990)	(102,635)
Total stockholders' equity	68,407	83,062
Total liabilities and stockholders' equity	$117,101	$121,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Revenues:
License and implementation	$5,119	$8,359	$14,504	$27,781
SaaS and maintenance	22,798	15,251	63,959	40,606
Total revenues	27,917	23,610	78,463	68,387
Cost of revenues:
License and implementation	3,521	4,020	10,539	11,806
SaaS and maintenance	10,330	6,928	29,580	18,228
Total cost of revenues	13,851	10,948	40,119	30,034
Gross profit	14,066	12,662	38,344	38,353
Operating expenses:
Research and development	6,190	4,438	17,649	13,178
Sales and marketing	7,982	7,657	23,996	22,254
General and administrative	8,409	6,267	21,773	17,145
Total operating expenses	22,581	18,362	63,418	52,577
Loss from operations	(8,515)	(5,700)	(25,074)	(14,224)
Interest income, net	(14)	—	(28)	(6)
Other (income) expenses, net	(22)	6	23	59
Loss before income taxes	(8,479)	(5,706)	(25,069)	(14,277)
Provision for income taxes	167	80	286	407
Net loss	$(8,646)	$(5,786)	$(25,355)	$(14,684)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.31)	$(0.22)	$(0.93)	$(0.57)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	27,573	26,317	27,211	25,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(8,646)	$(5,786)	$(25,355)	$(14,684)
Other comprehensive (loss) income, net
Change in foreign currency translation adjustment, net of taxes	(96)	(6)	(121)	(74)
Total comprehensive loss	$(8,742)	$(5,792)	$(25,476)	$(14,758)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(25,355)	$(14,684)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,402	2,996
Stock-based compensation	8,787	7,412
Other non-cash charges	65	187
Changes in assets and liabilities:
Accounts receivable	(2,587)	(5,667)
Prepaid expenses and other assets	(996)	(753)
Deferred cost of implementation services	(914)	(436)
Accounts payable	517	2,174
Accrued employee compensation	(638)	(73)
Other accrued and long-term liabilities	1,862	1,278
Deferred revenue	7,087	1,723
Net cash used in operating activities	(7,770)	(5,843)
Cash flows from investing activities:
Purchases of property and equipment	(1,629)	(1,748)
Acquisition of business	(12,615)	—
Capitalization of software development costs	(880)	(1,883)
Net cash used in investing activities	(15,124)	(3,631)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	2,035	2,300
Net cash provided by financing activities	2,035	2,300
Effect of exchange rate changes on cash and cash equivalents	(35)	(21)
Net decrease in cash and cash equivalents	(20,894)	(7,195)
Cash and cash equivalents
Beginning of period	91,019	101,006
End of period	$70,125	$93,811

Supplemental Disclosure of Cash Flow Data:
Non-cash Investing and Financing Activities:
Capitalized stock options in software development costs	—	109

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

In the opinion of management, the unaudited interim consolidated financial statements include all the normal recurring adjustments necessary to present fairly the condensed consolidated financial statements. The results of operations for the three and nine months ended June 30, 2016 were not necessarily indicative of the operating results for the full fiscal year 2016 or any future periods.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products and services are transferred to customers. ASU 2014-09 was originally to be effective for the Company on October 1, 2017. In July 2015, the FASB affirmed a one-year deferral of the effective date of the new revenue standard. The standard will be effective for the Company’s fiscal year beginning October 1, 2018, at which time we may adopt the new standard under either the full retrospective method or the modified retrospective method. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on our consolidated financial statements and has not determined whether the effect will be material.

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

In February 2016, the FASB issued guidance on the recognition and measurement of leases. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance will require modified retrospective application at the beginning of the Company’s first quarter of fiscal 2020, with optional practical expedients, but permits adoption in an earlier period. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance related to stock-based compensation, which changes the accounting for and classification of excess tax benefits and minimum tax withholdings on share-based awards. The guidance becomes effective for the Company at the beginning of its first quarter of fiscal 2018 but permits adoption in an earlier period. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

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

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.	Consolidated Balance Sheet Components

Components of property and equipment, and intangible assets consisted of the following:

Property and Equipment

	As of	As of
	June 30,	September 30,
	2016	2015
	(in thousands)
Computer software and equipment	$9,195	$8,383
Furniture and fixtures	962	673
Leasehold improvements	1,200	875
Software development costs	8,254	6,915
Total property and equipment	19,611	16,846
Less: Accumulated depreciation and amortization	(13,575)	(10,353)
Property and equipment, net	6,036	6,493
Add: Construction in progress	602	1,060
Total property and equipment, net	$6,638	$7,553

Computer equipment acquired under the capital leases is included in property and equipment and consisted of the following:

	As of	As of
	June 30,	September 30,
	2016	2015
	(in thousands)
Computer software and equipment	$777	$793
Less: Accumulated depreciation and amortization	(777)	(791)
Total computer software and equipment, net	$—	$2

Depreciation expense including depreciation of assets under capital leases totaled $1.2 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively, and $3.4 million and $2.8 million for the nine months ended June 30, 2016 and 2015, respectively.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intangible Assets

	Estimated	As of	As of
	Useful Life	June 30,	September 30,
	(in Years)	2016	2015
		(in thousands)
Intangible Assets:
Developed technology	4 - 5 years	$5,313	$2,213
Backlog	3- 5 years	280	100
Non-competition agreement	3 years	100	100
Customer relationships	3 -10 years	4,419	1,019
Trade name	1 years	110	—
Total intangible assets		10,222	3,432
Less: Accumulated amortization		(4,155)	(3,115)
Total intangible assets, net		$6,067	$317

The Company recorded amortization expense related to the acquired intangible assets of $0.4 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and $1.0 million and $0.2 million for the nine months ended June 30, 2016 and 2015, respectively.

Estimated future amortization expense for the intangible assets as of June 30, 2016 is as follows:

2016 (remaining 3 months)	$382
2017	1,257
2018	1,175
2019	1,120
2020 and thereafter	2,133
Total future amortization	$6,067

4.	Goodwill

The goodwill balance as of June 30, 2016, was primarily the result of the business combination disclosed in Note 2 of these unaudited condensed consolidated financial statements. The activity for the nine months ended June 30, 2016 consisted of the following:

Balance as at September 30, 2015	$1,509
Add: Goodwill from acquisition of business	5,430
Balance as at June 30, 2016	$6,939

5.	Fair Value of Financial Instruments

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

The table below sets forth the Company’s cash equivalents as of June 30, 2016 and September 30, 2015, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of June 30, 2016:
Assets:
Cash equivalents:
Money market fund deposits	$59,947	$—	$—	$59,947
Total	$59,947	$—	$—	$59,947
As of September 30, 2015:
Assets:
Cash equivalents:
Money market fund deposits	$45,516	$—	$—	$45,516
U.S. treasury bills	35,000	—	—	35,000
Total	$80,516	$—	$—	$80,516

The Company’s cash equivalents as of June 30, 2016 and September 30, 2015 consisted of money market funds and treasury bills with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of June 30, 2016 and September 30, 2015. As of June 30, 2016 and September 30, 2015, amounts of $10.2 million and $10.5 million, respectively, were held in bank deposits.

6.	Stock-based Compensation

 As of June 30, 2016, 3.7 million shares were available for future stock awards under the Company’s equity plans.  There were no stock options granted during three months and nine months ended June 30, 2016 and 2015, respectively.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the stock option activity and related information under all equity plans:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercised	Contract	Value
	(thousands)	Price	Term (in Years)	(thousands)
Balance at September 30, 2015	1,119	$6.29	4.68	$4,904
Granted	—	—	—
Exercised	(207)	4.08	—
Forfeited	(12)	13.70	—
Expired	(65)	12.70	—
Balance at June 30, 2016	835	$6.25	3.71	$5,935
Options exercisable as of June 30, 2016	823	$6.15	3.67	$5,931
Options vested and expected to vest as of June 30, 2016	835	$6.25	3.71	$5,935

The following table summarizes the Company’s restricted stock units activity under all equity plans:

		Weighted
		Average
	Restricted Stock	Grant Date
	Units Outstanding	Fair Value
	(in thousands)
Balance at September 30, 2015	2,302	$12.32
Granted	1,872	10.64
Vested	(656)	10.45
Forfeited	(485)	11.27
Balance at June 30, 2016	3,033	$11.85

Stock-based Compensation

Stock-based compensation is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of revenues:
License and implementation	$239	$189	$659	$493
SaaS and maintenance	261	208	745	584
Total stock-based compensation in cost of revenue	500	397	1,404	1,077
Operating expenses:
Research and development	401	353	963	947
Sales and marketing	881	899	2,124	2,273
General and administrative	1,847	1,087	4,296	3,115
Total stock-based compensation in operating expense	3,129	2,339	7,383	6,335
Stock-based compensation in operating loss	3,629	2,736	8,787	7,412
Stock-based compensation capitalized as software development cost	—	—	—	109
Total stock-based compensation	$3,629	$2,736	$8,787	$7,521

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.	Income Taxes

The Company recorded an income tax expense of $167,000 and $80,000, representing effective income tax rates of 2% and 1%, for the three months ended June 30, 2016 and 2015, respectively; and $286,000 and $407,000, representing income rates of 1% and 3%, for the nine months ended June 30, 2016 and 2015, respectively. The Company’s effective income-tax rates during these periods differ from the Company’s federal statutory rate of 34% primarily due to permanent differences for stock-based compensation and the impact of state income taxes and foreign tax rate differences, and the Company realized no benefit for current period losses due to maintaining a full valuation allowance against the U.S. and foreign net deferred tax assets.

8.	Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Basic and diluted:
Net loss attributable to common stockholders	$(8,646)	$(5,786)	$(25,355)	$(14,684)
Denominator:
Basic and diluted:
Weighted Average Shares Used in Computing Net Loss per Share Attributable to Common Stockholders	27,573	26,317	27,211	25,837
Net Loss per Share Attributable to Common Stockholders:
Basic and diluted	$(0.31)	$(0.22)	$(0.93)	$(0.57)

The following shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Stock options	609	1,165	757	1,339
Performance-based restricted stock units and restricted stock units	778	763	627	949

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.	Litigation and Contingencies

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

Revenues from External Customers

Revenues from customers outside of the United States were 12% and 6% of total revenues for the three months ended June 30, 2016 and 2015, respectively, and 9% and 7% of total revenues for the nine months ended June 30, 2016 and 2015, respectively.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region:

	As of	As of
	June 30,	September 30,
	2016	2015
	(in thousands)
United States	$5,232	$6,080
India	1,406	1,473
Total property and equipment, net	$6,638	$7,553

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

We derive revenues primarily from the sale of our cloud-based and on premise solutions and related implementation services, as well as maintenance and support and managed support services. We price our solutions based on a number of factors, including revenues under management and number of users. Our license and implementation revenues are comprised of sales of perpetual license and related implementation services, and are recognized over the implementation period, which commences when implementation work begins and typically ranges from a few months to three years. Maintenance and support revenues are recognized ratably over the support period, which is typically one year. SaaS revenues for cloud-based solutions are derived from subscription fees from customers accessing our cloud-based solutions, as well as from associated implementation services, and are recognized ratably over the term of the contract which is typically three years. The actual timing of revenue recognition may vary based on our customers’ implementation requirements and availability of our services personnel.

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

For the three months ended June 30, 2016 and 2015, our total revenues were $27.9 million and $23.6 million, respectively, representing a year-over-year increase of approximately 18%, primarily due to past improvements in sales execution, new product offerings and our acquisition of Channelinsight. As announced on August 8, 2016, we recently experienced challenges impacting execution against our financial plan for our 2016 fiscal year and do not anticipate maintaining this growth rate throughout our 2017 fiscal year.

Key Business Metric

In addition to the measures of financial performance presented in our Condensed Consolidated Financial Statements, we use adjusted EBITDA to evaluate and manage our business. We use this key metric internally to manage our business, and we believe it is useful for investors to compare key financial data from various periods. See “Adjusted EBITDA” below.

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

SaaS and Maintenance

SaaS and maintenance revenues primarily include subscription and related implementation fees from customers accessing our cloud-based solutions and revenues associated with maintenance contracts from license customers. Also included in SaaS and maintenance revenues are other revenues, including revenues related to maintenance and support, managed support services, revenue management as a service, channel data management, training and customer-reimbursed expenses. In previous years, we took several steps and expect to continue our effort to transform our business model in order to increase the percentage of our business from SaaS and maintenance revenues. We believe we have an opportunity to accelerate the shift in our business model to recurring revenues, as we believe the SaaS model is beginning to gain wider acceptance as a delivery model, particularly in the technology sector and with mid-market life science companies. Accordingly, we expect that SaaS and maintenance revenues for the fiscal year 2016 will be higher both in absolute dollars and as a percentage of total revenues than fiscal year 2015 as we continue to acquire new SaaS customers and expand our SaaS offerings within our existing customers.

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

SaaS and Maintenance

Cost of SaaS and maintenance revenues includes those costs related to the implementation of our cloud-based solutions, maintenance and support and managed support services for our on-premise solutions, revenue management as a service, channel data management, training and customer-reimbursed expenses. Cost of SaaS and maintenance revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation, royalty, facility expense, and depreciation related to server equipment and capitalized software, reimbursable expenses, third-party contractors and data center-related expenses. We believe that cost of SaaS and maintenance revenues will continue to increase in absolute dollars as we continue to focus on building infrastructure for our cloud-based solutions.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
License and implementation	$5,119	$8,359	$14,504	$27,781
SaaS and maintenance	22,798	15,251	63,959	40,606
Total revenues	27,917	23,610	78,463	68,387
Cost of Revenues:
License and implementation	3,521	4,020	10,539	11,806
SaaS and maintenance	10,330	6,928	29,580	18,228
Total cost of revenues	13,851	10,948	40,119	30,034
Gross profit	14,066	12,662	38,344	38,353
Operating Expenses:
Research and development	6,190	4,438	17,649	13,178
Sales and marketing	7,982	7,657	23,996	22,254
General and administrative	8,409	6,267	21,773	17,145
Total operating expenses	22,581	18,362	63,418	52,577
Loss from operations	(8,515)	(5,700)	(25,074)	(14,224)
Interest income, net	(14)	—	(28)	(6)
Other (income) expenses, net	(22)	6	23	59
Loss before income taxes	(8,479)	(5,706)	(25,069)	(14,277)
Provision for income taxes	167	80	286	407
Net loss	$(8,646)	$(5,786)	$(25,355)	$(14,684)

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenues

	Three Months Ended June 30,
	2016		2015		Change
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenue:
License and implementation	$5,119	18%	$8,359	35%	$(3,240)	(39)%
SaaS and maintenance	22,798	82	15,251	65	7,547	49
Total revenues	$27,917	100%	$23,610	100%	$4,307	18%

License and Implementation

License and implementation revenues decreased by $3.2 million, or 39% to $5.1 million during the three months ended June 30, 2016 from $8.4 million for the three months ended June 30, 2015. As a percentage of total revenue, license and implementation revenues decreased from 35% to 18%. The decrease in these revenues as a percentage of revenues and in absolute dollars was primarily due to fewer sales of software licenses for our on-premise solutions and related implementation services during the three months ended June 30, 2016, as our business model shifted to focus on sales of our cloud-based solutions in fiscal year 2016.

SaaS and Maintenance

SaaS and maintenance revenues increased by $7.5 million, or 49%, to $22.8 million for the three months ended June 30, 2016 from $15.3 million for the three months ended June 30, 2015. As a percentage of total revenues, SaaS and maintenance revenues increased from 65% to 82%. This increase was primarily driven by an increase in the number of subscription contracts and includes a $6.7 million increase in subscription revenues, a $0.2 million increase in revenue from managed support services, a $0.4 million increase in revenue from sales and marketing intelligence services and a $0.2 million increase in training revenues and customer-reimbursed expenses. We intend to continue to focus on growing our recurring revenue from SaaS and maintenance in future periods.

Cost of Revenues

	Three Months Ended June 30,
	2016		2015		Change
		% of		% of
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
License and implementation	$3,521	69%	$4,020	48%	$(499)	(12)%
SaaS and maintenance	10,330	45	6,928	45	3,402	49
Total cost of revenues	$13,851	50%	$10,948	46%	$2,903	27%

License and Implementation

Cost of license and implementation revenues decreased by $0.5 million, or 12%, to $3.5 million during the three months ended June 30, 2016 from $4.0 million for the three months ended June 30, 2015. As a percentage of license and implementation revenues, cost of license and implementation revenues increased from 48% to 69% during the three months ended June 30, 2016, primarily due to sale of fewer software licenses for our on premise solutions and related implementation services. The revenue recognized during three months ended June 30, 2016 was primarily from the sale of standalone professional services.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased by $3.4 million, or 49%, to $10.3 million during the three months ended June 30, 2016 from $6.9 million for the three months ended June 30, 2015.  However, as a percentage of SaaS and maintenance revenues, cost of SaaS and maintenance revenues was 45%  during the three months ended June 30, 2016 and 2015. The increase in the cost of SaaS and maintenance revenues was primarily driven by an increase in our SaaS and maintenance revenues. This increase in revenues resulted in an increase in personnel and other related costs.

Operating Expenses

	Three Months Ended June 30,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$6,190	$4,438	$1,752	39%
Sales and marketing	7,982	7,657	325	4
General and administrative	8,409	6,267	2,142	34
Total operating expenses	$22,581	$18,362	$4,219	23%

Research and Development

Research and development expenses increased by $1.8 million, or 39%, to $6.2 million during the three months ended June 30, 2016 from $4.4 million for the three months ended June 30, 2015. This increase was primarily due to a $0.6 million increase in employee-related costs due to an increase in headcount, a $0.3 million increase in third party contractors costs, a $0.3 million increase in software license and related costs, a $0.1 million increase in travel costs and a $0.5 million increase in the costs that were capitalized during the third quarter of 2015 in connection with the development of internally developed software.

Sales and Marketing

Sales and marketing expenses increased by $0.3 million, or 4%, to $8.0 million during the three months ended June 30, 2016 from $7.7 million for the three months ended June 30, 2015. This increase was primarily due to a $0.2 million increase in marketing program expense, a $0.1 million increase in in amortization expense, a $0.2 million increase in travel costs, partially offset by a $0.2 million decrease in consulting costs.

General and Administrative

General and administrative expenses increased by $2.1 million, or 34%, to $8.4 million during the three months ended June 30, 2016 from $6.3 million for the three months ended June 30, 2015. The increase was primarily due to a $0.3 million increase in professional fees, a $1.8 million increase in employee related costs due to an increase in headcount and a $0.1 million an increase in travel costs, partially offset by a $0.1 million decrease in facility costs. These increases are in part driven by our channel data management business, which we acquired on October 30, 2015, and the additions to our executive team.

Interest and Other (Income) Expense, Net

	Three Months Ended June 30,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$(14)	$—	$(14)	—%
Other (income) expense, net	$(22)	$6	$(28)	(467)%

Interest income, net, primarily related to interest income earned from our invested cash, net of bank service charges.

Other expenses, net decreased primarily due to foreign currency exchange gain recorded during the three months ended June 30, 2016.

Provision for Income Taxes

	Three Months Ended June 30,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$167	$80	$87	109%

Provision for income taxes is primarily related to the state minimum tax and foreign tax on our profitable foreign operations. The change in income tax provision is primarily due to the change in income related to our foreign operations.

Comparison of the Nine Months Ended June 30, 2016 and 2015

Revenues

	Nine Months Ended June 30,
	2016		2015		Change
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenue:
License and implementation	$14,504	18%	$27,781	41%	$(13,277)	(48)%
SaaS and maintenance	63,959	82	40,606	59	23,353	58
Total revenues	$78,463	100%	$68,387	100%	$10,076	15%

License and Implementation

License and implementation revenues decreased by $13.3 million, or 48% to $14.5 million during the nine months ended June 30, 2016 from $27.8 million for the nine months ended June 30, 2015. As a percentage of total revenue, license and implementation revenues decreased from 41% to 18%. The decrease in these revenues as a percentage of total revenues and in absolute dollars was primarily due to fewer sales of software licenses for our on-premise solutions and related implementation services during the nine months ended June 30, 2016, as our business model shifted to focus on sales of our cloud-based solutions in fiscal year 2016.

SaaS and Maintenance

SaaS and maintenance revenues increased by $23.4 million, or 58% to $64.0 million for the nine months ended June 30, 2016 from $40.6 million for the nine months ended June 30, 2015. The increase in SaaS and maintenance revenues was primarily driven by an increase in the number of subscription contracts and included a $22.0 million increase in our SaaS, maintenance and support, and managed support services revenues, a $1.0 million increase in revenues from RMaaS, a $0.3 million increase in customer reimbursable expenses and a $0.1 million increase in training revenues. We intend to focus on growing our recurring revenue from SaaS and maintenance in future periods and also as a percentage of total revenues.

Cost of Revenues

	Nine Months Ended June 30,
	2016		2015		Change
		% of		% of
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
License and implementation	$10,539	73%	$11,806	42%	$(1,267)	(11)%
SaaS and maintenance	29,580	46	18,228	45	11,352	62
Total cost of revenues	$40,119	51%	$30,034	44%	$10,085	34%

License and Implementation

Cost of license and implementation revenues decreased by approximately $1.3 million, or 11%, to $10.5 million during the nine months ended June 30, 2016 from $11.8 million for the nine months ended June 30, 2015. As a percentage of license and maintenance revenues, cost of license and implementation revenues increased from 42% to 73% during the nine months ended June 30, 2016, primarily due to sale of fewer software licenses for our on-premise solutions and related implementation services. The license and implementation revenues recognized during the nine months ended June 30, 2106, was primarily from sale of standalone professional services.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased by $11.4 million, or 62%, to $29.6 million during the nine months ended June 30, 2016 from $18.2 million for the nine months ended June 30, 2015.  As a percentage of SaaS and maintenance revenues, cost of SaaS and maintenance revenues increased slightly from 45% to 46% during the nine months ended June 30, 2016, as we continued to improve gross margins due to the achievement of operational efficiency in our cloud infrastructure and services. The increase in SaaS and maintenance cost during the period was primarily due to increase in our SaaS and maintenance revenues. This increase in these revenues resulted in an increase in personnel and other related costs.

Operating Expenses

	Nine Months Ended June 30,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$17,649	$13,178	$4,471	34%
Sales and marketing	23,996	22,254	1,742	8
General and administrative	21,773	17,145	4,628	27
Total operating expenses	$63,418	$52,577	$10,841	21%

Research and Development

Research and development expenses increased by $4.5 million, or 34%, to $17.6 million during the nine months ended June 30, 2016 from $13.2 million for the same period in fiscal year 2015. The increase was primarily due to a $1.9 million increase in employee related costs due to an increase in headcount, a $0.8 million increase in consulting costs paid to third party consultants, a $0.6 million increase in software related costs, a $0.2 million increase in travel costs and a $1.0 million increase in the costs that were capitalized in connection with the development of internally-developed software during the nine month ended June 30, 2015.

Sales and Marketing

Sales and marketing expenses increased by $1.7 million, or 8%, to $24.0 million during the nine months ended June 30, 2016 from $22.3 million for the same period in fiscal year 2015. This increase was primarily due to a $1.0 million increase in employee related costs resulting from increased headcount, a $0.3 million increase in marketing related activities, a $0.3 million increase in travel and other costs, and a $0.3 million increase in amortization expense, partially offset by a $0.2 million decrease in consulting costs.

General and Administrative

General and administrative expenses increased by $4.6 million, or 27%, to $21.8 million during the nine months ended June 30, 2016 from $17.1 million for the same period in fiscal year 2015. The increase was due primarily to higher employee related costs of $2.6 million resulting from increased headcount, third party contractor costs of $1.5 million, and facility costs and other costs of $0.3 million mainly due to higher rent for office lease and travel costs of $0.2 million. These increases are in part driven by our channel data management business, which we acquired on October 30, 2015, and the additions to our executive team.

Interest and Other (Income) Expense, Net

	Nine Months Ended June 30,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income, net	$(28)	$(6)	$(22)	367%
Other (income) expense, net	$23	$59	$(36)	(61)%

Interest income, net primarily related to interest income earned from our invested cash, net of bank service charges.

Other (income) expenses, net primarily related to currency fluctuation recorded for our foreign operations.

Provision for Income Taxes

	Nine Months Ended June 30,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$286	$407	$(121)	(30)%

Provision for income taxes is primarily related to the state minimum tax and foreign tax on our profitable foreign operations. The change in income tax provision is primarily due to the change in income related to our foreign operations.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $70.1 million. We believe our current cash and cash equivalents are sufficient to meet our operating cash flow needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts and expansion of our business, and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Cash Flows

	Nine Months Ended June 30,
	2016	2015
Cash flows used in operating activities	$(7,770)	$(5,843)
Cash flows used in investing activities	(15,124)	(3,631)
Cash flows provided by financing activities	2,035	2,300

Cash Flows from Operating Activities

Net cash used in operating activities during the nine months ended June 30, 2016 was primarily the result of our net loss of $25.4 million and $4.3 million change in operating assets and liabilities, partially offset by $13.3 million of non-cash adjustments comprised of $8.8 million in stock-based compensation and $4.4 million in depreciation and amortization. The net change in operating assets and liabilities consisted of a $2.6 million increase in accounts receivable primarily reflective of invoicing in excess of collection during the quarter, a $0.9 million increase in deferred cost of implementation services, a $7.1 million increase in deferred revenue primarily due to timing of amount invoiced and revenue recognized, a $1.9 million increase in other accrued and long term liabilities, a $0.6 million decrease in accrued employee compensation primarily due to payment of bonuses and other employee benefits, and a $0.5 million increase in accounts payable.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended June 30, 2016 was primarily due to cash paid for the acquisition of a business of $12.6 million, $0.9 million associated with capitalization of software development costs and purchases of property and equipment of $1.6 million.

Net cash used in investing activities for the nine months ended June 30, 2015 was primarily due to purchases of property and equipment of $1.7 million and $1.9 million associated with the capitalization of software development costs.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2016 was from the exercises of stock options and purchases made under our employee stock purchase plan.

Net cash provided by financing activities for the nine months ended June 30, 2015 was primarily from the exercises of stock options and purchases made under our employee stock purchase plan.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

•	adjusted EBITDA does not reflect legal expense related to class action lawsuits;
•	adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following tables provide a reconciliation of adjusted EBITDA to net loss:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(8,646)	$(5,786)	$(25,355)	$(14,684)
Adjustments:
Stock-based compensation expense	3,629	2,736	8,787	7,412
Depreciation and amortization	1,546	1,113	4,402	2,996
LeapFrogRx Compensation charges	—	—	—	91
Acquisition and integration related expense	190	—	737	—
Interest income, net	(14)	—	(28)	(6)
Other (income) expenses, net	(22)	6	23	59
Legal expenses	—	853	305	1,095
Provision for income taxes	167	80	286	407
Adjusted EBITDA	$(3,150)	$(998)	$(10,843)	$(2,630)

Adjusted EBITDA was $(3.2) million, $(1.0) million, $(10.8) million and $(2.6) million for the three and nine months ended June 30, 2016 and 2015, respectively.  The increase in our adjusted EBITDA loss for the three and nine months ended June 30, 2016 as compared to the same periods in fiscal year 2015, was primarily due to an increase in personnel and other costs as we continued to hire more employees in order to grow our business. These increases in expenses were partially offset by an increase in total revenues for our SaaS and maintenance business as we acquire new customers.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of June 30, 2016, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events.

ITEM 1A.	Risk Factors

Our operating and financial results are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including the Consolidated Financial Statements and the related notes included elsewhere in this report, before deciding whether to invest in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We have incurred losses in the past, and we may not be profitable in the future.

We have incurred net losses of $25.4 million and $14.7 million for nine months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $128.0 million. We expect that our expenses will increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, continuing to penetrate the technology industry and pursuing selective acquisitions. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs will also increase our expenses in future periods. In the near-term, we do not expect that our revenues will be sufficient to offset these expected increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

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

Our operating results have historically varied from period to period, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to increase sales to and renew agreements with our existing customers;
•	our ability to attract and retain new customers and to improve sales execution;
•	the rate of expansion and productivity of our direct sales force;
•	the timing of our transition from an on-premise to a cloud-based business model;
•	the timing and volume of incremental customer purchases of our cloud-based solutions, which may vary from period to period based on a customer’s needs at a particular time;
•	our ability to successfully expand our business domestically and internationally organically or through acquisitions;
•	our ability to transition effectively to new leadership under a new Chief Executive Officer;
•	the timing of new orders and revenue recognition for new and prior period orders;
•	changes in the competitive landscape of our industry, including mergers or consolidation among our customers or competitors;

•	the complexity of implementations and the scheduling and staffing of the related personnel, each of which can affect the timing and duration of revenue recognition;
•	issues related to changes in customers’ business requirements, project scope, implementations or market needs;
•

the mix of revenues in any particular period between license and implementation, and SaaS and maintenance;the timing of upfront recognition of sales commission expense relative to the deferred recognition of our revenues;

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

•	the amount and timing of our operating expenses and capital expenditures;
•	price competition;disruptions in our relationships with partners;
•	regulatory compliance costs;
•	sales commissions expenses related to large transactions;
•	technical difficulties or interruptions in the delivery of our cloud-based solutions;
•	seasonality or cyclical fluctuations in our industries;
•	future accounting pronouncements or changes in our accounting policies;
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

We must continue to improve our sales execution in order to, among other things, increase the number of our sales opportunities and grow our revenue. We must improve the market awareness of our solutions and expand our relationships with our channel partners in order to increase our revenues. Further, we believe that we must continue to develop our relationships with new and existing customers and partners, and create additional sales opportunities to effectively and efficiently extend our geographic reach and market penetration. Our efforts to improve our sales execution could result in a material increase in our sales and marketing expense and general and administrative expense, and there can be no assurance that such efforts will be successful. While we have made progress in improving our sales execution in past fiscal quarters, sustaining such improvement has been challenging in recent fiscal quarters. If we are unable to significantly improve our sales execution, increase the awareness of solutions, create additional sales opportunities, expand our relationships with channel partners, or effectively manage the costs associated with these efforts, our operating results and financial condition could be materially and adversely affected.

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

The continued growth of our revenues is dependent in part on our ability to expand the use of our solutions by existing customers and attract new customers. Likewise, it is also important that customers using our on premise solutions renew their maintenance agreements and that customers using our cloud-based solutions renew their subscription agreements with us. Our customers have no obligation to renew their agreements after the expiration of the initial term, and there can be no assurance that they will do so. We have had in the past and may in the future have disputes with customers regarding our solutions, which may impact such customers’ decisions to continue to use our solutions and pay for maintenance and support in the future.

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

As part of our business strategy, we have in the past and may in the future make investments in other companies, solutions or technologies to, among other reasons, expand or enhance our product offerings. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If and when we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users or investors. In addition, if we fail to integrate successfully such acquisitions, or the technologies associated with such acquisitions, into our company, the revenues and operating results of the combined company could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. If we incur more debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations.

We depend on our management team and our key sales and development and services personnel, and the loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends on the expertise, efficacy and continued services of our executive officers, who are geographically dispersed. We have in the past and may in the future continue to experience changes in our executive management team resulting from the hiring or departure of executives, which may be disruptive to our business. For example, in February 2016 Edward Sander assumed the role of Chief Executive Officer, and Zack Rinat, our former Chief Executive Officer, assumed the role of Executive Chairman. In addition, in April 2016, we hired a new Senior Vice President, Global Services, and Senior Vice President, Product Marketing, who are tasked with implementing initiatives to expand and enhance our solution delivery and marketing strategy, respectively, and in July 2016, we hired a new Senior Vice President, Human Resources, who is tasked with implementing initiatives to improve recruiting and our organizational health. The impact of hiring new executives, and implementing these initiatives may not be immediately realized. We are also substantially dependent on the continued service of our existing development and services personnel because of their familiarity with the inherent complexities of our solutions.

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

Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the Court of Justice of the European Union ruled in October 2015 that the US-EU Safe Harbor framework was invalid, and the framework’s successor, the US-EU Privacy Shield, while adopted, has been criticized and may be challenged. Furthermore, federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy. Industry organizations also regularly adopt and advocate for new standards in this area. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including but not limited to, the Data Protection Directive (Directive) established in the European Union and data protection legislation of the individual member states subject to the Directive. The Directive will be replaced starting in 2018 with the recently adopted European General Data Protection Regulation, which will impose additional obligations and risks upon our business. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us.

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

Date: August 9, 2016

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