Form 10-K
period 2016-09-30
MODEL N, INC.
filed 2016-11-18
CIK 1118417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $10.77 per share of the registrant’s common stock as reported by the New York Stock Exchange, was approximately $234 million. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of November 11, 2016 was 27,895,203 shares.

Documents Incorporated by Reference

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2017. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended September 30, 2016.

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

Overview

Model N is a leader in Revenue Management solutions for life science and technology companies. Driving mission critical business processes such as configure, price and quote (CPQ), rebates management and regulatory compliance, our solutions transform the revenue lifecycle from a series of disjointed operations into a strategic end-to-end process.  With deep industry expertise, we support the unique business needs of the world’s leading brands in life science and technology across tens of thousands of users located in more than 120 countries. A representative list of our customers based on our total revenues for the fiscal year ended September 30, 2016 includes Allergan, Amgen, Boston Scientific, Bristol-Myers Squibb, Boehringer Ingelheim, Johnson & Johnson and Merck in life science, and our technology customers include Intel, Fairchild, Maxim and ST Micro.

Many companies, in particular in the life science and technology industries experience a gap between the strategic importance of revenue management and the current state of their revenue management processes. Historically, companies tended to rely on a disjointed patchwork of manual processes, spreadsheets, point applications and legacy systems to manage their revenue processes. These processes and systems operate in isolation from one another and are labor intensive, error prone, inflexible and are costly, often resulting in missed revenue opportunities, suboptimal margins and increased revenue compliance risk. Current industry trends, including shortening product lifecycles, tightening compliance and regulatory controls, increasing channel complexity and growing volumes of transactional data are causing these outdated processes and legacy systems to become increasingly ineffective.

Our expertise in revenue management cloud solutions for the life science and technology industries has enabled us to develop applications designed to meet the unique, strategic needs of these industries, such as managed care and government pricing for life science companies and channel incentives based on design wins, for technology companies. Our solutions are also applicable to companies in industries that sell complicated configurations of products, such as in manufacturing, and to those that sell a complex combination of products and services, such as in financial services.

Our solutions include several complementary suites of software applications:

•

Revenue Enterprise Cloud (REC)—a broad set of transactional applications that serve as a system of record for, and automate the execution of, revenue management processes such as pricing, contracting, compliance, and incentive and rebate management. Specific products include Price Management, Deal Management, Contract Management, Incentive and Rebate Management and Regulatory Compliance Management applications, which can be purchased together as a suite or as separate applications.

•

Revenue Intelligence Cloud (RIC)—a broad set of business intelligence applications that provide the analytical tools to define and optimize revenue management strategies. Specific products include Price Analytics, Brand and Payer Analytics, Channel Analytics, Deal Analytics, and Global Pricing Market Analytics, which can be purchased together as a suite or as separate applications.

•

Revvy Revenue Management (Revvy)—a broad set of multi-tenant cloud applications natively built on the Salesforce1 platform from Salesforce®.  The Revvy solutions provide customers with predictable pricing, elastic infrastructure, and ease of implementation. Our partnership with Salesforce presents us with an opportunity to combine customer relationship management (CRM), with focus on the Lead-to-Cash process, with our Revenue Management solutions. Revvy delivers vertical-specific applications to the pharmaceutical, manufacturing, medical devices, and semiconductor and component manufacturing industries. Specific products include Configure, Price and Quote (CPQ), Global Pricing Management (GPM), Contract Lifecycle Management (CLM), Rebates Management and Customer Relationship Management.

These applications can be configured to meet the specific needs of an enterprise and enable it to maximize:

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

Our customer deployments range from individual applications to our complete suites. Our on premise implementations are typically purchased through perpetual licenses with related implementation services typically including ongoing maintenance and application support. We recognize revenues from the sale of our licenses and related implementation services on a percentage-of-completion basis over the expected implementation period. We have taken several steps to transform our business model in order to increase the percentage of our business coming from Software as a Service (SaaS) and maintenance revenues (our recurring revenues).  The Revenue Enterprise Cloud and Revenue Intelligence Cloud suites are available to customers both through the cloud and on-premise. The Revvy solutions are available only through the cloud with a subscription. We believe we have accelerated the shift in our business model to recurring revenues, as cloud-based software delivery gained wider acceptance in general and in particular in the life science and technology industries.  In our SaaS arrangements where subscription fees and implementation services have a standalone value, we allocate revenue to each element in the arrangement based on a selling price hierarchy. The consideration allocated to subscription fees is recognized as revenue ratably over the term of the contract. The consideration allocated to implementation services is recognized as revenue as services are delivered.

Overview of the Life Science and Technology Industries

The life science and technology industries are large and highly fragmented. Companies in both industries market their products to a global customer base through diverse channels. Significant costs are required to launch a drug to the market globally. Regulatory pressures, consolidation, and other factors in these industries continue to drive significant focus on revenue management.

Management of the revenue lifecycle is a strategic imperative and source of competitive advantage for life science and technology companies as they address increasingly globalized markets, sophisticated buyers, complex channels and expanding volumes of data from internal and market sources.

Several trends specific to these industries further complicate revenue management.

Life Science:

•	the emergence of large group purchasing, managed care organizations and integrated healthcare delivery networks drive increased pricing pressure, contract volume and complexity;
•	increased customer and channel incentives and rebates result in the increased risk of extending unearned discounts and the overpayment of rebates;
•	shift of purchasing influence from physicians to economic buyers makes price and commercial terms key decision making factors;
•	increased spending on healthcare by governments instead of commercial entities adds further regulatory oversight to transactions; and
•	increased scope of government mandates, frequency of regulatory reporting and audits, and fines, all of which increase administrative burden and monitoring costs.

Technology:

•	shortened product lifecycles drive rapid pricing changes and require quick responses to quotes and competitive bidding;
•	increased number of core technology products sold into different end markets with segment-specific pricing;
•	cyclicality and rising R&D costs are contributing to a focus on maximizing sell time, margins and revenues;
•	increased complexity of multi-tiered global distribution channels, which intensify channel conflict and price erosion;
•	changing financial reporting requirements due to channel complexity; and
•	increased use of off-invoice discounting to offset upfront discounts and mask end-customer pricing result in a lack of price transparency that can erode gross margins.

Challenges to Effective Revenue Management

Traditionally, companies addressed revenue management through a patchwork of manual processes and inflexible and costly custom solutions. This outdated approach to revenue management impedes the ability of companies to respond to changing market conditions, preventing them from maximizing revenue and increasing their revenue compliance risk. Critical challenges include:

•

Incomplete and unreliable information for key strategic decisions.  Legacy manual processes and systems used to manage the revenue lifecycle creates silos of data cause companies to make strategic marketing, pricing and resource allocation decisions that are often based on incomplete or inaccurate information. As a result, revenue strategies can be suboptimal, budgets may be misallocated, and sales and marketing efforts can fail to positively impact revenues.

•

Revenue leakage due to inadequate contract management and enforcement. Customer-tailored contracts with complex pricing and commercial terms are common in many industries, in particular life science and technology. When the commercial terms of these contracts are not automated and monitored systematically, deviations from contract pricing can occur, volume commitments can be missed, unearned discounts may be given, and revenue can be lost.

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

•

Strategic partnerships. We have established a strategic partnership with Salesforce, a leading provider of CRM and lead-to-cash solutions. We believe this partnership will provide the opportunity to offer our Revvy and certain other solutions to many companies of all sizes in various industries.

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

•

Expanding our customer base. We believe the global market for revenue management solutions is large and underserved, and we intend to continue to make investments to drive awareness and adoption of revenue management solutions in our target industries. We intend to continue to aggressively pursue new customers by targeting senior level decision-makers  and highlighting the strategic benefits of integrated revenue management.

•

Introducing new applications and enhancing existing solutions. We have a long history of product innovation which has driven the development of both industry specific and horizontally applicable applications across our several complementary product suites. We have a number of new products under development as well as continued innovations to our existing products. We intend to continue to develop innovative products and expand platform capabilities and functionality to meet the evolving needs of the market.

•

Expanding through the cloud. We intend to expand our customer base through continued development and deployment of our cloud-based solutions. Our cloud-based solutions significantly reduce the time and cost of implementing our revenue management solutions and, when combined with our subscription sales model, provide cost-effective, end-to-end revenue management suite.

•

Expanding within the technology industry. Our first customer in the technology industry was in the semiconductor vertical and we subsequently expanded into other technology verticals such as consumer electronics and software. We plan to continue to expand into these and adjacent technology markets, including by continuing to leverage our channel data management offering.

•

Expanding in the pharmaceutical industry with Global Pricing Management.  A highly unoptimized area  of  pharmaceutical market  is  pricing and product launch decisions that  satisfy regulatory reporting requirements across countries. This can be enabled by analyzing internal and external pricing data in a timely manner and by fostering efficient and proactive global pricing collaboration. Our applications to enable the pricing stakeholders to connect globally in real time and around a common global pricing repository, including prices and price structures, expected price events and global pricing market rules.

•

Expanding into new geographies. We will evaluate taking our solutions to new geographies. We intend to evaluate markets in the Asia-Pacific region, such as Japan, as well as other markets where our life science, technology, and other solutions are in demand.

Products

We provide solutions that span the organizational and operational boundaries of functions such as sales, marketing and finance, and serve as a system of record for key revenue management processes including pricing, contracts, rebates, incentives, channel management, and regulatory compliance. Our application suites are purpose-built for the life science and technology industries and are designed to work with enterprise resource planning (ERP) and customer relationship management (CRM) applications that do not typically provide revenue management capabilities. Our solutions enable real-time pricing, contract management, vertical sales management (such as for the semiconductor industry), and channel incentives management, including rebates, incentives and regulatory compliance. Our application suites are comprised of several applications, which are integrated to work together but which may be deployed individually. For example, when deployed as an interconnected suite, our applications allow prices that are set up in the price management process to flow into the quoting process. Similarly, closed deals are captured in contract management and can be synchronized with ERP systems and into regulatory reporting as required by government agencies. Our solutions provide critical data that is typically not available in either CRM or ERP systems, such as prices, quotes, contracts, incentives and rebate claims. Our applications can also provide customers predictive revenue insight optimization of sales and marketing investments and offers, as well as and customer profitability intelligence.

Revenue Enterprise Cloud—a suite of enterprise applications designed to automate end-to-end revenue management processes including:

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

•

Brand Strategy. Identify and pinpoint drivers of brand performance that influence market demand to optimize sales and marketing spend at national and regional levels from product launch to sunset with insights from internal and external syndicated data providing meaningful insights into customer behavior and competitive dynamics. Marketing and brand managers can leverage these advanced analytics capabilities to validate their sales forecasts and gain insights into how formulary status or other payer and physician dynamics affect brand performance at a regional level. Sales personnel receive actionable targeting guidance and performance against plans in order to optimize their sales efforts.

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

Revvy Revenue Management —a suite of multi-tenant, software-as-a-service (SaaS) applications built on the Salesforce1 Platform designed to automate the Revenue Management lifecycle including:

•

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

•

Global Pricing Management (GPM): Optimize pricing and product launch decisions and satisfy regulatory reporting requirements across countries by analyzing internal and external pricing data in a timely manner and by fostering efficient and proactive global pricing collaboration. This application connects pricing stakeholders globally in real time and around a common global pricing repository, which includes prices and price structures, expected price events and international reference pricing rules.

•

Customer Relationship Management (CRM): Provides sales management a consolidated view of their sales funnel with analytical capabilities to assess funnel trends overall and  by customers, products, geographies, or people. This application delivers a 360 view of customer accounts such that sales representatives have full visibility into account information that will help them drive customer adoption.  This application also provides powerful solution selling capabilities that allow sales representatives to maximize socket wins. This feature is also very relevant for new sales representatives or post-acquisitions when selling a consolidated portfolio.

•

Contract Lifecycle Management (CLM): Enables organizations to create and manage all types of sell-side contracts in one place including service contracts, sales contracts, NDAs, statements of work, and more. The solution enables users to create and manage contracts directly from within Salesforce® or Microsoft Word® with complete visibility and control of the entire contract lifecycle. Capabilities include the ability to define and configure contract lifecycles, template and clause libraries, and the ability to redline documents directly in Microsoft Word.

•

Rebates Management: Simplifies rebate and channel incentive administration to help align partners and customers with their goals. The solution enables companies to make strategic decisions with their rebate and channel incentives, define rebate programs, track and calculate rebate earnings and accruals on transactions, point-of-sale, inventory, or any data set, and provide visibility across the organization. With this application, companies can enhance the performance of their channel, distributors, partners and customers to deliver greater sales growth.

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

The Revvy suite is built on the Salesforce1 Platform with engines built using industry standards such as Node.js. These technologies enable us to offer our customers cloud-based applications through desktop, tablet, and mobile devices including smart phones running iOS and Android.

Our technology platform has allowed us to quickly develop new applications, features and functionalities. We believe that the platform is configured to meet the needs of broad horizontal markets as well as specific vertical markets and, within each instance, to meet the specific needs of each of our customers. The flexibility of the technology platform has also allowed us to add mobile device support and deploy cloud-based solutions in a rapid and efficient manner, and we believe it will enable us to continue to add new capabilities in the future.

Our technology is designed specifically to handle the complex calculations and massive data sets associated with revenue management processes typical in the life science and technology industries. With the expansion of global deployments, scalability has also been a key requirement of our customers and has been a focus for us across all of the layers of our application suites.

Our solutions have been designed to ensure high reliability, strong security and the technology platform includes a comprehensive set of built-in features and management tools to allow optimal and continuous operation. The Revenue Enterprise Cloud and Revenue Intelligence Cloud suites are available to customers both through the cloud and on premise.  The Revvy suite is available only through the cloud.  We operate a reliable architecture designed to reduce the risk associated with infrastructure outages, improve system scalability and security, and allow for flexibility in deployment. The environment for our cloud-based solutions is secure and is designed to provide high availability with disaster recovery capabilities. Our cloud-based solutions are primarily operated through  third-party data centers located in Colorado, Missouri, Texas, and Massachusetts and through Amazon Web Services.

Services and Customer Support

Leveraging deep industry and subject matter expertise, we offer a comprehensive set of services to assist our customers through the full lifecycle of new business transformations or upgrades of existing solutions. We help our customers define, implement and support or manage our solutions. We provide implementation services, managed services and strategic services both on and off-shore, as described below.

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

In addition, we have cultivated relationships to promote and assist with the implementation of our solutions with consulting firms, including industry specialists such as HighPoint Solutions, LLC. While we do not maintain formal contractual relationships with these firms that require them to promote our solutions to their clients, we work with them for implementation and other professional services projects. As a result, these firms have expertise in our technologies and best practices and have invested in building out their practice areas with our revenue management solutions.

We deploy our resources globally through offices located in the United States, India, the United Kingdom and Switzerland.

Customers

We market and sell our solutions to customers in life sciences, technology, manufacturing, and other industries.  As of September 30, 2016, we had 122 customers across all industries.  For the fiscal year ended September 30, 2016, revenues from our life science and technology customers accounted for approximately 78% and 22% of our total revenues, respectively. Our customers range in size from the largest multi-national corporations to smaller companies. Our customers represent a range of sub-verticals within the larger life sciences and technology industries, including biotechnology, pharmaceutical, medical device, semiconductor, electronic component, consumer electronics and software.

We pursue close, long-term relationships with our customers because we believe strong customer relationships are the key to our success. Our agreements with our on premise customers typically provide for the purchase of a perpetual license to the software and related implementation services. A majority of these implementation services are determined at the initial purchase of the software. Customers can order additional implementation services pursuant to additional statements of work on a project by project basis, but they do not have any obligation for future purchases beyond what is agreed to in the initial contract or statement of work. Customers also purchase, at their discretion, maintenance and support services on an annual basis. Customers of our SaaS offerings enter into a subscription agreement that provides for a subscription to our applications as well as related implementation services for a specified term. We sell to multiple divisions within our customers’ organizations, which have the ability to independently purchase solutions and services directly. However, we treat multiple divisions as a single customer to the extent they are part of a single organization. During the fiscal year ended September 30, 2016, no customer accounted for more than 10% of our total revenues. During the fiscal year ended September 2015 and 2014, one customer, Johnson & Johnson, accounted for approximately 11% and 15% of our total revenues.

Sales and Marketing

Our sales and marketing teams are focused on expanding relationships with existing customers and adding new customers. We primarily target large and mid-sized organizations worldwide through our direct sales force. Our sales and marketing programs are also organized by geographic region. We have historically focused our sales efforts in the United States and Western Europe, but we believe markets outside of these regions offer a significant opportunity for growth and we intend to make additional investments in sales and marketing to expand in these markets. We augment our sales professionals with solutions engineers and industry domain experts via our Center of Excellence. These professionals work closely with prospective customers during the sales process. Our marketing team supports sales with demand generation, competitive analysis and sales tools, and contributes to the sales process through lead generation, brand building, industry analyst relations, public relations and industry research.

Our sales and marketing efforts are tailored to communicate effectively to senior executives at all relevant organizations and especially in our target industries. We believe our industry expertise enables a better understanding of our customers’ unique needs, including the specialized business requirements of industry segments, such as pharmaceutical, biotechnology, medical device, semiconductor, consumer electronics, manufacturing and software. As a result, we believe we are able to engage our customers during the sales process using quantitative and qualitative benchmarks built on a combination of comparative data from our customers and from surveys of these industries.

We host an annual customer conference, Rainmaker, which plays a significant role in driving sales of our solutions. Customers are invited both as attendees and participants to deliver sessions relevant to the interests and practices of the life science and technology industries. We also invite potential customers to this conference in order to leverage our strong customer relationships to accelerate sales cycles. In addition, Rainmaker provides a forum to build our eco-system of strategic partner relationships, offering partners the opportunity to work closely with our sales force on joint sales pursuits.

Research and Development

Our reputation benefits from our continuous commitment to research and development and our ability to make timely introductions of new products, technologies, features and functionality. Our research and development organization is responsible for the definition, design, development, testing, certification and ongoing maintenance of our applications. Our research and development expenses were $23.7 million, $17.9 million, and $18.7 million in the fiscal years ended September 30, 2016, 2015, and 2014, respectively. We also capitalized $1.1 million, $2.5 million and $0.4 million of software development costs in the fiscal years ended September 30, 2016, 2015, and 2014, respectively, related to the development of certain additional software as a service offering that will only be offered through the cloud. These capitalized costs include all direct employee related costs. Our efforts are focused on developing new applications and technologies and further enhancing the functionality, reliability, performance and flexibility of existing solutions. When considering improvements and enhancements to our applications, we communicate with our customers and partners who provide significant feedback for product development and innovation. We focus our efforts on anticipating customer demand and bringing our new solutions and enhancements of existing solutions to market through a seasonal release schedule (Spring, Summer, and Winter) in order to remain competitive in the marketplace. We also closely monitor the changes in business environment and regulations in our target industries, particularly in life science, where quick deliveries of updates to our applications are critical to allowing our customers to remain in compliance with government regulations.

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

As of September 30, 2016, our research and development team consisted of 262 full-time employees globally.

Competition

The market for revenue management solutions is highly competitive, fragmented and subject to rapid changes in technology. We face competition from spreadsheet-assisted manual processes, internally developed solutions, large integrated systems vendors, providers of business process outsourcing services, horizontal revenue management solutions and smaller companies that offer point solutions. Companies lacking information technology (IT) resources often resort to spreadsheet-assisted manual processes or personal database applications. In addition, some potential customers, particularly large enterprises, may elect to develop their own internal solutions, including custom-built solutions that are designed to support the needs of a single organization. Companies with large investments in ERP or CRM applications, which do not typically provide revenue management capabilities, may extend these horizontal applications with customizations or point solution applications in order to address single or a small set of revenue management sub processes or drivers. Common horizontal applications that customers attempt to configure for this purpose in the life science and technology industries include large integrated systems vendors like SAP AG and Oracle Corporation. We also encounter competition from small independent companies, which compete on the basis of price, unique product features or functions and custom developments.

We believe we compete based primarily on the following factors:

•	industry expertise;
•	comprehensiveness of solution;
•	reliability, scalability and performance;
•	access to prospective customers through strategic partnerships;
•	global system and support capabilities; and
•	industry brand, reputation and customer base.

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

Intellectual Property

We rely upon a combination of copyright, trade secret, trademark and, to a lesser extent, patent laws, and we also rely on contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. As of September 30, 2016, we had five U.S. patent applications, one international patent application, and five issued patents expiring between 2023 and 2034. We have a number of registered and unregistered trademarks. We maintain a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and to control access to our software, documentation and other proprietary information. We also believe that factors resulting from our length of presence in the market and significant research and development investments, such as our deep expertise in life science and technology revenue management practices, the ability of our solutions to handle the complexities of revenue management processes, the technological and creative skills of our personnel, the creation of new features and functionality and frequent enhancements to our solutions are essential to establishing and maintaining our technology leadership position.

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

Employees

As of September 30, 2016, we employed 814 people, including 369 in services and customer support, 262 in research and development, 119 in sales and marketing and 64 in a general and administrative capacity. As of such date, we had 405 employees in the United States and 409 employees in international locations. We also engage a number of temporary employees and consultants. None of our employees are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

Geographic Information

See Note 10 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

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

We have incurred net losses of $33.1 million and $19.6 million for fiscal year ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $135.7 million. We expect that our expenses will increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, continuing to penetrate the technology industry and pursuing selective acquisitions. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs will also increase our expenses in future periods. In the near-term, we do not expect that our revenues will be sufficient to offset these expected increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

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

Our operating results have historically varied from period to period, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to increase sales to and renew agreements with our existing customers;
•	our ability to expand and improve the productivity of our direct sales force;
•	our ability to attract and retain new customers and to improve sales execution;
•	our ability to transition effectively to new leadership under a new Chief Executive Officer;
•	the continued ability to transition from an on-premise to a cloud-based business model;
•	the timing and volume of incremental customer purchases of our cloud-based solutions, which may vary from period to period based on a customer’s needs at a particular time;
•	our ability to successfully expand our business domestically and internationally organically or through acquisitions;
•	disruptions in our relationships with partners;
•	the timing of new orders and revenue recognition for new and prior period orders;
•	changes in the competitive landscape of our industry, including mergers or consolidation among our customers or competitors;
•	the complexity of implementations and the scheduling and staffing of the related personnel, each of which can affect the timing and duration of revenue recognition;
•	issues related to changes in customers’ business requirements, project scope, implementations or market needs;
•	the mix of revenues in any particular period between license and implementation, and SaaS and maintenance;
•	the timing of upfront recognition of sales commission expense relative to the deferred recognition of our revenues;
•	the timing of recognition of payment of royalties;
•	the timing of our annual payment and recognition of employee non-equity incentive and bonus payments;
•	the budgeting cycles and purchasing practices of customers;
•	changes in customer requirements or market needs;
•	delays or reductions in information technology spending and resulting variability in customer orders from quarter to quarter;
•	delays or difficulties encountered during customer implementations, including customer requests for changes to the implementation schedule;
•	the timing and success of new product or service introductions by us or our competitors;
•	the amount and timing of any customer refunds or credits;
•	our ability to accurately estimate the costs associated with any fixed bid projects;
•	deferral of orders from customers in anticipation of new solutions or solution enhancements announced by us or our competitors;
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

We must improve our sales execution in order to, among other things, increase the number of our sales opportunities and grow our revenue. We must improve the market awareness of our solutions and expand our relationships with our channel partners in order to increase our revenues. Further, we believe that we must continue to develop our relationships with new and existing customers and partners, and create additional sales opportunities to effectively and efficiently extend our geographic reach and market penetration. Our efforts to improve our sales execution could result in a material increase in our sales and marketing expense and general and administrative expense, and there can be no assurance that such efforts will be successful. We have experienced challenges in sales execution in recent fiscal quarters, and if we are unable to significantly improve our sales execution, increase the awareness of solutions, create additional sales opportunities, expand our relationships with channel partners, leverage our relationship with strategic partners, such as Salesforce, or effectively manage the costs associated with these efforts, our operating results and financial condition could be materially and adversely affected.

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

Our success depends on the expertise, efficacy and continued services of our executive officers, who are geographically dispersed. We have in the past and may in the future continue to experience changes in our executive management team resulting from the hiring or departure of executives, which may be disruptive to our business. For example, in November 2016, Zack Rinat re-assumed the role of Chief Executive Officer on an interim basis to replace Edward Sander who left the company. In addition, in April 2016, we hired a new Senior Vice President, Global Services, and Senior Vice President, Product Marketing, who are tasked with implementing initiatives to expand and enhance our solution delivery and marketing strategy, respectively, and in July 2016, we hired a new Senior Vice President, Human Resources, who is tasked with implementing initiatives to improve recruiting and our organizational health. The impact of hiring new executives and implementing these initiatives may not be immediately realized. We are also substantially dependent on the continued service of our existing development and services personnel because of their familiarity with the inherent complexities of our solutions.

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

A substantial portion of our total revenues in any given period may come from a relatively small number of customers. As of September 30, 2016, we had 122 customers. Although our largest customers typically change from period to period, for the fiscal year ended September 30, 2016, our 15 largest customers accounted for more than 58% of our total revenues, but no customer accounted for more than 10% of our total revenues in 2016. We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our total revenues for the foreseeable future. The loss of any of our significant customers or groups of customers for any reason, or a change of relationship with any of our key customers may cause a significant decrease in our total revenues.

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

The implementation and testing of our solutions typically range from a few months to up to eighteen months, and unexpected implementation delays and difficulties can occur. Implementing our solutions typically involves integration with our customers’ systems, as well as adding their data to our system. This can be complex, time-consuming and expensive for our customers and can result in delays in the implementation and deployment of our solutions. The lengthy and variable implementation cycle may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from period to period.

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

The contracts under which we perform most of our implementation services may have a term typically ranging between a few months to up to eighteen months and are on a time and materials basis and may be terminated by the customer at any time. If an implementation project is terminated sooner than we anticipated or a portion of the implementation is delayed, we would lose the anticipated revenues that we might not be able to replace or it may take significant time to replace the lost revenues with other work or we may be unable to eliminate the associated costs. Consequently, we may recognize fewer revenues than we anticipated or incur unnecessary costs, and our results of operations in subsequent periods could be materially lower than expected.

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

The market for cloud-based solutions is at an early stage of acceptance relative to on premise solutions, and if it does not develop or develops more slowly than we expect, our business could be harmed.

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

We currently operate our cloud-based solutions primarily through third party  data centers and through Amazon Web Services. We do not control the operation of these facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions, which would have a serious adverse impact on our business. Additionally, our data center agreements are of limited duration, subject to early termination rights in certain circumstances, may include inadequate indemnification and liability provisions, and the providers of our data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all.

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

Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the Court of Justice of the European Union ruled in October 2015 that the US-EU Safe Harbor framework was invalid, and the framework’s successor, the US-EU Privacy Shield, while adopted, has been criticized and challenged by multiple privacy advocacy groups. Furthermore, federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy. Industry organizations also regularly adopt and advocate for new standards in this area. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including but not limited to, the Data Protection Directive (Directive) established in the European Union and data protection legislation of the individual member states subject to the Directive. The Directive will be replaced starting in 2018 with the recently adopted European General Data Protection Regulation, which will impose additional obligations and risks upon our business. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually applies to us.

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

The market in which we participate is highly competitive, and if we do not compete effectively, our operating results could be harmed.

The market for revenue management solutions is highly competitive, fragmented and subject to rapid changes in technology. We face competition from spreadsheet-assisted manual processes, internally developed solutions, large integrated systems vendors, providers of business process outsourcing services and smaller companies that offer point solutions.

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

We have significant international operations, including in emerging markets such as India, and we are continuing to expand our international operations as part of our growth strategy. As of September 30, 2016, approximately 48% of our total employees were located in India, where we conduct a portion of our research and development activities, implementation services and support services. Our current international operations and our plans to expand our international operations have placed, and will continue to place, a strain on our employees, management systems and other resources.

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

The success of our business and the ability to compete depend in part upon our ability to protect and enforce our patents, trade secrets, trademarks, copyrights and other intellectual property rights. We primarily rely on patent, copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate or we may be unable to secure intellectual property protection for all of our solutions. Any of our copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Competitors may independently develop technologies or solutions that are substantially equivalent or superior to our solutions or that inappropriately incorporate our proprietary technology into their solutions. Competitors may hire our former employees who may misappropriate our proprietary technology or misuse our confidential information. Although we rely in part upon confidentiality agreements with our employees, consultants and other third parties to protect our trade secrets and other confidential information, those agreements may not effectively prevent disclosure of trade secrets and other confidential information and may not provide an adequate remedy in the event of misappropriation of trade secrets or unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and confidential information, and in such cases we could not assert any trade secret rights against such parties.

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

Generally accepted accounting principles in the United States (U.S. GAAP) is subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We will be required to implement this guidance in the first quarter of our fiscal year 2019. We have not yet determined the effect of the standard on our ongoing financial reporting. Any difficulties in implementing this guidance could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Additionally, the implementation of this guidance or a change in other principles or interpretations could have a significant effect on our financial results, and could affect the reporting of transactions completed before the announcement of a change.

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

We incur significant costs and devote substantial management time as a result of operating as a public company, which may increase when we are no longer an “emerging growth company.”

As a public company, we incur significant legal, accounting and other expenses. For example, we are required to comply with the requirements of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) and the Dodd Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Despite reform made possible by the Jumpstart Our Business Startups Act (JOBS Act), which allows us to take advantage of certain exemptions from various reporting requirements as long as we remain an “emerging growth company,” compliance with these requirements  results in legal and financial compliance costs and make some activities more time consuming.

Additionally, as of September 30, 2018, we will no longer be an emerging growth company and will need to comply with additional disclosure and reporting requirements, including an attestation report on internal control over financial reporting as of September 30, 2018 issued by our independent registered public accounting firm. We will also be required to include additional information regarding executive compensation in our 2019 proxy statement and hold a nonbinding advisory vote on executive compensation at our 2019 annual meeting of stockholders. These additional reporting requirements may increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to these public company requirements.

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

Our corporate headquarters are located in Redwood City, California, and consist of approximately 34,600 square feet of space under a lease that expires in December 2017. Our cloud-based solutions are operated through third-party data centers located in Colorado, Missouri, Texas and Massachusetts and through Amazon Web Services.

We have additional U.S. offices in California, Colorado, Illinois, Massachusetts and New Jersey. We also have offices in international locations in India, Switzerland and the United Kingdom. We believe our facilities are adequate for our current needs and for the foreseeable future; however, we will continue to seek additional space as needed to accommodate our growth. See Note 6 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Payment Obligations” for information regarding our lease obligations.

ITEM 3.	Legal Proceedings

We are not currently a party to any pending material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm and other factors.

ITEM 4.	Mine Safety Disclosure

Not applicable

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Model N common stock is traded on the New York Stock Exchange under the symbol “MODN”. The high and low sales prices per share of common stock for each of the quarters in the last two fiscal years were as follows:

	Fiscal Year 2016		Fiscal Year 2015
	High	Low	High	Low
Fiscal Quarter	$11.84	$9.76	$11.34	$8.77
Second Quarter	$11.33	$9.19	$12.57	$10.30
Third Quarter	$13.98	$10.24	$12.70	$10.98
Fourth Quarter	$13.87	$9.75	$12.24	$9.75

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

Stockholders

As of November 11, 2016, there were 97 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2017 (Proxy Statement). See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer Index. The chart assumes $100 was invested at the close of market on March 20, 2013 (the first day our common stock began trading publicly on the NYSE), in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends.

	3/20/2013	3/31/2013	6/30/2013	9/30/2013
Model N	$ 100.00	$ 127.87	$ 150.71	$ 63.87
NASDAQ Composite Index	$ 100.00	$ 100.41	$ 104.58	$ 115.90
NASDAQ Computer Index	$ 100.00	$ 99.28	$ 101.16	$ 112.32

	12/31/2013	3/31/2014	6/30/2014	9/30/2014
Model N	$ 76.06	$ 65.23	$ 71.29	$ 63.61
NASDAQ Composite Index	$ 128.34	$ 129.03	$ 135.46	$ 138.08
NASDAQ Computer Index	$ 128.13	$ 130.12	$ 140.68	$ 147.67

	12/31/2014	3/31/2015	6/30/2015	9/30/2015
Model N	$ 68.52	$ 77.16	$ 76.84	$ 64.58
NASDAQ Composite Index	$ 145.54	$ 150.60	$ 153.24	$ 141.98
NASDAQ Computer Index	$ 153.60	$ 155.57	$ 155.89	$ 148.06

	12/31/2015	3/31/2016	6/30/2016	9/30/2016
Model N	$ 72.00	$ 69.48	$ 86.13	$ 71.68
NASDAQ Composite Index	$ 153.88	$ 149.65	$ 148.81	$ 163.24
NASDAQ Computer Index	$ 163.19	$ 164.59	$ 158.09	$ 181.12

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

The consolidated statement of operations data for the fiscal years ended September 30, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of September 30, 2016 and 2015 are derived from our audited consolidated financial statements included in this Form 10-K. The consolidated statement of operations data for fiscal years ended September 30, 2013 and 2012, and the selected consolidated balance sheet data as of September 30, 2014, 2013 and 2012 are derived from audited consolidated financial statements that are not included in the Form 10-K. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

	Fiscal Years Ended September 30,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License and implementation	$20,579	$36,172	$35,333	$59,134	$49,756
SaaS and maintenance	86,392	57,596	46,423	42,770	34,502
Total revenues	106,971	93,768	81,756	101,904	84,258
Cost of Revenues:
License and implementation	12,976	15,555	16,652	26,832	22,483
SaaS and maintenance	40,717	26,014	21,092	19,350	18,053
Total cost of revenues	53,693	41,569	37,744	46,182	40,536
Gross profit	53,278	52,199	44,012	55,722	43,722
Operating Expenses:
Research and development	23,706	17,906	18,710	16,772	17,695
Sales and marketing	32,261	30,300	25,998	21,144	19,640
General and administrative	30,051	23,132	19,671	16,063	10,584
Restructuring	—	—	26	1,215	—
Total operating expenses	86,018	71,338	64,405	55,194	47,919
(Loss) income from operations	(32,740)	(19,139)	(20,393)	528	(4,197)
Interest (income) expense, net	(50)	(6)	(12)	357	655
Other (income) expenses, net	86	(22)	116	658	540
Loss before income taxes	(32,776)	(19,111)	(20,497)	(487)	(5,392)
Provision for income taxes	335	528	384	439	301
Net loss	$(33,111)	$(19,639)	$(20,881)	$(926)	$(5,693)
Net loss per share attributable to common stockholders (1):
Basic and diluted	$(1.21)	$(0.76)	$(0.86)	$(0.06)	$(0.73)
Weighted average number of shares used in computing net loss per share attributable to common stockholders (1):
Basic and diluted	27,379	26,015	24,399	15,979	7,815

Other Financial Data:
Adjusted EBITDA (2)	$(12,571)	$(3,332)	$(6,241)	$9,621	$4,957

SaaS Revenues (3)	$48,688	$22,923	$14,688	$13,667	$9,053

(1)	See Note 9 to our consolidated financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.
(2)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measure” in Item 7 for more information and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial  measure calculated and presented in accordance with generally accepted accounting principles in the United States.

(3)	SaaS revenues for cloud-based solutions are derived from subscription fees from customers accessing our cloud-based solutions, as well as from associated implementation services.

	As of September 30,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$66,149	$91,019	$101,006	$103,350	$15,768
Working capital (deficit)	48,588	74,814	82,370	86,842	(12,584)
Total assets	112,967	121,970	129,131	134,472	40,598
Loan obligations, current and long-term	—	—	—	—	5,127
Total liabilities	46,765	38,908	40,167	40,854	51,085
Convertible preferred stock	—	—	—	—	41,776
Total stockholders' equity (deficit)	66,202	83,062	88,964	93,618	(52,263)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leader in Revenue Management solutions for the life science and technology companies. Driving mission critical business processes such as configure, price and quote (CPQ), rebates management and regulatory compliance, our solutions transform the revenue lifecycle from a series of disjointed operations into a strategic end-to-end process.  With deep industry expertise, we support the unique business needs of the world’s leading brands in life sciences and high technology across tens of thousands of users in more than 120 countries.

Our solutions are comprised of several complementary software applications: Revenue Enterprise Cloud, Revenue Intelligence Cloud and Revvy Revenue Management. Sales of our solutions range from individual applications to complete suites, and deployments may vary from specific divisions or territories to enterprise-wide implementations.

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

We market and sell our solutions to customers in the life science and technology industries. While we have historically generated the substantial majority of our revenues from companies in the life science industry, we have also grown our base of technology customers and intend to continue to focus on increasing the revenues from customers in the technology industry. Our most significant customers in any given period generally vary from period to period due to the timing of implementation and related revenue recognition over those periods of larger projects.  No customer accounted for more than 10% of total revenues during the fiscal year ended September 30, 2016. During the fiscal years ended September 30, 2015 and 2014, one customer, Johnson and Johnson, accounted for approximately 11% and 15% of our total revenues. For the fiscal year ended September 30, 2016, approximately10% of our total revenues were derived from customers located outside the United States.

For the fiscal years ended September 30, 2016, 2015 and 2014, our total revenues were $107.0 million, $93.8 million and $81.8 million, respectively, representing a year-over-year increase of approximately 14% from 2015 to 2016 and year-over-over increase of approximately 15% from 2014 to 2015. Revenues increased in the 2016 fiscal year primarily due to improvement in sales execution, new product offerings and acquisition of Channelinsight. Improvement in sales execution in fiscal year 2016 resulted in the acquisition of new customers and an increase in our revenues.

Key Business Metrics

In addition to the measures of financial performance presented in our Consolidated Financial Statements, we use adjusted EBITDA to evaluate and manage our business We use adjusted EBITDA internally to manage the business, and we believe it is useful for investors to compare key financial data from various periods. See “—Non-GAAP Financial Measure” below.

Key Components of Results of Operations

Revenues

Revenues are comprised of license and implementation revenues and SaaS and maintenance revenues.

License and Implementation

License and implementation revenues are generated from the sale of software licenses for our on premise solutions and related implementation services. We expect our license and implementation revenues for the fiscal year 2017 to be lower both in absolute dollars and as a percentage of total revenue from those recorded in the fiscal year ended on September 30, 2016, primarily due to increased focus on subscription revenues, which are recorded in our SaaS and maintenance line, and which has been gaining wider acceptance as a delivery model.

SaaS and Maintenance

SaaS and maintenance revenues primarily include subscription and related implementation fees from customers accessing our cloud-based solutions and revenues associated with maintenance contracts from license customers. Also included in SaaS and maintenance revenues are other revenues, including revenues related to maintenance and support, managed support services (MSS), revenue management as a service (RMaaS), training and customer-reimbursed expenses. In previous years, we took several steps to transform our business model in order to increase the percentage of our business from SaaS and maintenance revenues. We believe we have accelerate the shift in our business model to recurring revenues, as we believe the SaaS model has gained wider acceptance as a delivery model, particularly in the technology sector and with mid-market life science companies. Accordingly, we expect that SaaS and maintenance revenues for the fiscal year 2017 will be higher both in absolute dollars and as a percentage of total revenues than fiscal year 2016 as we continue to acquire new SaaS customers and expand our SaaS offerings within our existing customers.

Deferred revenue on our consolidated balance sheet does not represent the total contract value of annual or multi-year, noncancelable subscription agreements. Backlog represents expected future billings which are contractually committed under our existing subscription agreements that have not been invoiced. Backlog was approximately $10.6 million and $10.1 million as of September 30, 2016 and 2015, respectively. Out of backlog as of September 30, 2016 and 2015, approximately $6.9 million and $3.7 million were long-term backlog and $6.6 million and $3.5 million was short-term backlog, respectively. We expect that the amount of backlog may change from year-to-year for several reasons, including billing cycles, timing of customer renewals, remaining duration of arrangement, and the timing of when unbilled deferred revenue is to be recognized as revenues. For multi-year subscription agreements, the associated backlog is typically high at the beginning of the contract period, zero immediately prior to expiration and increases if the agreement is renewed. Low backlog attributable to a particular subscription agreement is typically associated with an impending renewal and is not an indicator of the likelihood of renewal or future revenue of that customer. Accordingly, we expect that the amount of backlog may change from year to year depending in part upon the number of subscription agreements in particular stages in their renewal cycle. Such fluctuations are not reliable indicators of future revenues.

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

SaaS and Maintenance

Cost of SaaS and maintenance revenues includes those costs related to the implementation of our cloud-based solutions, maintenance and support and managed support services for our on-premise solutions, revenue management as a service, channel data management, training and customer-reimbursed expenses. Cost of SaaS and maintenance revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation, royalty, facility expense, and depreciation related to server equipment and capitalized software, reimbursable expenses, third-party contractors and data center-related expenses. We believe that cost of SaaS and maintenance revenues will continue to increase in absolute dollars as we continue to sell more products.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expenses.

Research and Development

Our research and development expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation, as well as third-party contractors and travel-related expenses. Our software development costs for new software solutions and enhancements to existing software solutions are generally expensed as incurred. However, we capitalize development costs incurred in connection with the development of certain additional service offerings that will only be offered through the cloud. As of September 30, 2016, the net book value of capitalized software development costs was $2.7 million, of which $1.9 million is related to the software that was made available for use by our customers in fiscal year 2016. The remaining amount of $0.8 million relates to the development of a product that is not completed as of September 30, 2016. We expect our research and development expenses to increase in absolute dollars as we continue to develop new applications and enhance our existing software solutions.

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel-related costs including salary, bonus, commissions, stock-based compensation, third-party contractors, travel-related expenses and marketing programs. For fiscal year 2016, we recognize sales commission expense upon the booking of a contract, while we recognize revenue over the period services were provided. We expect our sales and marketing expenses to increase in absolute dollars as we continue to invest in our sales and marketing organization, increase the number of our sales and marketing employees and increase market program spend to grow our business.

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

	Fiscal Years Ended September 30,
	2016	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
License and implementation	$20,579	$36,172	$35,333
SaaS and maintenance	86,392	57,596	46,423
Total revenues	106,971	93,768	81,756
Cost of Revenues:
License and implementation	12,976	15,555	16,652
SaaS and maintenance	40,717	26,014	21,092
Total cost of revenues	53,693	41,569	37,744
Gross profit	53,278	52,199	44,012
Operating Expenses:
Research and development	23,706	17,906	18,710
Sales and marketing	32,261	30,300	25,998
General and administrative	30,051	23,132	19,671
Restructuring	—	—	26
Total operating expenses	86,018	71,338	64,405
Loss from operations	(32,740)	(19,139)	(20,393)
Interest (expense) income, net	(50)	(6)	(12)
Other (income) expenses, net	86	(22)	116
Loss before income taxes	(32,776)	(19,111)	(20,497)
Provision for income taxes	335	528	384
Net loss	$(33,111)	$(19,639)	$(20,881)

Comparison of the Fiscal Years Ended September 30, 2016 and 2015

Revenues

	Fiscal Years Ended September 30,
	2016		2015		Change
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and implementation	$20,579	19%	$36,172	39%	$(15,593)	(43)%
SaaS and maintenance	86,392	81	57,596	61	28,796	50
Total revenues	$106,971	100%	$93,768	100%	$13,203	14%

License and Implementation

License and implementation revenues decreased $15.6 million, or 43%, to $20.6 million for the fiscal year ended September 30, 2016 from $36.2 million for the fiscal year ended September 30, 2015. As a percentage to total revenues, license and implementation revenue decreased from 39% to 19%. The decrease in these revenues as a percentage of revenues and in absolute dollars was primarily due to fewer sales of software licenses for our on-premise solutions and related implementation services in fiscal year 2016, as our business model continued to focus on sales of our cloud-based solutions in fiscal year 2016.

SaaS and Maintenance

SaaS and maintenance revenues increased $28.8, or 50%, to $86.4 million for the fiscal year ended September 30, 2016 from $57.6 million for the fiscal year ended September 30, 2015.  The increase in SaaS and maintenance revenues was primarily driven by an increase in the number of subscription contracts and included a $18.9 million increase in our SaaS and Revvy subscription, a $6.9 million increase in revenue from channel data management, a $1.2 million increase in revenues from RMaaS, and a $1.8 million increase in our maintenance and support, managed support services revenues, training and customer reimbursable expense. . We intend to focus on growing our recurring revenue from SaaS and maintenance in future periods and also as a percentage of total revenues.

Cost of Revenues

	Fiscal Years Ended September 30,
	2016		2015		Change
		% of		% of
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
License and implementation	$12,976	63%	$15,555	43%	$(2,579)	(17)%
SaaS and maintenance	40,717	47	26,014	45	14,703	57
Total cost of revenues	$53,693	50%	$41,569	44%	$12,124	29%

Gross profit
License and implementation	$7,603	37%	$20,617	57%	$(13,014)	(63)%
SaaS and maintenance	45,675	53	31,582	55	14,093	45
Total gross profit	$53,278	50%	$52,199	56%	$1,079	2%

License and Implementation

Cost of license and implementation revenues decreased $2.6 million, or 17%, to $13.0 million during the fiscal year ended September 30, 2016 from $15.6 million for the fiscal year ended September 30, 2015. As a percentage of revenue, cost of license and implementation revenues increased to 63% in fiscal year 2016 from 43% in fiscal year 2015. The increase in cost of revenue as a percentage of revenue was primarily due to the sale of fewer software licenses for our on premise solutions. The cost of revenues recognized in fiscal year 2016 was primarily from the sale of standalone professional services which has a lower margin than sale of license.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased $14.7 million, or 57%, to $40.7 million during the fiscal year ended September 30, 2016 from $26.0 million for the fiscal year ended September 30, 2015. As a percentage of SaaS and maintenance revenues, cost of SaaS and maintenance revenues increased slightly from 45% to 47% in fiscal year 2016. The increase in SaaS and maintenance cost during the period was primarily due to an increase in our SaaS and maintenance revenues. This increase in these revenues resulted in an increase in personnel and other related costs.

	Fiscal Years Ended September 30,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$23,706	$17,906	$5,800	32%
Sales and marketing	32,261	30,300	1,961	6
General and administrative	30,051	23,132	6,919	30
Total operating expenses	$86,018	$71,338	$14,680	21%

Research and Development

Research and development expenses increased by $5.8 million, or 32%, to $23.7 million during the fiscal year ended September 30, 2016 from $17.9 million for the fiscal year ended September 30, 2015. The increase was primarily due to a $2.1 million increase in employee related costs due to an increase in headcount, a $1.0 million increase in consulting costs paid to third party consultants, a $1.0 million increase in software and equipment related costs, a $0.3 million increase in travel costs and a $1.4 million increase in the costs that were capitalized in connection with the development of internally-developed software which was previously capitalized in fiscal year 2015.

Sales and Marketing

Sales and marketing expenses increased by $2.0 million, or 6%, to $32.3 million during the fiscal year ended September 30, 2016 from $30.3 million for the fiscal year ended September 30, 2015. This increase was primarily due to a $1.3 million increase in employee related costs resulting from increased headcount, a $0.2 million increase in marketing related activities, a $0.4 million increase in travel and other costs, and a $0.4 million increase in amortization expense, partially offset by a $0.3 million decrease in consulting costs.

General and Administrative

General and administrative expenses increased by $7.0 million, or 30%, to $30.2 million during the fiscal year ended September 30, 2016 from $23.1 million for the fiscal year ended September 30, 2015.  The increase was due primarily to higher employee related costs of $3.8 million resulting from increased headcount, third party contractor costs of $2.3 million, equipment related costs of $0.2 million and facility costs and other costs of $0.5 million mainly due to higher rent for office lease and travel costs of $0.2 million. These increases are in part driven by our Channel Data Management business, which we acquired on October 30, 2015, and the additions to our executive team.

Interest and Other Expense, Net

	Fiscal Years Ended September 30,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest income	$(50)	$(6)	$(44)	733%
Other (income) expense, net	$86	$(22)	$108	(491)%

Interest income, primarily related to interest income earned from our invested cash, net of bank service charges.

Other (income) expenses, net primarily related to currency fluctuation recorded for our foreign operations.

Provision for Income Taxes

	Fiscal Years Ended September 30,
	2016	2015	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$335	$528	$(193)	(37)%

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

Interest and Other Expense, Net

	Fiscal Years Ended September 30,
	2015	2014	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest (income) expense, net	$(6)	$(12)	$6	(50)%
Other expense, net	$(22)	$116	$(138)	(119)%

Interest income primarily related to interest income earned from our invested cash, net of bank service charges.

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

	Three Months Ended
	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,
	2016	2016	2016	2015	2015	2015	2015	2014
	(in thousands, except per share amounts)
Revenues:
License and implementation	$6,075	$5,119	$4,823	$4,562	$8,391	$8,359	$9,741	$9,681
SaaS and maintenance	22,433	22,798	21,236	19,925	16,990	15,251	12,935	12,420
Total revenues	28,508	27,917	26,059	24,487	25,381	23,610	22,676	22,101
Cost of Revenues:
License and implementation	2,437	3,521	3,601	3,417	3,749	4,020	3,771	4,015
SaaS and maintenance	11,137	10,330	10,238	9,012	7,786	6,928	5,789	5,511
Total cost of revenues	13,574	13,851	13,839	12,429	11,535	10,948	9,560	9,526
Gross profit	14,934	14,066	12,220	12,058	13,846	12,662	13,116	12,575
Operating Expenses:
Research and development	6,057	6,190	6,175	5,284	4,728	4,438	4,286	4,454
Sales and marketing	8,265	7,982	8,307	7,707	8,046	7,657	7,857	6,740
General and administrative	8,278	8,409	6,644	6,720	5,987	6,267	5,290	5,588
Total operating expenses	22,600	22,581	21,126	19,711	18,761	18,362	17,433	16,782
Loss from operations	(7,666)	(8,515)	(8,906)	(7,653)	(4,915)	(5,700)	(4,317)	(4,207)
Interest income	(22)	(14)	(13)	(1)	—	—	(2)	(4)
Other (income) expenses, net	63	(22)	(12)	57	(81)	6	92	(39)
Loss before income taxes	(7,707)	(8,479)	(8,881)	(7,709)	(4,834)	(5,706)	(4,407)	(4,164)
Provision for income taxes	49	167	29	90	121	80	192	135
Net loss	(7,756)	(8,646)	(8,910)	(7,799)	(4,955)	(5,786)	(4,599)	(4,299)

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents. As of September 30, 2016, we had cash and cash equivalents of $66.1 million.

We expect that our operating losses and negative cash flows from operations will continue through at least the foreseeable future. Based on our future expectations and historical usage, we believe our current cash and cash equivalents are sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of spending to support research and development efforts and expansion of our business and capital expenditures for the purchase of computer hardware and software. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Cash Flows

	Fiscal Years Ended September 30,
	2016	2015	2014
	(in thousands)
Cash flows used in operating activities	$(12,324)	$(8,772)	$(6,050)
Cash flows used in investing activities	(15,789)	(4,606)	(2,216)
Cash flows provided by financing activities	3,279	3,450	5,914

Cash Flows from Operating Activities

Net cash used in operating activities was $12.3 million during fiscal year ended September 30, 2016, and was primarily the result of our net loss of $33.1 million and $1.6 million change in operating assets and liabilities, partially offset by $19.1 million of non-cash adjustments comprised of $13.1 million in stock-based compensation, $6.0 million in depreciation and amortization and $0.2 million in other non-cash charges. The net change in operating assets and liabilities consisted of a $2.9 million increase in accounts receivable primarily reflective of invoicing in excess of collection during the year, a $1.0 million increase in deferred cost of implementation services, a $5.9 million increase in deferred revenue primarily due to timing of amount invoiced and revenue recognized, a $1.5 million increase in prepaid expenses and other assets, a $1.5 million increase in accounts payable, a $0.7 million decrease in accrued employee compensation primarily due to payment of bonuses and other employee benefits and a $0.3 million increase in other accrued and long term liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the fiscal year ended September 30, 2016 was primarily due to cash paid for the acquisition of a business of $12.6 million, $1.1 million associated with capitalization of software development costs and purchases of property and equipment of $2.1 million.

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

Cash Flows from Financing Activities

Net cash provided by financing activities for the fiscal year ended September 30, 2016 was from the exercises of stock options and purchases made under our employee stock purchase plan.

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

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2016:

	Contractual Payment Obligations Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations(1)	$5,200	$2,600	$1,700	$800	$100

(1)	Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities leases.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires our management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported disclosures about contingent assets and liabilities and reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include revenue recognition, legal contingencies, income taxes, stock-based compensation, software development costs and valuation of goodwill and intangibles. These estimates and assumptions are based on our management’s best estimates and judgment. Our management regularly evaluates these estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.

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

License and implementation revenues include revenues from the sale of perpetual software licenses for our solutions and the related implementation services. SaaS and maintenance revenues primarily include subscription and the related implementation fees from customers accessing our cloud-based solutions and revenues associated with maintenance and support contracts from customers using on premise solutions. Also included in SaaS and maintenance revenues are other revenues, such as managed support services, training and customer-reimbursed expenses. We commence revenue recognition when all of the following conditions are satisfied:

•	there is persuasive evidence of an arrangement exists,
•	delivery has occurred or services have been rendered,
•	the price is fixed or determinable and
•	the collection of the fees is probable or reasonably estimable.

However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenues we report.

License and implementation revenue is recognized based on the nature and scope of the implementation services, we have concluded that generally the implementation services are essential to our customers’ use of the on premise solutions, and therefore, we recognize revenues from the sale of software licenses for our on premise solutions and the related implementation services on a percentage-of-completion basis over the expected implementation period which is estimated at a few months to three years. The percentage-of-completion computation is measured as the hours expended on the implementation during the reporting period as a percentage of the total estimated hours needed to complete the implementation.

For SaaS arrangements related to Revenue Enterprise Cloud and Revenue Intelligence Cloud , we had historically concluded that the SaaS deliverable did not have standalone value without the implementation services primarily because other vendors could not perform the services, and in some cases the complexity of the customer environment in which the SaaS deliverable was deployed.  During fiscal year 2016, we concluded that a sufficient number of implementation projects had been completed with several third-party consulting companies participating in either a primary or sub-contractor role, such that the third-party vendors have the requisite know-how to complete, and, have completed the implementation services independently. Therefore, the Company concluded that the SaaS deliverable has standalone value to the customer without the implementation services.  The total arrangement fee for a multiple-element arrangement is allocated based on the relative selling price method. The consideration allocated to subscription fees is recognized as revenue ratably over the contract period. The consideration allocated to implementation services is recognized as revenue as services are performed, in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Accounting Standards Codification (ASC) Topic 605)—Multiple-Deliverable Revenue Arrangements.”

Prior to fiscal year 2016, for SaaS arrangements related to Revenue Enterprise Cloud and Revenue Intelligence Cloud we treated the entire arrangement consideration, including subscription fees and related implementation services fees, as a single unit of accounting and recognized the revenues ratably beginning the day the customer was provided access to the subscription service through the end of contractual period.

For the remaining SaaS arrangements subscription fees and implementation services continue to have  standalone value and we allocate revenue to each element in the arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if VSOE is not available, or best estimated selling price (BESP), if neither VSOE nor TPE is available. For SaaS arrangements, where we utilize BESP, we established the BESP for each element by considering specific factors such as existing pricing and discounting. The total arrangement fee for a multiple element arrangement is allocated based on the relative BESP of each element. The consideration allocated to subscription fees is recognized as revenue ratably over the contract period. The consideration allocated to services is recognized as revenue as services are performed.

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

           Revenue related to up-front fees are deferred and recognized ratably over the estimated period that the customer benefits from the related service.

Maintenance and support revenue include post-contract customer support and the right to unspecified software updates and enhancements on a when and if available basis. Managed support services revenue includes supporting, managing and administering our software solutions, and providing additional end user support. Maintenance and support revenue and managed support services revenue are recognized ratably over the period in which the services are provided. The revenue from training and customer-reimbursed expenses is recognized as we deliver services.

Stock-based compensation

We recognize compensation expense for stock option, restricted stock units and performance based restricted stock units. We use the Black-Scholes-Merton valuation model to estimate the fair value of stock option awards. However, we have not granted stock options since fiscal year 2013. The fair value of restricted stock units is determined based on the intrinsic value of the award on the grant date. Our performance share unit grants included market condition performance criteria so we used a Monte Carlo simulation model to determine their fair value on the grant date. The fair value of these grants with a market condition is recognized using the graded-vesting attribution method over the requisite service period. The Monte-Carlo simulation model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair value determination the possibility that the performance criteria may not be satisfied. The weighted-average assumptions used to estimate the fair values of these awards were determined using the following assumptions:

Fiscal Year Ended September 30, 2016
Risk-free interest rate	0.63 - 1.15%
Dividend yield	—
Volatility	32 - 45%

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

As of September 30, 2016, we had gross deferred income tax assets, related primarily to net operating loss (NOL) carry forward, deferred revenues, stock compensation, accruals and reserves that are not currently deductible, depreciation and amortization  and research and development tax credits of $56.2 million, respectively, which have been fully offset by valuation allowance. Utilization of these net loss carry forwards is subject to the limitations of IRC Section 382. During the year ended September 30, 2013, we undertook a study of NOL carry forwards and determined that most of its NOL carry forwards are not subject to the limitations of IRC Section 382. However, in the future, some portion or all of these carry forwards may not be available to offset any future taxable income. The federal and California net operating losses will begin expiring in 2021 and 2016, respectively.

Recent Accounting Pronouncements

 In August 2016, the Financial Accounting Standard Board (“FASB”) issued ASU 2016-15, statement of cash flow (topic 230), amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The guidance becomes effective for the Company at the beginning of its first quarter of fiscal 2019. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, guidance related to stock-based compensation, which includes the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash. The guidance becomes effective for the Company at the beginning of its first quarter of fiscal 2018 but permits adoption in an earlier period. We are currently evaluating the impact this standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, guidance on the recognition and measurement of leases. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance will require modified retrospective application at the beginning of the Company’s first quarter of fiscal 2020, with optional practical expedients, but permits adoption in an earlier period. We are currently evaluating the impact this guidance will have on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new standard eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It requires that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU 2014-15 becomes effective for annual periods beginning after December 15, 2016 and for interim reporting periods thereafter. The Company does not expect the adoption of this ASU to have a material impact on the Company’s disclosures in the footnotes to its consolidated financial statements.

In May 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products and services are transferred to customers. ASU 2014-09 was originally to be effective for the Company on October 1, 2017. In July 2015, the FASB affirmed a one-year deferral of the effective date of the new revenue standard. The standard will be effective for the Company’s fiscal year beginning October 1, 2018, at which time we may adopt the new standard under either the full retrospective method or the modified retrospective method. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on our consolidated financial statements and has not concluded on an adoption method.

Non-GAAP Financial Measure

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States (U.S. GAAP). We define adjusted EBITDA as net loss before items discussed below, including: LeapFrogRx compensation charges, stock-based compensation expense, depreciation and amortization, acquisition and integration related expense, interest income, other (income) expenses, net, legal expenses and provision for income taxes. We believe adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. We also use this measure internally to establish budgets and operational goals to manage our business and evaluate our performance.

We understand that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results of operations as reported under U.S. GAAP. These limitations include:

•	adjusted EBITDA does not include the effect of the cost associated with 2012 acquisition of LeapFrogRx, which are a cash expense
•	adjusted EBITDA does not include Channelinsight acquisition and integration related expense;
•	adjusted EBITDA does not reflect stock-based compensation expense;
•

depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; Adjusted EBITDA does not reflect any cash requirements for these replacements;

•	adjusted EBITDA does not reflect restructuring expense;
•	adjusted EBITDA does not reflect legal expense related to class action lawsuits;
•	adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of interest income and other income or expense; and
•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

	Fiscal Years Ended September 30,
	2016	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(33,111)	(19,639)	$(20,881)
Adjustments:
Stock-based compensation expense	13,068	10,355	9,949
Depreciation and amortization	5,929	4,076	3,716
LeapFrogRx compensation charges	—	91	461
Acquisition and integration related expense	867	—	—
Restructuring	—	—	26
Interest income	(50)	(6)	(12)
Other (income) expenses, net	86	(22)	116
Legal expenses	305	1,285	—
Provision for income taxes	335	528	384
Adjusted EBITDA	$(12,571)	$(3,332)	$(6,241)

Adjusted EBITDA was $(12.6) million, $(3.3) million and $(6.2) million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. The increase in our adjusted EBITDA loss for the fiscal year ended September 30, 2016 as compared to fiscal year ended September 30, 2015, primarily due to an increase in personnel and other costs as we continued to hire more employees in order to grow our business. These increases in expenses were partially offset by an increase in total revenues for our SaaS and maintenance business as we acquire new customers.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, which bear interest at a fixed interest rate. Our primary exposure to market risk is interest income and expense sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.

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

MODEL N, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Model N, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Model N, Inc. and its subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read  in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
November 18, 2016

MODEL N, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	As of September 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$66,149	$91,019
Accounts receivable, net of allowance for doubtful accounts of $0 at September 30, 2016 and 2015	19,925	16,106
Deferred cost of implementation services, current portion	1,630	498
Prepaid expenses	4,845	3,229
Other current assets	283	109
Total current assets	92,832	110,961
Property and equipment, net	6,141	7,553
Goodwill	6,939	1,509
Intangible assets, net	5,684	317
Other assets	1,371	1,630
Total assets	$112,967	$121,970
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,334	$1,597
Accrued employee compensation	8,349	9,047
Accrued liabilities	3,707	3,464
Deferred revenue, current portion	28,854	22,039
Total current liabilities	44,244	36,147
Deferred revenue, net of current portion	1,924	1,942
Other long-term liabilities	597	819
Total liabilities	46,765	38,908
Commitments and contingencies (Note 6)
Convertible preferred stock:
Convertible preferred stock, $0.0005 par value; no shares authorized, issued and outstanding at September 30, 2016 and 2015, respectively	—	—
Stockholders' equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 27,891 and 26,666 shares issued and outstanding at September 30, 2016 and September 30, 2015, respectively	4	4
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	202,506	186,159
Accumulated other comprehensive loss	(562)	(466)
Accumulated deficit	(135,746)	(102,635)
Total stockholders' equity	66,202	83,062
Total liabilities and stockholders' equity	$112,967	$121,970

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Years Ended September 30,
	2016	2015	2014
Revenues:
License and implementation	$20,579	$36,172	$35,333
SaaS and maintenance	86,392	57,596	46,423
Total revenues	106,971	93,768	81,756
Cost of revenues:
License and implementation	12,976	15,555	16,652
SaaS and maintenance	40,717	26,014	21,092
Total cost of revenues	53,693	41,569	37,744
Gross profit	53,278	52,199	44,012
Operating expenses:
Research and development	23,706	17,906	18,710
Sales and marketing	32,261	30,300	25,998
General and administrative	30,051	23,132	19,671
Restructuring	—	—	26
Total operating expenses	86,018	71,338	64,405
Loss from operations	(32,740)	(19,139)	(20,393)
Interest income	(50)	(6)	(12)
Other (income) expenses, net	86	(22)	116
Loss before income taxes	(32,776)	(19,111)	(20,497)
Provision for income taxes	335	528	384
Net loss	$(33,111)	$(19,639)	$(20,881)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.21)	$(0.76)	$(0.86)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	27,379	26,015	24,399

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Fiscal Years Ended September 30,
	2016	2015	2014
Net loss	$(33,111)	$(19,639)	$(20,881)
Other comprehensive income (loss), net:
Change in foreign currency translation adjustment	(96)	(177)	13
Total comprehensive loss	$(33,207)	$(19,816)	$(20,868)

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at September 30, 2013	22,999	$3	$156,032	$(302)	$(62,115)	$93,618
Issuance of common stock upon exercise of stock options	1,689	1	3,034	—	—	3,035
Issuance of common stock upon release of restricted stock units	58	—	—	—	—	—
Issuance of common stock under stock purchase plans	339	—	3,203	—	—	3,203
Stock-based compensation	—	—	9,976	—	—	9,976
Other comprehensive income	—	—	—	13	—	13
Net loss	—	—	—	—	(20,881)	(20,881)
Balance at September 30, 2014	25,085	4	172,245	(289)	(82,996)	88,964
Issuance of common stock upon exercise of stock options	354	—	1,312	—	—	1,312
Issuance of common stock upon release of restricted stock units	963	—	—	—	—	—
Issuance of common stock under stock purchase plans	264	—	2,138	—	—	2,138
Stock-based compensation	—	—	10,464	—	—	10,464
Other comprehensive loss	—	—	—	(177)	—	(177)
Net loss	—	—	—	—	(19,639)	(19,639)
Balance at September 30, 2015	26,666	4	186,159	(466)	(102,635)	83,062
Issuance of common stock upon exercise of stock options	233	—	923	—	—	923
Issuance of common stock upon release of restricted stock units	719	—	—	—	—	—
Issuance of common stock under stock purchase plans	273	—	2,356	—	—	2,356
Stock-based compensation	—	—	13,068	—	—	13,068
Other comprehensive loss	—	—	—	(96)	—	(96)
Net loss	—	—	—	—	(33,111)	(33,111)
Balance at September 30, 2016	27,891	$4	$202,506	$(562)	$(135,746)	$66,202

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years Ended September 30,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(33,111)	$(19,639)	$(20,881)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,929	4,076	3,716
Stock-based compensation	13,068	10,355	9,949
Other non-cash charges	78	227	83
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(2,850)	(925)	983
Prepaid expenses and other assets	(1,458)	(1,218)	407
Deferred cost of implementation services	(996)	(518)	242
Accounts payable	1,494	457	685
Accrued employee compensation	(677)	(16)	(4,624)
Other accrued and long-term liabilities	253	976	(500)
Deferred revenue	5,946	(2,547)	3,890
Net cash used in operating activities	(12,324)	(8,772)	(6,050)
Cash flows from investing activities:
Purchases of property and equipment	(2,102)	(2,075)	(1,835)
Acquisition of business	(12,615)	—	—
Capitalization of software development costs	(1,072)	(2,531)	(381)
Net cash used in investing activities	(15,789)	(4,606)	(2,216)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of employee stock purchase plan	3,279	3,450	6,238
Payments for deferred offering costs	—	—	(6)
Principal payments on capital lease obligations	—	—	(318)
Net cash provided by financing activities	3,279	3,450	5,914
Effect of exchange rate changes on cash and cash equivalents	(36)	(59)	8
Net decrease in cash and cash equivalents	(24,870)	(9,987)	(2,344)
Cash and cash equivalents
Beginning of period	91,019	101,006	103,350
End of period	$66,149	$91,019	$101,006

Supplemental Disclosure of Cash Flow Data:
Cash paid for income taxes	$233	$364	$246
Cash paid for interest	—	—	11
Noncash Investing and Financing Activities:
Capitalized stock options in software development costs	$—	$109	$27

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

Fiscal Year

The Company’s fiscal year ends on September 30. References to fiscal year 2016, for example, refer to the fiscal year ended September 30, 2016.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include revenue recognition, legal contingencies, income taxes, stock-based compensation, and valuation of goodwill and intangibles. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.

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

SaaS and Maintenance

SaaS and maintenance revenues primarily include subscription and the related implementation fees from customers accessing the Company’s cloud-based solutions and revenues associated with maintenance and support contracts from customers using on premise solutions. Also included in SaaS and maintenance revenues are other revenues, including revenues related to managed support services, training and customer-reimbursed expenses.

MODEL N, INC.

Notes to Consolidated Financial Statements

The Company has determined that its subscriptions have standalone value without the implementation services and allocates revenue to each  deliverable in the arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if VSOE is not available, or best estimated selling price (BESP), if neither VSOE nor TPE are available. As the Company has been unable to establish VSOE or TPE for the elements of its SaaS arrangements, the Company established the BESP for each element by considering company-specific factors such as existing pricing and discounting. The total arrangement fee for a multiple element arrangement is allocated based on the relative selling price method, taking into consideration contingent revenue restraints. The consideration allocated to subscription fees is recognized as revenue ratably over the contract period. The consideration allocated to implementation services is recognized as revenue as services are performed.

For SaaS arrangements related to Revenue Enterprise Cloud and Revenue Intelligence Cloud, prior to fiscal year 2016, the entire arrangement consideration, including subscription fees and related implementation services fees, were accounted for as a single unit of accounting and recognized ratably beginning the day the customer was provided access to the subscription service through the end of the contractual period. During fiscal year 2016, the Company concluded that the SaaS deliverable has standalone value to the customer without the implementation services, primarily due to the number of third-party consulting companies that have the know-how to be able to independently perform the implementation services.

Revenue related to up-front fees are deferred and recognized ratably over the estimated period that the customer benefits from the related service.

Maintenance and support revenue include post-contract customer support and the right to unspecified software updates and enhancements on a when and if available basis. Managed support services revenue includes supporting, managing and administering our software solutions, and providing additional end user support. Maintenance and support revenue and managed support services revenue are recognized ratably over the period in which the services are provided. The revenue from training and customer-reimbursed expenses is recognized as the Company delivers these services.

Revenue Recognition

The Company commences revenue recognition when all of the following conditions are satisfied: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is probable or reasonable estimable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenues the Company reports.

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

The Company does not offer any contractual rights of return or concessions. The Company’s implementation projects generally have a term ranging from a few months to eighteen months  and may be terminated by the customer at any time. Should a loss be anticipated on a contract, the full amount of the loss is recorded when the loss is determinable. The Company updates its estimates regarding the completion of implementations based on changes to the expected contract value and revisions to its estimates of time required to complete each implementation project. Amounts that may be payable to customers to settle customer disputes are recorded as a reduction in revenues or reclassified from deferred revenue to customer payables in accrued liabilities and other long-term liabilities.

Costs of Revenues

Cost of license and implementation revenues consists primarily of personnel-related costs including salary, bonus, stock-based compensation, third-party contractor costs and royalty fees paid to third parties for the right to intellectual property. Cost of SaaS and maintenance revenues consists primarily of personnel-related costs including salary, customer reimbursable expense, bonus, stock-based compensation, third party contractors, facility expense and depreciation expense related to server equipment including capitalized software and data center-related expenses.

MODEL N, INC.

Notes to Consolidated Financial Statements

Deferred cost of implementation services consists of costs related to implementation services that were provided to the customer but the revenues for the services have not yet been recognized, provided however that the customer is contractually required to pay for the services. These costs primarily consist of personnel costs. As of September 30, 2016 and 2015, the deferred cost of implementation services totaled $2.1 million and $1.1 million, respectively.

Warranty

The Company provides limited warranties on all sales and provides for the estimated cost of warranties at the date of sale. The estimated cost of warranties has not been material to date.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is their respective local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rate as of the applicable consolidated balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. The effects of foreign currency translations are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity in the accompanying consolidated statements of stockholders’ equity. Realized gains and losses from foreign currency transactions are included in other expenses, net in the consolidated statements of operations and have not been material for all periods presented.

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

MODEL N, INC.

Notes to Consolidated Financial Statements

The following customers comprised 10% or more of the Company’s accounts receivable at September 30, 2016 and 2015 and of the Company’s total revenues for the fiscal years ended September 30, 2016, 2015 and 2014, respectively:

	As of September 30,
Accounts Receivable	2016	2015
Company A	12%	15%

	Fiscal Years Ended September 30,
Revenue	2016	2015	2014
Company A	N/A	11%	15%

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

Revenue that has been recognized, but for which the Company has not invoiced the customer, amounting to $2.8 million and $3.0 million is recorded as unbilled receivables and is included in accounts receivables in the consolidated balance sheets as of September 30, 2016 and 2015, respectively. Invoices that have been issued before revenue has been recognized are recorded as deferred revenue in the consolidated balance sheets.

Property and Equipment, Net

Property and equipment are recorded at cost less accumulated depreciation. Depreciation of property and equipment is calculated using on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of lease term or estimated useful lives of the assets.

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

MODEL N, INC.

Notes to Consolidated Financial Statements

Goodwill and Intangible Assets

The Company records goodwill when consideration paid in an acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. We conducted our annual impairment test of goodwill as of September 30, 2016 and 2015. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment under Accounting Standards Update (ASU) No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, issued by the Financial Accounting Standards Board (FASB). If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.

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

The Company capitalizes certain software development costs incurred in connection with its cloud-based software platform for internal use. The Company capitalizes software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. When development becomes substantially complete and ready for its intended use, such capitalized costs are amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years. Costs associated with preliminary project stage activities, training, maintenance and all post implementation stage activities are expensed as incurred. The Company capitalized software development costs of $1.1 million and $2.5 million (specifically related to our Revvy product offerings) during the fiscal years ended September 30, 2016 and 2015, respectively.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. The Company incurred $0.3 million in advertising and promotions costs during the fiscal years ended September 30, 2016 and 2015, and immaterial amounts during the fiscal years ended September 30, 2014.

Employee Benefit Plan

The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code (IRC). Under these 401(k) Plans, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We contributed approximately $0.6  million and $0.4 million for the year ended September 30, 2016 and 2015. The Company made no contributions under this plan for year ended September 30, 2014.

Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards granted to our employees and directors including stock options and restricted stock units (RSUs) is measured and recognized based on the fair value of the awards on the grant date. The fair value is recognized as expense, net of estimated forfeitures on a ratable basis, over the requisite service period, which is generally the vesting period of the respective award. The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock option awards. The Black-Scholes-Merton valuation model requires the use of subjective assumptions to determine the fair value of stock option awards, including the expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends. The Company periodically estimates the portion of awards which will ultimately vest based on its historical forfeiture experience. These estimates are adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from the prior estimates.

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

As of September 30, 2016 and 2015, the Company had gross deferred income tax assets, related primarily to net operating loss (NOL) carry forwards, deferred revenues, accruals and reserves that are not currently deductible and depreciable and amortizable items of $56.2 million and $42.1 million, respectively, which have been fully offset by a valuation allowance. Utilization of these net loss carry forwards is subject to the limitations of IRC Section 382. During the year ended September 30, 2013, the Company undertook a study of NOL carry forwards and determined that its NOL carry forwards that are subject to the limitations of IRC Section 382 are not material. However, in the future, some portion or all of these carry forwards may not be available to offset any future taxable income.

Segment

The Company has one operating segment with one business activity, developing and monetizing revenue management solutions. The Company’s Chief Operating Decision Maker (CODM) is its Chief Executive Officer, who manages operations on a consolidated basis for purposes of allocating resources. When evaluating performance and allocating resources, the CODM reviews financial information are presented on a consolidated basis.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes foreign currency translation adjustments.

New Accounting Pronouncements

  In August 2016, the Financial Accounting Standard Board (“FASB”) issued ASU 2016-15, Statement of Cash Flow (Topic 230), amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The guidance becomes effective for the Company at the beginning of its first quarter of fiscal 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, guidance related to stock-based compensation, which includes the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance becomes effective for the Company at the beginning of its first quarter of fiscal 2018 but permits adoption in an earlier period. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, guidance on the recognition and measurement of leases. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance will require modified retrospective application at the beginning of the Company’s first quarter of fiscal 2020, with optional practical expedients, but permits adoption in an earlier period. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

MODEL N, INC.

Notes to Consolidated Financial Statements

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new standard eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It requires that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. ASU 2014-15 becomes effective for annual periods beginning after December 15, 2016 and for interim reporting periods thereafter. The Company does not expect the adoption of this ASU to have a material impact on the Company’s disclosures in the footnotes to its consolidated financial statements.

In May 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products and services are transferred to customers. ASU 2014-09 was originally to be effective for the Company on October 1, 2017. In July 2015, the FASB affirmed a one-year deferral of the effective date of the new revenue standard. The standard will be effective for the Company’s fiscal year beginning October 1, 2018, at which time we may adopt the new standard under either the full retrospective method or the modified retrospective method. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on our consolidated financial statements and has not concluded on an adoption method.

3. Business Combinations

On October 30, 2015, the Company acquired certain assets and liabilities of Channelinsight Inc. (CI), a privately held cloud-based channel data management solution provider. The Company paid a total purchase price of $12.6 million in cash. Pro forma results have not been presented as the Company does not consider the acquisition to be significant.

The purchase consideration was allocated to tangible, identifiable intangible assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. This allocation resulted in fair value allocated to intangible assets of $6.8 million and goodwill of $5.4 million. The goodwill is deductible for tax purposes. Intangible assets acquired included developed technology, backlog, patents, trade names and customer relationships, and are being amortized on a straight-line basis over their estimated useful lives of 1 to 10 years. The key factors attributable to the creation of goodwill by the transaction are synergies in skill-sets, operations, customer base and organizational cultures. The results of operations and the fair values of the assets acquired and liabilities assumed have been included in the accompanying financial statements since the acquisition date.

MODEL N, INC.

Notes to Consolidated Financial Statements

4. Consolidated Balance Sheet Components

Components of property and equipment, and intangible assets consisted of the following:

Property and Equipment

	As of September 30,
	2016	2015
	(in thousands)
Computer software and equipment	$9,319	$8,383
Furniture and fixtures	1,117	673
Leasehold improvements	1,240	875
Software development costs	8,254	6,915
Total property and equipment	19,930	16,846
Less: Accumulated depreciation and amortization	(14,582)	(10,353)
Property and equipment, net	5,348	6,493
Add: Capital projects in progress	793	1,060
Total property and equipment, net	$6,141	$7,553

Computer equipment acquired under the capital leases is included in property and equipment and consisted of the following:

	As of September 30,
	2016	2015
	(in thousands)
Computer software and equipment	$777	$793
Less: Accumulated depreciation and amortization	(777)	(791)
Total computer software and equipment, net	$—	$2

Depreciation expense including depreciation of assets under capital leases totaled $4.5 million, $3.8 million and $3.4 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

Intangible Assets

		As of September 30, 2016
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Intangible Assets:
Developed technology	5	$5,313	$(2,857)	$2,456
Backlog	5	280	(149)	131
Non-competition agreement	3	100	(100)	—
Customer relationships	3-10	4,419	(1,331)	3,088
Trade name	1	110	(101)	9
Total		$10,222	$(4,538)	$5,684

MODEL N, INC.

Notes to Consolidated Financial Statements

		As of September 30, 2015
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Intangible Assets:
Developed technology	5	$2,213	$(1,922)	$291
Backlog	5	100	(74)	26
Non-competition agreement	3	100	(100)	—
Customer relationships	3	1,019	(1,019)	—
Total		$3,432	$(3,115)	$317

The Company recorded amortization expense related to the acquired intangible assets of $1.4 million, $0.3 million and $0.3 million during the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

Estimated future amortization expense for the intangible assets as of September 30, 2016 is as follows:

Fiscal Years Ending September 30,
(in thousands)
2017	1,256
2018	1,175
2019	1,120
2020	405
2021 and thereafter	1,728
Total future amortization	$5,684

5. Financial Instruments

The table below sets forth the Company’s cash equivalents as of September 30, 2016 and 2015, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement. The Company had no liabilities measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of September 30, 2016:
Assets:
Cash equivalents:
Money market fund deposits	$45,550	$—	$—	$45,550
Total	$45,550	$—	$—	$45,550

As of September 30, 2015:
Assets:
Cash equivalents:
Money market fund deposits	$45,516	$—	$—	$45,516
U.S. treasury bills	35,000	—	—	35,000
Total	$80,516	$—	$—	$80,516

MODEL N, INC.

Notes to Consolidated Financial Statements

The Company’s cash equivalents as of September 30, 2016 and 2015 consisted of money market funds and treasury bills with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of September 30, 2016 and 2015. As of September 30, 2016 and 2015, amounts of $20.6 million and $10.5 million, respectively, were held in bank deposits.

6. Commitments and Contingencies

Leases

The Company leases facilities under noncancelable operating leases. As of September 30, 2016, future minimum payments under operating leases were as follows:

	Contractual Payment Obligations Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations(1)	$5,000	$2,500	$1,600	$800	$100

(1)	Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities leases.

Rent expense under noncancelable operating leases for the fiscal years ended September 30, 2016, 2015 and 2014 was $2.7 million, $2.3 million and $2.0 million, respectively.

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

The Company has not had to reimburse any of its customers for losses related to indemnification provisions, and there were no material claims against the Company outstanding as of September 30, 2016 and 2015. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the software license, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.

As permitted under Delaware law, the Company has indemnification arrangements with respect to its officers and directors, indemnifying them for certain events or occurrences while they serve as officers or directors of the Company.

Legal Proceedings

We are not currently a party to any pending material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm and other factors.

MODEL N, INC.

Notes to Consolidated Financial Statements

7. Stock-Based Compensation

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

Stock Options

As of September 30, 2016, 3.6 million shares were available for future stock awards under the plans.  There were no stock options granted in fiscal years 2016 and 2015, respectively.

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

MODEL N, INC.

Notes to Consolidated Financial Statements

The following table summarized the stock option activity and related information under all stock option plans:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercised	Contract	Value
	(in thousands)	Price	Term (in years)	(in thousands)
Balance at September 30, 2013	3,868	$5.07	5.34	$21,122
Exercised	(1,689)	1.80	—
Forfeited	(178)	11.29	—
Expired	(120)	10.60	—
Balance at September 30, 2014	1,881	7.07	5.98	$7,055
Exercised	(354)	3.71	—
Forfeited	(177)	12.01	—
Expired	(231)	12.18	—
Balance at September 30, 2015	1,119	6.29	4.68	$4,904
Exercised	(233)	3.96	—
Forfeited	(12)	13.70	—
Expired	(68)	12.72	—
Balance at September 30, 2016	806	$6.31	3.56	$4,103

Options exercisable as of September 30, 2016	801	$6.29	3.54	$4,103

Options vested and expected to vest as of September 30, 2016	806	$6.33	3.56	$4,103

The intrinsic value of options exercised during 2016, 2015 and 2014 was $1.7 million, $2.6 million and $13.8 million, respectively. The total estimated fair value of options vested during 2016, 2015 and 2014 was $0.4 million, $1.6 million and $0.6 million respectively.

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

The following table summarized the weighted-average assumptions used to estimate the fair value of rights to acquire stock granted under the Company’s ESPP plan during the periods presented:

	Fiscal Years Ended September 30,
	2016	2015	2014
Risk-free interest rate	0.38%	0.12%	0.12%
Dividend yield	—	—	—
Volatility	34%	33%	34%
Expected term (in years)	0.50	0.50	0.77

MODEL N, INC.

Notes to Consolidated Financial Statements

Performance-based Restricted Stock Units

On December 6, 2013, the Compensation Committee of the Board approved initial grants of an aggregate of 280,000 performance-based restricted stock units to three of the Company’s senior officers, including the Chief Executive Officer and the Chief Financial Officer. Under the terms of these grants, the actual number of shares released could be 0% to 250% of the initial grant based on the Company’s total shareholder return (TSR) relative to the TSR of the Russell 3000 index (Index) over a three-year period. In any of the three years, no shares will be released if the TSR of the Company’s common stock is below the 30th percentile relative to the Index; 100% of the initial grant will be released if the Company’s TSR is at the 50th percentile relative to the Index; and 250% of the initial grant will be released if the Company’s TSR is over the 90th percentile relative to the Index. These grants vest as to one-third on each annual anniversary of November 22, 2013, with a “catch-up” provision such that shares not earned in a prior year may be earned in a subsequent year subject to the Company’s TSR achieving a certain level relative to the Index and exceeding the prior year’s TSR. These grants have a ten-year term, subject to their earlier termination upon certain events including the awardee’s termination of employment. As of September 30, 2016 approximately 53,000 of performance based stock units were forfeited and 296,333 shares were released based on the Company’s TSR relative to the Index.

The fair value of these grants with a market condition is recognized using the graded-vesting attribution method over the requisite service period. The Company used the Monte-Carlo simulation model to calculate the fair value of these awards on the grant date. The Monte-Carlo simulation model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair value determination the possibility that the performance criteria may not be satisfied. The weighted-average assumptions used to estimate the fair values of these awards were determined using the following assumptions for the fiscal year ended September 30, 2016:

Risk-free interest rate	0.63%
Dividend yield	—
Volatility	39%

On March 9, 2015, the Compensation Committee of the Board of Directors granted an aggregate of 348,700 performance-based restricted stock units to members of the Company’s executive team, including the Chief Executive Officer and the Chief Financial Officer. Under the terms of these grants, the actual number of shares that will vest and be released will range from 0% to 250% of the grant based on the performance of the Company’s TSR relative to the TSR of the Index over a three-year period. No shares will vest and be released in the first year. In any of the two remaining years, no shares will vest and be released if the TSR of the Company’s common stock is below the 30th percentile relative to the Index; 100% of the grant will vest and be released if the Company’s TSR is at the 50th percentile relative to the Index; and 250% of the grant will vest and be released if the Company’s TSR is over the 90th percentile relative to the Index. These grants vest over a three-year period with 50% vesting on each of the second and the third annual anniversary of the vesting commencing date of February 15, 2015.  In addition, these grants have a “catch-up” provision such that if the Company’s TSR relative to the Index for the three-year period exceeds that of the two-year period, additional shares for the two-year period will vest and be released based on the three-year achievement level. These grants have a ten-year term, subject to their earlier termination upon certain events including the awardee’s termination of employment. During the fiscal year ended September 30, 2016 and 2015, approximately 55,700 and 13,000 of performance-based restricted stock units were forfeited and no shares were released based on the Company’s TSR relative to the Index.

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

MODEL N, INC.

Notes to Consolidated Financial Statements

During fiscal year 2016, the Compensation Committee of the Board of Directors granted an aggregate of 618,480 performance-based restricted stock units to members of the Company’s leadership team, including the Chief Executive Officer and the Chief Financial Officer. Under the terms of these grants, the actual number of shares that will vest and be released will range from 0% to 250% of the grant based on the performance of the Company’s TSR relative to the TSR of the Index over a three-year period. No shares will vest and be released in the first year. In any of the two remaining years, no shares will vest and be released if the TSR of the Company’s common stock is below the 30th percentile relative to the Index; 100% of the grant will vest and be released if the Company’s TSR is at the 50th percentile relative to the Index; and 250% of the grant will vest and be released if the Company’s TSR is over the 90th percentile relative to the Index. These grants vest over a three-year period with 50% vesting on each of the second and the third annual anniversary of the vesting commencing date of February 15, 2016 or 2017. In addition, these grants have a “catch-up” provision such that if the Company’s TSR relative to the Index for the three-year period exceeds that of the two-year period, additional shares for the two-year period will vest and be released based on the three-year achievement level. These grants have a ten-year term, subject to their earlier termination upon certain events including the awardee’s termination of employment. During fiscal year ended September 30, 2016, no performance-based restricted stock units were forfeited and no shares were released.

The grant date fair values of these awards were determined using the following assumptions:

Risk-free interest rate	0.86%-1.15%
Dividend yield	—
Volatility	45%

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans:

		Weighted
	Restricted Stock	Average
	Units Outstanding	Grant Date
	(in thousands)	Fair Value
Balance at September 30, 2013	991	$15.68
Granted	1,774	9.89
Released	(58)	16.83
Forfeited	(442)	8.79
Balance at September 30, 2014	2,265	$12.46
Granted	1,505	11.17
Released	(963)	11.20
Forfeited	(505)	11.66
Balance at September 30, 2015	2,302	$12.32
Granted	2,064	10.61
Released	(720)	10.50
Forfeited	(529)	11.24
Balance at September 30, 2016	3,117	$11.81

The total fair value of restricted stock and restricted stock awards vested for the years ended September 30, 2016, 2015 and 2014 was $7.6 million, $10.7 million and $0.9 million, respectively.

The following table summarizes certain information of the unvested awards as of September 30, 2016:

	Restricted Stock Units (1)	ESPP
Total compensation cost for unvested (in millions)	$21.8	$0.3
Weighted-average period to recognize (in years)	2.3	0.4

(1):	Includes restricted stock, restricted stock units and performance-based restricted stock awards.

MODEL N, INC.

Notes to Consolidated Financial Statements

Stock-based Compensation

Stock-based compensation recorded in the statements of operations is as follows:

	Fiscal Years Ended September 30,
	2016	2015	2014
Cost of revenues:	(in thousands)
License and implementation	$918	$699	$905
SaaS and maintenance	1,032	799	749
Total stock-based compensation in cost of revenues	1,950	1,498	1,654
Operating expenses:
Research and development	1,393	1,353	1,278
Sales and marketing	3,307	3,202	2,789
General and administrative	6,418	4,302	4,228
Total stock-based compensation in operating expenses	11,118	8,857	8,295
Stock-based compensation in operating loss	13,068	10,355	9,949
Stock-based compensation capitalized as software development cost	—	109	27
Total stock-based compensation	$13,068	$10,464	$9,976

8. Income Taxes

The components of loss before income taxes are as follows:

	Fiscal Years Ended September 30,
	2016	2015	2014
	(in thousands)
Domestic	$(34,527)	$(20,292)	$(21,279)
Foreign	1,751	1,181	782
Loss before taxes	$(32,776)	$(19,111)	$(20,497)

The Company has made no provision for U.S. income taxes on approximately $4.1 million of cumulative undistributed earnings of certain foreign subsidiaries at September 30, 2016 because it is the Company's intention to reinvest such earnings permanently.  The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The components of the provision for income taxes are as follows:

	Fiscal Years Ended September 30,
	2016	2015	2014
	(in thousands)
Current
State	$23	$13	$53
Foreign	140	482	295
	163	495	348
Deferred
Federal	150	27	27
State	22	6	9
	172	33	36
Total provision for income taxes	$335	$528	$384

MODEL N, INC.

Notes to Consolidated Financial Statements

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	Fiscal Years Ended September 30,
	2016	2015	2014
	(in thousands)
Tax at statutory federal rate	$(11,147)	$(6,498)	$(6,969)
State tax, net of federal benefit	23	13	53
Permanent differences	571	729	727
Foreign tax rate differential	(453)	81	29
Change in valuation allowance	12,008	6,648	6,625
Research and development tax credits	(834)	(450)	(175)
Foreign tax credits	—	(7)	35
Change in deferred tax liabilities	173	33	36
Other	(6)	(21)	23
Total provision for income taxes	$335	$528	$384

The Company is subject to income taxes in U.S. federal and various state, local and foreign jurisdictions.  The tax years ended from September 2000 to September 2016 remain open to examination due to the carryover of unused net operating losses or tax credits.

Deferred tax assets and liabilities consisted of the following:

	As of September 30,
	2016	2015
	(in thousands)
Deferred tax assets:
Depreciation and amortization	$436	$(388)
Accruals and other	2,616	2,698
Deferred revenue	4,295	2,795
NOL carry-forward	35,885	27,107
Stock compensation	4,389	2,733
Research and development tax credits	8,492	7,183
Total deferred tax assets	56,113	42,128
Valuation allowance	(56,113)	(42,128)
Net deferred tax assets	$—	$—
Deferred tax liabilities:
Intangibles	$(295)	$(122)

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company had established a valuation allowance to offset net deferred tax assets at September 30, 2016, 2015, and 2014 due to the uncertainty of realizing future tax benefits from its net operating loss carry-forwards and other deferred tax assets. The net change in the total valuation allowance for the year ended September 30, 2016 was an increase of approximately $14.0 million.

At September 30, 2016, the Company has federal and California net operating loss carry-forwards of approximately $105.3 million and $34.6 million, respectively.  The federal and California net operating losses will begin expiring in 2021 and 2017, respectively. At September 30, 2016, the Company also had other state net operating loss carry-forwards of approximately $2.3 million which will begin expiring in 2017. At September 30, 2016, the Company had federal and state research credit carry forwards of approximately $5.9 million and $6.6 million, respectively. The federal research and development credit carry-forwards will begin expiring in 2020. The California tax credit can be carried forward indefinitely.

The Company is tracking its deferred tax assets attributable to stock option benefits in a separate memo account pursuant to ASC 718.  Therefore, these amounts are not included in the Company's gross or net deferred tax assets. As of September 30, 2016, 2015 and 2014, the Company had stock option benefits of approximately $3.9 million, $3.7 million and $3.1 million, respectively. Pursuant to ASC 718-740-25-10, the stock option benefits will be recorded to equity when they reduce cash taxes payable.

MODEL N, INC.

Notes to Consolidated Financial Statements

As of September 30, 2016, the Company had unrecognized tax benefits of approximately $3.3 million.  It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the next twelve months.  The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2016, there was a liability of $0.2 million related to uncertain tax positions recorded on the financial statements.

Internal Revenue Code section 382 places a limitation (the "Section 382 Limitation") on the amount of taxable income can be offset by net operating ("NOL") carry-forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. The Company's capitalization described herein may have resulted in such a change. Generally, after a control change, a loss corporation cannot deduct NOL carry-forwards in excess of the Section 382 limitation.  A high level IRC Section 382 analysis has been performed as of September 30, 2016 and determined there would be no effect on the NOL Deferred Tax Asset if ownership changes occurred.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Years Ended September 30,
	2016	2015	2014
	(in thousands)
Unrecognized tax benefits at the beginning of the period	$3,119	$2,513	$1,979
Gross increase based on tax positions during the prior period	(147)	58	18
Gross increase based on tax positions during the current period	338	548	516
Unrecognized tax benefits at the end of the period	$3,310	$3,119	$2,513

9. Net Loss Per Share

The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, which excludes unvested restricted stock awards. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, unvested restricted stock awards and unvested restricted stock units are considered to be common stock equivalents.

	Fiscal Years Ended September 30,
	2016	2015	2014
	(in thousands, except per share data)
Numerator:
Basic and diluted:
Net loss attributable to common stockholders	$(33,111)	$(19,639)	$(20,881)
Denominator:
Basic and diluted:
Weighted Average Shares Used in Computing Net Loss per Share Attributable to Common Stockholders	27,379	26,015	24,399
Net Loss per Share Attributable to Common Stockholders:
Basic and diluted	$(1.21)	$(0.76)	$(0.86)

MODEL N, INC.

Notes to Consolidated Financial Statements

The following weighted average shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Fiscal Years Ended September 30,
	2016	2015	2014
	(in thousands)
Stock options	650	1,228	1,971
Performance-based restricted stock units and restricted stock units	736	724	1,091
ESPP	$—	20	23

10. Geographic Information

The Company has one operating segment with one business activity - developing and monetizing revenue management solutions.

Revenues from External Customers

Revenues from customers outside the United States were 10%, 6% and 11% of total revenues for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. No location outside of the United States has revenues in excess of 10%.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region:

	As of September 30,
	2016	2015
	(in thousands)
United States	$4,817	$6,080
India	1,324	1,473
Total property and equipment, net	$6,141	$7,553

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016 using the criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the COSO framework, our management has concluded that our internal control over financial reporting is effective as of September 30, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information about our Executive Officers and our Directors is incorporated by reference to information contained in the Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2016.

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

The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2016.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2016.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2016.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2016.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(1)	Financial Statements

The financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedule

Schedule II - Valuation and qualifying accounts

The table below presents the changes in the allowance for doubtful accounts for the fiscal years ended September 30, 2016, 2015, and 2014, respectively.

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Write-offs and Deductions	Balance at End of Period

Allowance for doubtful receivables
For the Year Ended September 30, 2016	$—	—	—	$—
For the Year Ended September 30, 2015	$—	—	—	$—
For the Year Ended September 30, 2014	$46	—	46	$—

Valuation allowance for deferred tax assets
For the Year Ended September 30, 2016	$42,128	13,985	—	$56,113
For the Year Ended September 30, 2015	$34,685	7,443	—	$42,128
For the Year Ended September 30, 2014	$26,895	7,790	—	$34,685

(3)	Exhibits

The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-35840	3.1	5/10/2013

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-35840	3.2	5/10/2013

4.1	Form of Registrant’s Common Stock certificate	S-1	333-186668	4.01	3/7/2013

4.2	Amended and Restated Investor Rights Agreement dated December 12, 2003 by and among Registrant and certain of its stockholders	S-1	333-186668	4.02	2/13/2013

10.1	Form of Indemnity Agreement to be entered into between Registrant and each of its officers and directors	S-1	333-186668	10.01	3/12/2013

10.2†	2000 Stock Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.02	2/13/2013

10.3†	2010 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.03	2/13/2013

10.4†	2013 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.04	3/7/2013

10.5†	2013 Employee Stock Purchase Plan	S-8	333-187388	99.4	3/20/2013

10.6†	Employment offer letter dated February 4, 2016 by and between Registrant and Edward Sander.	10-Q	001-35840	10.6	2/9/2016

10.7†	Employment offer letter dated April 27, 2014 by and between Registrant and Mark Tisdel.	10-K	001-35840	10.6	11/19/2014

10.8†	Employment offer letter dated October 2, 2013 by and between Registrant and Chris Larsen.	10-K	001-35840	10.7	11/19/2014

10.9†	Form of Restricted Stock Unit Agreement	10-K	001-35840	10.12	12/6/2013

10.10	Sublease Agreement by and among Openwave Mobility, Inc., Openwave Messaging, Inc. and Registrant dated May 12, 2014	10-Q	001-35840	10.12	8/8/2014

21.1	List of Subsidiaries of Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X

24.1	Power of Attorney (included on the signature page to this report)					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates a management contract or compensatory plan.
*

These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 18th day of November 2016.

MODEL N, INC.

By:	/S/ MARK TISDEL
Mark Tisdel
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward Sander or Mark Tisdel, or any of them, his attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ ZACK RINAT Zack Rinat	Founder, Executive Chairman and Chief Executive Officer (Principal Executive Officer)	November 18, 2016

/S/ MARK TISDEL Mark Tisdel	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	November 18, 2016

Additional Directors:

/S/ MELISSA FISHER Melissa Fisher	Director	November 18, 2016

/S/ DAVID BONNETTE David Bonnette	Director	November 18, 2016

/S/ CHARLES J. ROBEL Charles J. Robel	Director	November 18, 2016

/S/ MARK LESLIE Mark Leslie	Director	November 18, 2016

/S/ ALAN HENRICKS	Director	November 18, 2016
Alan Henricks

Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-35840	3.1	5/10/2013

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-35840	3.2	5/10/2013

4.1	Form of Registrant’s Common Stock certificate	S-1	333-186668	4.01	3/7/2013

4.2	Amended and Restated Investor Rights Agreement dated December 12, 2003 by and among Registrant and certain of its stockholders	S-1	333-186668	4.02	2/13/2013

10.1	Form of Indemnity Agreement to be entered into between Registrant and each of its officers and directors	S-1	333-186668	10.01	3/12/2013

10.2†	2000 Stock Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.02	2/13/2013

10.3†	2010 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.03	2/13/2013

10.4†	2013 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.04	3/7/2013

10.5†	2013 Employee Stock Purchase Plan	S-8	333-187388	99.4	3/20/2013

10.6†	Employment offer letter dated February 4, 2016 by and between Registrant and Edward Sander.	10-Q	001-35840	10.1	2/9/2016

10.7†	Employment offer letter dated April 27, 2014 by and between Registrant and Mark Tisdel.	10-K	001-35840	10.6	11/19/2014

10.8†	Employment offer letter dated October 2, 2013 by and between Registrant and Chris Larsen.	10-K	001-35840	10.7	11/19/2014

10.9†	Form of Restricted Stock Unit Agreement	10-K	001-35840	10.12	12/6/2013

10.10	Sublease Agreement by and among Openwave Mobility, Inc., Openwave Messaging, Inc. and Registrant dated May 12, 2014	10-Q	001-35840	10.12	8/8/2014

21.1	List of Subsidiaries of Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X

24.1	Power of Attorney (included on the signature page to this report)					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

†	Indicates a management contract or compensatory plan.
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