Form 10-Q
period 2016-12-31
MODEL N, INC.
filed 2017-02-08
CIK 1118417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of January 27, 2017, the registrant had 28,173,684 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MODEL N, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	As of	As of
	December 31,	September 30,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$52,446	$66,149
Accounts receivable, net of allowance for doubtful accounts of $0 as of December 31, 2016 and September 30, 2016	19,263	19,925
Deferred cost of implementation services, current portion	1,201	1,630
Prepaid expenses	4,093	4,845
Other current assets	376	283
Total current assets	77,379	92,832
Property and equipment, net	5,748	6,141
Goodwill	6,939	6,939
Intangible assets, net	5,320	5,684
Other assets	5,715	1,371
Total assets	$101,101	$112,967
Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable	$3,793	$3,334
Accrued employee compensation	7,403	8,349
Accrued liabilities	2,324	3,707
Deferred revenue, current portion	25,591	28,854
Total current liabilities	39,111	44,244
Deferred revenue, net of current portion	926	1,924
Other long-term liabilities	663	597
Total liabilities	40,700	46,765
Commitments and contingencies
Stockholders' equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 28,144 and 27,891 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively	4	4
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	204,419	202,506
Accumulated other comprehensive loss	(676)	(562)
Accumulated deficit	(143,346)	(135,746)
Total stockholders' equity	60,401	66,202
Total liabilities and stockholders' equity	$101,101	$112,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2016	2015
Revenues:
License and implementation	$5,423	$4,562
SaaS and maintenance	22,640	19,925
Total revenues	28,063	24,487
Cost of revenues:
License and implementation	3,614	3,417
SaaS and maintenance	10,208	9,012
Total cost of revenues	13,822	12,429
Gross profit	14,241	12,058
Operating expenses:
Research and development	5,975	5,284
Sales and marketing	8,734	7,707
General and administrative	7,185	6,720
Total operating expenses	21,894	19,711
Loss from operations	(7,653)	(7,653)
Interest income	33	1
Other (income) expenses, net	(154)	57
Loss before income taxes	(7,466)	(7,709)
Provision for income taxes	134	90
Net loss	$(7,600)	$(7,799)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.27)	$(0.29)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	28,008	26,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2016	2015
Net loss	$(7,600)	$(7,799)
Other comprehensive (loss) income, net
Change in foreign currency translation adjustment	(114)	(25)
Total comprehensive loss	$(7,714)	$(7,824)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,600)	$(7,799)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,094	1,319
Stock-based compensation	1,895	2,550
Other non-cash charges	49	46
Changes in assets and liabilities, net of acquisition:
Accounts receivable	655	(4,984)
Prepaid expenses and other assets	843	84
Deferred cost of implementation services	701	(85)
Accounts payable	591	(222)
Accrued employee compensation	(898)	(1,425)
Other accrued and long-term liabilities	(1,298)	496
Deferred revenue	(4,261)	2,730
Net cash used in operating activities	(8,229)	(7,290)
Cash flows from investing activities:
Purchases of property and equipment	(194)	(357)
Acquisition of business	—	(12,615)
Capitalization of software development costs	(275)	(532)
Cash held in escrow	(5,000)	—
Net cash used in investing activities	(5,469)	(13,504)
Cash flows from financing activities:
Proceeds from exercise of stock options	17	135
Net cash provided by financing activities	17	135
Effect of exchange rate changes on cash and cash equivalents	(22)	(7)
Net decrease in cash and cash equivalents	(13,703)	(20,666)
Cash and cash equivalents
Beginning of period	66,149	91,019
End of period	$52,446	$70,353

Supplemental Disclosure of Cash Flow Data:
Non-cash Investing and Financing Activities:
Capitalized stock compensation expense in software development costs	—	—

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

Fiscal Year

The Company’s fiscal year ends on September 30. References to fiscal year 2017, for example, refer to the fiscal year ending September 30, 2017.

Basis for Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2016. There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended September 30, 2016 included in the Annual Report on Form 10-K.

In the opinion of management, the unaudited interim consolidated financial statements include all the normal recurring adjustments necessary to present fairly the condensed consolidated financial statements. The results of operations for the three months ended December 31, 2016 were not necessarily indicative of the operating results for the full fiscal year 2017 or any future periods.

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

New Accounting Pronouncements

    In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard, Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, as amended, which will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. ASU No. 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The FASB has recently issued several amendments to the new standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The amendments include ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606)—Principal versus Agent Considerations, which was issued in March 2016, and clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09, and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606)—Identifying Performance Obligations and Licensing, which was issued in April 2016, and amends the guidance in ASU No. 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property.

The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We do not plan to early adopt, and accordingly, we will adopt the new standard effective October 1, 2018.

We are currently evaluating the adoption approach. Our final determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, system readiness, and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements and our ability to maintain two sets of financials under current and new standards if we were to adopt the full retrospective approach.

We are in the initial stages of our evaluation of the impact of the new standard on our accounting policies, processes, and system requirements. We have assigned internal resources in addition to the engagement of third party service providers to assist in the evaluation. Furthermore, we have made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. While we continue to assess all potential impacts under the new standard, there is the potential for significant impacts to the timing of recognition of subscription revenue and professional services revenue.

For certain SaaS arrangements prior to fiscal year 2016, we have historically concluded that we did not have standalone value to the customer without the implementation services.  The entire arrangement consideration, including subscription fees and related implementation services fees, were accounted for as a single unit of accounting and recognized ratably beginning the day the customer was provided access to the subscription service through the end of the contractual period.  During fiscal year 2016, the Company concluded that the SaaS deliverable has standalone value to the customer without the implementation services, primarily due to the number of third-party consulting companies that have the know-how to be able to independently perform the implementation services.  Under the new standard, subscription service and professional services, are distinct performance obligations and, therefore, should be separately recognized over time. We estimate the potential impact would be an acceleration of revenue in general.  However, we are still in the early stages of the assessment.

As part of our preliminary evaluation, we have also considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers, and the interpretations of the FASB Transition Resource Group for Revenue Recognition (TRG) from their November 7, 2016 meeting with respect to capitalization and amortization of incremental costs of obtaining a contract.

The Company recently announced the acquisition of Revitas, Inc. (see footnote # 9. Subsequent Event for detail) and we plan to evaluate the impact related to its various revenue streams under the new standard in the next few months.

While we continue to assess the potential impacts of the new standard, including the areas described above, and anticipate this standard could have a material impact on our consolidated financial statements, we do not know or cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time.

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

In March 2016, FASB issued ASU 2016-9, guidance related to stock-based compensation, which includes the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flow. The guidance becomes effective for the Company at the beginning of its first quarter of fiscal 2018 but permits adoption in an earlier period.  The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230), amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The guidance becomes effective for the Company at the beginning of its first quarter of fiscal 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (Topic 230), clarifying the classification and presentation of restricted cash in the statement of cash flows. The standard requires that restricted cash and restricted cash equivalents are included in the cash and cash equivalent balance in the statement of cash flows. Further, reconciliation between the balance sheet and statement of cash flows is required when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Therefore, transfers between these balances should no longer be presented as a cash flow activity. The guidance becomes effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combination (Topic 805): clarifying the definition of a business. The amendments in this guidance change the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. The guidance becomes effective for the Company at the beginning of it’s the first quarter of fiscal 2019. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.	Consolidated Balance Sheet Components

Components of property and equipment, and intangible assets consisted of the following:

Property and Equipment

	As of	As of
	December 31,	September 30,
	2016	2016
	(in thousands)
Computer software and equipment	$9,270	$9,319
Furniture and fixtures	1,158	1,117
Leasehold improvements	1,251	1,240
Software development costs	8,254	8,254
Total property and equipment	19,933	19,930
Less: Accumulated depreciation and amortization	(15,253)	(14,582)
Property and equipment, net	4,680	5,348
Add: Capital projects in progress	1,068	793
Total property and equipment, net	$5,748	$6,141

Depreciation expense totaled $0.7 million and $1.0 million for the three months ended December 31, 2016 and 2015, respectively.

Intangible Assets

	Estimated	As of December 31, 2016
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	(in Years)	Amount	Amortization	Amount
		(in thousands)
Intangible Assets:
Developed technology	5	$5,313	$(3,107)	$2,206
Backlog	5	280	(169)	111
Customer relationships	3-10	4,419	(1,416)	3,003
Total		$10,012	$(4,692)	$5,320

	Estimated	As of September 30, 2016
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	(in Years)	Amount	Amortization	Amount
		(in thousands)
Intangible Assets:
Developed technology	5	$5,313	$(2,857)	$2,456
Backlog	5	280	(149)	131
Non-competition agreement	3	100	(100)	—
Customer relationships	3-10	4,419	(1,331)	3,088
Trade name	1	110	(101)	9
Total		$10,222	$(4,538)	$5,684

The Company recorded amortization expense related to the acquired intangible assets of $0.4 million and $0.3 million for the three months ended December 31, 2016 and 2015, respectively.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Estimated future amortization expense for the intangible assets as of December 31, 2016 is as follows:

2017 (remaining 9 months)	$892
2018	1,175
2019	1,120
2020	405
2021 and thereafter	1,728
Total future amortization	$5,320

Other Assets

As of December 31, 2016, the Company had $5.0 million included in other assets exclusively for the initial escrow deposit held with a third party in connection with the Revitas acquisition. See Note 9, "Subsequent Event", for further information about the acquisition of Revitas.

3.	Fair Value of Financial Instruments

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

The Company’s Level 1 assets consist of money market funds. These instruments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below sets forth the Company’s cash equivalents as of December 31, 2016 and September 30, 2016, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of December 31, 2016:
Assets:
Cash equivalents:
Money market fund deposits	$45,577	$—	$—	$45,577
Total	$45,577	$—	$—	$45,577
As of September 30, 2016:
Assets:
Cash equivalents:
Money market fund deposits	$45,550	$—	$—	$45,550
Total	$45,550	$—	$—	$45,550

The Company’s cash equivalents as of December 31, 2016 and September 30, 2016 consisted of money market funds with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2016 and September 30, 2016. As of December 31, 2016 and September 30, 2016, amounts of $6.0 million and $20.6 million, respectively, were held in bank deposits.

4.	Stock-based Compensation

As of December 31, 2016, 5.5 million shares were available for future stock awards under the Company’s equity plans.  There were no stock options granted during three months ended December 31, 2016 and 2015, respectively.

The following table summarizes the stock option activity and related information under all equity plans:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercised	Contract	Intrinsic
	(thousands)	Price	Term (in Years)	Value (in thousands)
Balance at September 30, 2016	806	$6.31	3.56	$4,103
Granted	—	—	—
Exercised	(9)	1.82	—
Forfeited	—	—	—
Expired	(4)	12.08	—
Balance at December 31, 2016	793	$6.36	3.23	$2,707
Options exercisable as of December 31, 2016	792	$6.35	3.22	$2,707
Options vested and expected to vest as of December 31, 2016	793	$6.36	3.23	$2,707

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s restricted stock and restricted stock units activity under all equity award plans:

		Weighted
		Average
	Restricted Stock	Grant Date
	Units Outstanding	Fair Value
	(in thousands)
Balance at September 30, 2016	3,117	$11.81
Granted	60	8.31
Released	(244)	8.81
Forfeited	(535)	10.67
Balance at December 31, 2016	2,398	$12.28

Stock-based Compensation

Stock-based compensation recorded in the statements of operations is as follows:

	Three Months Ended December 31,
	2016	2015
	(in thousands)
Cost of revenues:
License and implementation	$234	$200
SaaS and maintenance	246	226
Total stock-based compensation in cost of revenue	480	426
Operating expenses:
Research and development	404	401
Sales and marketing	553	593
General and administrative	458	1,130
Total stock-based compensation in operating expense	1,415	2,124
Total stock-based compensation	$1,895	$2,550

5.	Income Taxes

The Company recorded an income tax expense of $134,000 and $90,000, representing effective income tax rates of 2% and 1%, for the three months ended December 31, 2016 and 2015, respectively.  The Company’s effective income-tax rates during these periods differ from the Company’s federal statutory rate of 34% primarily due to permanent differences for stock-based compensation and the impact of state income taxes and foreign tax rate differences. The Company realized no benefit for current period losses due to maintaining a full valuation allowance against the U.S. and foreign net deferred tax assets.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.	Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended December 31,
	2016	2015
	(in thousands, except per share data)
Numerator:
Basic and diluted:
Net loss attributable to common stockholders	$(7,600)	$(7,799)
Denominator:
Basic and diluted:
Weighted Average Shares Used in Computing Net Loss per Share Attributable to Common Stockholders	28,008	26,827
Net Loss per Share Attributable to Common Stockholders:
Basic and diluted	$(0.27)	$(0.29)

The following shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would have been anti-dilutive:

	Three Months Ended December 31,
	2016	2015
	(in thousands)
Stock options	542	830
Performance-based restricted stock units and restricted stock units	784	599

7.	Litigation and Contingencies

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

8.	Geographic Information

The Company has one operating segment with one business activity—developing and monetizing revenue management solutions.

Revenues from External Customers

Revenues from customers outside of the United States were 9% and 8% of total revenues for the three months ended December 31, 2016 and 2015, respectively.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region:

	As of	As of
	December 31,	September 30,
	2016	2016
	(in thousands)
United States	$4,603	$4,817
India	1,145	1,324
Total property and equipment, net	$5,748	$6,141

9.	Subsequent Event

On December 12, 2016, the Company signed a definitive agreement with Sapphire Stripe Holdings, Inc., the parent company of Revitas, Inc. (“Revitas”), and LLR Equity Partners III, L.P.(“LLR”), as the stockholders’ agent, to acquire Revitas. The acquisition of Revitas provides the Company with a broader portfolio of technology solutions for life science companies. The Company acquired Revitas, for cash consideration of $52.8 million, $42.8 million of which was paid at closing and $10 million of which is payable 60 days following the closing absent an antitrust investigation (or at a later date if an antitrust investigation is subsequently resolved favorably). In addition, $10 million was paid in the form of two promissory notes from LLR, one which matures 18 months after the closing and the other which mature 36 months after the closing. These notes bear interest at the rate of 3% per annum, and are subject to a right of set-off as partial security for the indemnification obligations of Revitas’ stockholders under the merger agreement. The merger transaction closed on January 5, 2017. The accounting for the acquisition is in process, including the valuation of the acquired intangible assets.

On January 5, 2017, the Company borrowed $50.0 million under a financing agreement that the Company entered into with various lenders to fund the cash portion of the acquisition of Revitas, Inc. The rate on the term loans is based on (i) the Base Rate (as defined in the financing agreement) plus 9.25% or (ii) the LIBOR Rate (as defined in the financing agreement) plus 8.25%, as selected by the Company. The term loan matures on January 5, 2022. The Company must repay 0.625% of the aggregate principal amount of the term loans on the last business day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2019. The Company may voluntarily prepay the terms loans, subject to a 3% premium during the first 24 months and 1% premium after the first 24 months and prior to 36 months.

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

Overview

We are a leader in Revenue Management solutions for life science and technology companies. Driving mission critical business processes such as configure, price and quote (CPQ), rebates management and regulatory compliance, our solutions transform the revenue lifecycle from a series of disjointed operations into a strategic end-to-end process.  With deep industry expertise, we support the unique business needs of the world’s leading brands in life science and technology companies across tens of thousands of users in more than 120 countries.

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

•	Revenue Intelligence Cloud—a broad set of intelligence applications that provide the analytical tools and insights to define and optimize revenue management strategies.
•	Revvy Revenue Management—a broad set of multi-tenant cloud applications natively built on the Salesforce1 Platform from salesforce.com.

We derive revenues primarily from the sale of our cloud-based and on premise solutions and related professional services, as well as maintenance and support and managed support services. We price our solutions based on a number of factors, including revenues under management and number of users. Our license and implementation revenues are comprised of sales of perpetual license and related professional services. Maintenance and support revenues are recognized ratably over the support period, which is typically one year. SaaS revenues for cloud-based solutions are derived from subscription fees from customers accessing our cloud-based solutions, as well as from associated implementation and professional services. The actual timing of revenue recognition may vary based on our customers’ implementation requirements and availability of our services personnel.

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

For the three months ended December 31, 2016 and 2015, our total revenues were $28.1 million and $24.5 million, respectively, representing a year-over-year increase of approximately 15%, primarily due to past improvements in sales execution and new product offerings.

On December 12, 2016, the Company signed a definitive agreement with Sapphire Stripe Holdings, Inc., the parent company of Revitas, Inc. (Revitas), and LLR Equity Partners III, L.P., as the stockholders’ agent, to acquire Revitas, a provider of life sciences revenue management software. The Company acquired Revitas, for cash consideration of $52.8 million, $42.8 million of which was paid at closing and $10 million of which is payable 60 days following the closing absent an antitrust investigation (or at a later date if an antitrust investigation is subsequently resolved favorably). In addition, $10 million was paid in the form of two promissory notes, one which matures 18 months after the closing and the other which matures 36 months after the closing. These notes bear interest at the rate of 3% per annum, and are subject to a right of set-off as partial security for the indemnification obligations of Revitas’ stockholders under the merger agreement. The merger transaction closed on January 5, 2017.

On January 5, 2017, the Company borrowed $50.0 million under a financing agreement that the Company entered into with various lenders to fund the cash portion of the acquisition of Revitas, Inc. The rate on the term loans is based on (i) the Base Rate plus 9.25% or (ii) the LIBOR Rate plus 8.25%, as selected by the Company. The term loan matures on January 5, 2022. The Company must repay 0.625% of the aggregate principal amount of the term loans on the last business day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2019. The Company may voluntarily prepay the terms loans, subject to a 3% premium for 24 months and 1% premium after 24 months and prior to 36 months.

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

License and Implementation

License and implementation revenues are generated from the sale of software licenses for our on-premise solutions and related professional services. We expect our license and implementation revenues for the fiscal year 2017 to be lower both in absolute dollars and as a percentage of total revenue from those recorded in the fiscal year ended on September 30, 2016, due to increased focus on subscription revenues, which are included in SaaS and maintenance revenues, and which have been gaining wider acceptance as a delivery model by our customers.

SaaS and Maintenance

SaaS and maintenance revenues primarily include subscription and related professional fees from customers accessing our cloud-based solutions and revenues associated with maintenance contracts from license customers. Also included in SaaS and maintenance revenues are other revenues, including revenues related to maintenance and support, managed support services, revenue management as a service, training and customer-reimbursed expenses. In previous years, we took several steps to transform our business model in order to increase the percentage of our business from SaaS and maintenance revenues. We believe the SaaS model has gained wider acceptance as a delivery model. Accordingly, we expect that SaaS and maintenance revenues for the fiscal year 2017 will be higher both in absolute dollars and as a percentage of total revenues than fiscal year 2016 as we continue to acquire new SaaS customers and expand our SaaS offerings within our existing customers and convert our existing on-premise customers to Cloud based solutions.

Cost of Revenues

License and Implementation

Cost of license and implementation revenues includes costs related to the implementation of our on-premise solutions. Cost of license and implementation revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation, third-party contractors, and other-related expenses. Cost of license and implementation revenues may vary from period to period depending on a number of factors, including the amount of implementation services required to deploy our solutions and the level of involvement of third-party contractors providing implementation services.

SaaS and Maintenance

Cost of SaaS and maintenance revenues includes those costs related to the implementation of our cloud-based solutions, maintenance and support and managed support services for our on-premise solutions, revenue management as a service, training and customer-reimbursed expenses. Cost of SaaS and maintenance revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation, royalty, facility expense, and depreciation related to server equipment and capitalized software, reimbursable expenses, third-party contractors and data center-related expenses. We believe that cost of SaaS and maintenance revenues will continue to increase in absolute dollars and a percentage of the total revenues as we continue to sell more Cloud based products.

Operating Expenses

Research and Development

Our research and development expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation, third-party contractors. Our software development costs for new software solutions and enhancements to existing software solutions are generally expensed as incurred. However, we capitalize development costs incurred in connection with the development of certain additional service offerings that will only be offered through the cloud. We expect our research and development expenses to increase in absolute dollars as we continue to develop new applications and enhance our existing software solutions.

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

General and Administrative

Our general and administrative expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation, audit and legal fees as well as third-party contractors, facilities, costs associated with business acquisitions and travel-related expenses.

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended December 31,
	2016	2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
License and implementation	$5,423	$4,562
SaaS and maintenance	22,640	19,925
Total revenues	28,063	24,487
Cost of Revenues:
License and implementation	3,614	3,417
SaaS and maintenance	10,208	9,012
Total cost of revenues	13,822	12,429
Gross profit	14,241	12,058
Operating Expenses:
Research and development	5,975	5,284
Sales and marketing	8,734	7,707
General and administrative	7,185	6,720
Total operating expenses	21,894	19,711
Loss from operations	(7,653)	(7,653)
Interest income	33	1
Other (income) expenses, net	(154)	57
Loss before income taxes	(7,466)	(7,709)
Provision for income taxes	134	90
Net loss	$(7,600)	$(7,799)

Comparison of the Three Months Ended December 31, 2016 and 2015

Revenues

	Three Months Ended December 31,
	2016		2015		Change
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenue:
License and implementation	$5,423	19%	$4,562	19%	$861	19%
SaaS and maintenance	22,640	81	19,925	81	2,715	14
Total revenues	$28,063	100%	$24,487	100%	$3,576	15%

License and Implementation

License and implementation revenues increased by $0.9 million, or 19% to $5.4 million during the three months ended December 31, 2016 from $4.6 million for the three months ended December 31, 2016. As a percentage of total revenue, license and implementation revenues were relatively unchanged as 19% for the three months ended December 31, 2016 and 2015. The increase in these revenues in absolute dollars was primarily due to one-time perpetual license sales.

SaaS and Maintenance

SaaS and maintenance revenues increased by $2.7 million, or 14%, to $22.6 million for the three months ended December 31, 2016 from $19.9 million for the three months ended December 31, 2016. As a percentage of total revenues, SaaS and maintenance revenues were relatively unchanged as 81%. Our SaaS and maintenance revenues was primarily driven by an increase in the number of subscription contracts and included a $1.0 million increase in our SaaS subscription, an $0.8 million increase in revenue from channel data management from the acquisition of Channelinsight, a $0.2 million increase in revenues from RMaaS, and an $0.8 million increase in our maintenance and support, and managed support services revenues, partially offset by $0.1 million in our training and customer reimbursable expense. We intend to focus on growing our recurring revenue from SaaS subscriptions.

Cost of Revenues

	Three Months Ended December 31,
	2016		2015		Change
		% of		% of
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
License and implementation	$3,614	67%	$3,417	75%	$197	6%
SaaS and maintenance	10,208	45	9,012	45	1,196	13
Total cost of revenues	$13,822	49%	$12,429	51%	$1,393	11%

License and Implementation

Cost of license and implementation revenues increased by $0.2 million, or 6%, to $3.6 million during the three months ended December 31, 2016 from $3.4 million for the three months ended December 31, 2015. As a percentage of license and implementation revenues, cost of license and implementation revenues decreased from 75% to 67% during the three months ended December 31, 2016.  The increase in the cost of license and implementation revenue was primarily related to the accelerated amortization of a prepaid royalty agreement resulting from our continued business model shift from perpetual license sales to SaaS.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased by $1.2 million, or 13%, to $10.2 million during the three months ended December 31, 2016 from $9.0 million for the three months ended December 31, 2015.  However, as a percentage of SaaS and maintenance revenues, cost of SaaS and maintenance revenues was relatively unchanged as 45% during the three months ended December 31, 2016 and 2015. The increase in the cost of SaaS and maintenance revenues was primarily driven by an increase in personnel and other related costs to support/generate the increase in our SaaS and maintenance revenues.

Operating Expenses

	Three Months Ended December 31,
	2016	2015	Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$5,975	$5,284	$691	13%
Sales and marketing	8,734	7,707	1,027	13
General and administrative	7,185	6,720	465	7
Total operating expenses	$21,894	$19,711	$2,183	11%

Research and Development

Research and development expenses increased by $0.7 million, or 13%, to $6.0 million during the three months ended December 31, 2016 from $5.3 million for the three months ended December 31, 2015. This increase was primarily due to a $0.2 million increase in consulting fees paid to third party contractors, a $0.5 million increase in the costs that had been previously capitalized during the first quarter of 2016 in connection with the development of internally developed software and a $0.3 million increase in software and equipment related costs, partially offset by $0.3 million decrease in employee-related costs due to a decrease in headcount.

Sales and Marketing

Sales and marketing expenses increased by $1.0 million, or 13%, to $8.7 million during the three months ended December 31, 2016 from $7.7 million for the three months ended December 31, 2015. This increase was primarily due to a $0.5 million increase in marketing program expense, a $0.3 million increase in employee and related cost, a $0.2 million increase in consulting fees and other related ancillary expense.

General and Administrative

General and administrative expenses increased by $0.5 million, or 7%, to $7.2 million during the three months ended December 31, 2016 from $6.7 million for the three months ended December 31, 2015. The increase was primarily due to a $0.3 million increase in acquisition related expense and $0.2 million increase in employee related costs.

Interest and Other (Income) Expense, Net

	Three Months Ended December 31,
	2016	2015	Change
	(in thousands, except percentages)
Interest income	$33	$1	$32	3,200%
Other (income) expense, net	$(154)	$57	$(211)	(370)%

Interest income, primarily related to interest income earned from our invested cash, net of bank service charges.

Other (income) expenses, net primarily due to currency fluctuation recorded for our foreign operations.

Provision for Income Taxes

	Three Months Ended December 31,
	2016	2015	Change
	(in thousands, except percentages)
Provision for income taxes	$134	$90	$44	49%

Provision for income taxes is primarily related to the state minimum tax and foreign tax on our profitable foreign operations. The change in income tax provision is primarily due to the change in income related to our foreign operations.

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of $52.4 million. Based on our future expectations and historical usage, we believe our current cash and cash equivalents are sufficient to meet our operating cash flow needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts and expansion of our business, and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Term Loans

In January 2017, we and certain of our subsidiaries entered into a financing agreement with Crystal Financial SPV, LLC, pursuant to which we borrowed an aggregate principal amount of $50 million, which was used to fund the cash portion of the Revitas acquisition.

The term loans will bear interest at a rate of either (i) the Base Rate (as defined in the Financing Agreement) plus 9.25% or (ii) the LIBOR Rate (as defined in the Financing Agreement) plus 8.25%, as selected by us. The term loans mature on January 5, 2022. We must repay 0.625% of the aggregate principal amount, or $312,500, of the term loans on the last business day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2019. We may voluntarily prepay the terms loans, subject to a 3% premium for 24 months and 1% premium after 24 months and prior to 36 months. Certain mandatory prepayments are required upon the sale of certain assets, the receipt of certain insurance or condemnation proceeds or extraordinary receipts, the issuance of certain securities or debt, the occurrence of excess cash flows and the occurrence of certain restrictions on the business of the combined company or certain divestitures.

The financing agreement requires us to maintain certain financial covenants, including achieving certain levels of revenue from specified sources, as outlined in the agreement, and maintaining cash and cash-equivalents of $30.0 million for 60 days from the closing date and thereafter $20.0 million net of accounts payable in excess of $0.5 million 90 days overdue. The financing agreement also contains certain non-financial covenants, including restricting our ability to dispose of assets, changing our organizational documents or amending our material agreements in a manner adverse to the lender, changing a method of accounting, merging with or acquiring other entities, incurring other indebtedness and  making certain investments.

Our subsidiary guarantors have jointly and severally guaranteed the payment in full of all obligations under the Financing Agreement. Our and our subsidiary guarantor obligations under the financing agreement are secured by substantially all of our and their assets and a pledge of certain of our and their subsidiaries’ stock.

Cash Flows

	Three Months Ended December 31,
	2016	2015
Cash flows used in operating activities	$(8,229)	$(7,290)
Cash flows used in investing activities	(5,469)	(13,504)
Cash flows provided by financing activities	17	135

Cash Flows from Operating Activities

Net cash used in operating activities during the three months ended December 31, 2016 was primarily the result of our net loss of $7.6 million and $3.7 million change in operating assets and liabilities, partially offset by $3.0 million of non-cash adjustments comprised of $1.9 million in stock-based compensation and $1.1 million in depreciation and amortization. The net change in operating assets and liabilities consisted of a $0.7 million decrease in accounts receivable primarily reflective of collections in excess of invoicing during the quarter, a $0.7 million decrease in deferred cost of implementation services, a $0.8 million decrease in prepaid expense and other assets, a $4.3 million decrease in deferred revenue primarily due to timing of amount invoiced and revenue recognized, a $1.3 million decrease in other accrued and long term liabilities, a $0.9 million decrease in accrued employee compensation primarily due to payment of bonuses and other employee benefits, and a $0.6 million increase in accounts payable.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended December 31, 2016 was primarily due to $5.0 million increase primarily due to cash held in escrow account related to the Revitas acquisition, $0.3 million associated with capitalization of software development costs and purchases of property and equipment of $0.2 million. Net cash used in investing activities for the three months ended December 31, 2015 was primarily due to cash paid for acquisition of Channelinsight of $12.6 million, $0.5 million associated with capitalization of software development costs and purchases of property and equipment of $0.4 million

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2016 and 2015 was from the exercises of stock options.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our most recent Annual Report filed on Form 10-K for the fiscal year ended September 30, 2016.

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States (U.S. GAAP). We define adjusted EBITDA as net loss before items discussed below, including: stock-based compensation expense, depreciation and amortization, acquisition and integration related expense, interest income, other (income) expenses, net, certain legal expenses, and provision for income taxes. We believe adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. We also use this measure internally to establish budgets and operational goals to manage our business and evaluate our performance.

We understand that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results of operations as reported under the U.S. GAAP. These limitations include:

•	adjusted EBITDA does not include Channelinsight and Revitas acquisition and integration related expense;
•	adjusted EBITDA does not reflect stock-based compensation expense;
•

depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; adjusted EBITDA does not reflect any cash requirements for these replacements;

•	adjusted EBITDA does not reflect legal expense related to class action lawsuits;
•	adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following tables provide a reconciliation of adjusted EBITDA to net loss:

	Three Months Ended December 31,
	2016	2015
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(7,600)	$(7,799)
Adjustments:
Stock-based compensation expense	1,895	2,550
Depreciation and amortization	1,094	1,319
Acquisition and integration related expense	1,202	279
Interest income	(33)	(1)
Other (income) expenses, net	(154)	57
Legal expenses	—	305
Provision for income taxes	134	90
Adjusted EBITDA	$(3,462)	$(3,200)

Adjusted EBITDA was $(3.5) million and $(3.2) million, for the three months ended December 31, 2016 and 2015, respectively.  The increase in our adjusted EBITDA for the three months ended December 31, 2016 as compared to the same period in fiscal year 2015 was primarily due to an increase in total revenues as we acquired new customers, these increases were partially offset by an increase in personnel and other costs as we continued to hire more employees in order to facilitate the growth of our business.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of December 31, 2016, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events.

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

We have incurred net losses of $7.6 million and $7.8 million for three months ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had an accumulated deficit of $143.3 million. We expect that our expenses will increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, continuing to penetrate the technology industry and integrating the personnel, products, technologies and customers of Revitas. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs will also increase our expenses in future periods. In the near-term, we do not expect that our revenues will be sufficient to offset these expected increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

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

Our operating results have historically varied from period to period, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to increase sales to and renew agreements with our existing customers;
•	our ability to expand and improve the productivity of our direct sales force;
•	our ability to attract and retain new customers and to improve sales execution;
•	the continued ability to transition from an on-premise to a cloud-based business model;
•	the timing and volume of incremental customer purchases of our cloud-based solutions, which may vary from period to period based on a customer’s needs at a particular time;
•	our ability to successfully expand our business domestically and internationally ;
•	costs related to the acquisition of Revitas, Inc., or Revitas;
•	our ability to successfully integrate Revitas;
•	disruptions in our relationships with partners;

•	the timing of new orders and revenue recognition for new and prior period orders;
•	changes in the competitive landscape of our industry, including mergers or consolidation among our customers or competitors;
•	the complexity of implementations and the scheduling and staffing of the related personnel, each of which can affect the timing and duration of revenue recognition;
•	issues related to changes in customers’ business requirements, project scope, implementations or market needs;
•	the mix of revenues in any particular period between license and implementation, and SaaS and maintenance;
•	the timing of upfront recognition of sales commission expense relative to the deferred recognition of our revenues;
•	the timing of recognition of payment of royalties;
•	the timing of our annual payment and recognition of employee non-equity incentive and bonus payments;
•	the budgeting cycles and purchasing practices of customers;
•	changes in customer requirements or market needs;
•	delays or reductions in information technology spending and resulting variability in customer orders from quarter to quarter;
•	delays or difficulties encountered during customer implementations, including customer requests for changes to the implementation schedule;
•	the timing and success of new product or service introductions by us or our competitors;
•	the amount and timing of any customer refunds or credits;
•	our ability to accurately estimate the costs associated with any fixed bid projects;
•	deferral of orders from customers in anticipation of new solutions or solution enhancements announced by us or our competitors;
•

the length of time for the sale and implementation of our solutions to be complete, and our level of upfront investments prior to the period we begin generating revenues associated with such investments;

•	the amount and timing of our operating expenses and capital expenditures, and our ability to timely repay our debt;
•	price competition;
•	the rate of expansion and productivity of our direct sales force;
•	regulatory compliance costs;
•	sales commissions expenses related to large transactions;
•	technical difficulties or interruptions in the delivery of our cloud-based solutions;
•	seasonality or cyclical fluctuations in our industries;
•	future accounting pronouncements or changes in our accounting policies;
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

We must improve our sales execution in order to, among other things, increase the number of our sales opportunities and grow our revenue. We must improve the market awareness of our solutions and expand our relationships with our channel partners in order to increase our revenues. Further, we believe that we must continue to develop our relationships with new and existing customers and partners, and create additional sales opportunities to effectively and efficiently extend our geographic reach and market penetration. Our efforts to improve our sales execution could result in a material increase in our sales and marketing expense and general and administrative expense, and there can be no assurance that such efforts will be successful. We have experienced challenges in sales execution in recent fiscal quarters, and if we are unable to significantly improve our sales execution, increase the awareness of our solutions, create additional sales opportunities, expand our relationships with channel partners, leverage our relationship with strategic partners, such as Salesforce, or effectively manage the costs associated with these efforts, our operating results and financial condition could be materially and adversely affected.

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

Our success depends on the expertise, efficacy and continued services of our executive officers, who are geographically dispersed. We have in the past and may in the future continue to experience changes in our executive management team resulting from the hiring or departure of executives, which may be disruptive to our business. For example, in November 2016, Zack Rinat re-assumed the role of Chief Executive Officer, and in January 2017, we hired a new Senior Vice President and Chief Revenue Officer, who is tasked with implementing initiatives to develop scalable sales processes. In addition, we hired four key executives in connection with the Revitas acquisition who now have leadership positions in the combined company. The impact of hiring new executives and implementing these initiatives may not be immediately realized. We are also substantially dependent on the continued service of our existing development and services personnel because of their familiarity with the inherent complexities of our solutions.

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

Our acquisition of other companies could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.

As part of our business strategy, we have in the past and may in the future make investments in other companies, solutions or technologies to, among other reasons, expand or enhance our product offerings. For example, in January 2017, we acquired Revitas, a provider of life sciences revenue management solutions, for an aggregate of $52.8 million in cash and $10 million in the form of two promissory notes. Revitas is larger and more complex than any previous acquisition we have made, and we may not be able to integrate Revitas’s business into our business in a successful manner. In the future, any significant acquisition would require the consent of our lenders. Any failure to receive such consent could delay or prohibit us from acquiring companies that we believe could enhance our business.

We may not ultimately strengthen our competitive position or achieve our goals from the Revitas acquisition or any future acquisition, and any acquisitions we complete could be viewed negatively by users, customers, partners or investors. In addition, if we fail to integrate successfully such acquisitions, or the technologies associated with such acquisitions, into our company, the revenues and operating results of the combined company could be adversely affected. In addition, we may not be able to successfully retain the customers and key personnel of Revitas over the longer term, which could also adversely affect our business. The integration of Revitas’s business or any future-acquired business will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of the acquisition, including accounting charges.

It is also possible that a governmental entity could initiate an antitrust investigation at any time. Among other things, an investigation that is resolved unfavorably to us could delay or prevent the completion of a transaction, require us to divest or sell the assets or businesses we acquired, limit the ability to realize the expected financial or strategic benefits of a transaction or have other adverse effects on our current business and operations.

We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock. For example, in connection with the Revitas acquisition, we borrowed $50 million to fund the cash portion of the purchase price and issued two promissory notes with an aggregate value of $10 million. To fund any future acquisition, we may issue equity, which would result in dilution to our stockholders, or incur more debt, which would result in increased fixed obligations and could subject us to additional covenants or other restrictions that would impede our ability to manage our operations.

Our indebtedness could adversely affect our business and limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy our debt service obligations.

In January 2017, we incurred $50 million of indebtedness to fund the cash portion of our Revitas acquisition. These term loans are secured by substantially all of our assets and mature in January 2022. We also issued two promissory notes for an aggregate of $10 million. The incurrence of significant indebtedness could have adverse consequences, including the following:

•	reducing the availability of our cash flow for our operations, capital expenditures, future business opportunities and other purposes;
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and
•	increasing our vulnerability to general adverse economic and industry conditions.

We must repay 0.625% of the aggregate principal amount of the $50 million term loans on the last business day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2019, and the term loans must be repaid in full in January 2022. Our promissory notes will mature in June 2018 and January 2020. Our ability to generate cash to repay our indebtedness is subject to the performance of our business, as well as general economic, financial, competitive and other factors that are beyond our control. If our business does not generate sufficient cash flow from operating activities or if future borrowings are not available to us in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition and ability to expand our business may be adversely affected.

The term loans bear interest at a variable rate of either a base rate plus 9.25% or LIBOR plus 8.25%, which exposes us to interest rate risk. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense even though the amount borrowed remained the same.

Additionally, the financing agreement governing our term loans contains various restrictive covenants, including achieving certain levels of revenue from specified sources, as outlined in the agreement, and maintaining cash and cash-equivalents of $30.0 million for 60 days from the closing date and thereafter $20.0 million net of accounts payable in excess of $0.5 million 90 days overdue,, restricting our ability to dispose of assets, changing our organizational documents or amending our material agreements in a manner adverse to the lenders, changing a method of accounting, merging with or acquiring other entities, incurring other indebtedness, making investments. Our ability to comply with some of these restrictive covenants can be affected by events beyond our control, and we may be unable to do so. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under our financing agreement to be immediately due and payable. If we are unable to repay that amount, our lenders could seize our assets securing the loans and our financial condition could be adversely affected.

We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

We have been in the past and may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs.  Significant litigation costs could impact our ability to comply with certain financial covenants under our financing agreement. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Regardless of the outcome, litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

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

Our future growth depends, in large part, upon continued sales to companies in the life science industry, and our recent acquisition of Revitas, which was also highly dependent upon the life science industry, increases our dependency. Demand for our solutions could be affected by factors that adversely affect demand for the underlying life science products and services that are purchased and sold pursuant to contracts managed through our solutions. The life science industry is affected by certain factors, including the emergence of large group purchasing and managed care organizations and integrated healthcare delivery networks, increased customer and channel incentives and rebates, the shift of purchasing influence from physicians to economic buyers, increased spending on healthcare by governments instead of commercial entities and increased scope of government mandates, frequency of regulatory reporting and audits, and fines. Accordingly, our future operating results could be materially and adversely affected as a result of factors that affect the life science industry generally.

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

We currently operate our cloud-based solutions primarily through third party data centers. We do not control the operation of these facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions, which would have a serious adverse impact on our business. Additionally, our data center agreements are of limited duration, subject to early termination rights in certain circumstances, may include inadequate indemnification and liability provisions, and the providers of our data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all.

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

We have experienced and may continue to experience growth in our headcount and operations, which has placed and will continue to place significant demands on our management and our operational and financial infrastructure. For example, in connection with the Revitas acquisition, we hired 145 employees from Revitas. As we grow, we must effectively integrate, develop and motivate a significant number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations. Failure to effectively manage organizational changes as well as integrating and training new sales and marketing personnel, could result in attrition of existing employees and difficulties in executing on our business plan, implementing customer requests, declines in quality or customer satisfaction, increases in costs and difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. For example, our recent acquisition of Revitas may present additional challenges as we integrate their business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and, if applicable, annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

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

We may require additional financing in the future to operate or expand our business, acquire assets or repay or refinance our existing debt. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. Additionally, under our financing agreement, we are restricted from incurring additional debt, subject to certain exceptions. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock or preferred stock, and our stockholders may experience dilution.

If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our solutions;
•	continue to expand our sales and marketing and research and development organizations;
•	repay or refinance our existing debt;
•	acquire complementary technologies, solutions or businesses;
•	expand operations, in the United States or internationally;
•	hire, train and retain employees; or
•	respond to competitive pressures or unanticipated working capital requirements.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

2.1	Agreement and Plan of Merger dated December 12, 2016. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35840) filed on January 5, 2017.)

4.1	Promissory Note maturing in June 2018

4.2	Promissory Note maturing in January 2020

10.1	Financing Agreement by and among the Company, Crystal Financial SPV, LLC and certain other lenders from time to time party thereto, and TC Lending, LLC, dated January 5, 2017.

10.2	Form of Change in Control and Severance Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35840) filed on February 6, 2017.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: February 8, 2017

MODEL N INC.

By:	/s/ MARK TISDEL
Mark Tisdel
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Exhibit Index

Exhibit Number

2.1	Agreement and Plan of Merger dated December 12, 2016. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35840) filed on January 5, 2017.)

4.1	Promissory Note maturing in June 2018

4.2	Promissory Note maturing in January 2020

10.1	Financing Agreement by and among the Company, Crystal Financial SPV, LLC and certain other lenders from time to time party thereto, and TC Lending, LLC, dated January 5, 2017.

10.2	Form of Change in Control and Severance Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35840) filed on February 6, 2017.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.