Form 10-Q
period 2017-03-31
MODEL N, INC.
filed 2017-05-09
CIK 1118417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Registrant’s telephone number, including area code: (650) 610-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

As of April 28, 2017, the registrant had 28,801,484 shares of common stock, $0.00015 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MODEL N, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	As of	As of
	March 31,	September 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$53,682	$66,149
Accounts receivable, net of allowance for doubtful accounts of $202 as of March 31, 2017 and $0 as of September 30, 2016	27,016	19,925
Deferred cost of implementation services, current portion	921	1,630
Prepaid expenses	4,106	4,845
Other current assets	475	283
Total current assets	86,200	92,832
Property and equipment, net	6,399	6,141
Goodwill	39,283	6,939
Intangible assets, net	42,991	5,684
Other assets	749	1,371
Total assets	$175,622	$112,967
Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable	$3,848	$3,334
Accrued employee compensation	11,548	8,349
Accrued liabilities	3,108	3,707
Deferred revenue, current portion	46,566	28,854
Total current liabilities	65,070	44,244
Deferred revenue, net of current portion	799	1,924
Long term debt	56,767	—
Other long-term liabilities	830	597
Total liabilities	123,466	46,765
Commitments and contingencies
Stockholders' equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 28,795 and 27,891 shares issued and outstanding at March 31, 2017 and September 30, 2016, respectively	4	4
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	208,503	202,506
Accumulated other comprehensive loss	(515)	(562)
Accumulated deficit	(155,836)	(135,746)
Total stockholders' equity	52,156	66,202
Total liabilities and stockholders' equity	$175,622	$112,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Revenues:
License and implementation	$6,000	$4,823	$11,423	$9,385
SaaS and maintenance	27,257	21,236	$49,897	41,161
Total revenues	33,257	26,059	61,320	50,546
Cost of revenues:
License and implementation	4,159	3,601	7,773	7,018
SaaS and maintenance	11,880	10,238	22,088	19,250
Total cost of revenues	16,039	13,839	29,861	26,268
Gross profit	17,218	12,220	31,459	24,278
Operating expenses:
Research and development	8,934	6,175	14,909	11,459
Sales and marketing	11,608	8,307	20,342	16,014
General and administrative	11,668	6,644	18,853	13,364
Total operating expenses	32,210	21,126	54,104	40,837
Loss from operations	(14,992)	(8,906)	(22,645)	(16,559)
Interest (income) expense, net	1,380	(13)	1,347	(14)
Other (income) expenses, net	228	(12)	74	45
Loss before income taxes	(16,600)	(8,881)	(24,066)	(16,590)
Provision for (benefit from) income taxes	(4,110)	29	(3,976)	119
Net loss	$(12,490)	$(8,910)	$(20,090)	$(16,709)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.44)	$(0.33)	$(0.71)	$(0.62)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	28,452	27,238	28,228	27,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net loss	$(12,490)	$(8,910)	$(20,090)	$(16,709)
Other comprehensive (loss) income, net
Change in foreign currency translation adjustment	160	—	47	(25)
Total comprehensive loss	$(12,330)	$(8,910)	$(20,043)	$(16,734)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(20,090)	$(16,709)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,493	2,856
Stock-based compensation	4,448	5,158
Amortization of debt discount and issuance cost	244	—
Deferred income taxes	(4,073)	8
Other non-cash charges	235	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(876)	(5,247)
Prepaid expenses and other assets	1,707	197
Deferred cost of implementation services	1,076	(459)
Accounts payable	(762)	(311)
Accrued employee compensation	(818)	(1,443)
Other accrued and long-term liabilities	(1,926)	324
Deferred revenue	3,731	7,404
Net cash used in operating activities	(13,611)	(8,222)
Cash flows from investing activities:
Purchases of property and equipment	(222)	(1,103)
Acquisition of businesses, net of cash acquired	(47,773)	(12,615)
Capitalization of software development costs	(285)	(615)
Net cash used in investing activities	(48,280)	(14,333)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,548	1,545
Proceeds from term loan	48,686	—
Debt issuance costs	(806)	—
Net cash provided by financing activities	49,428	1,545
Effect of exchange rate changes on cash and cash equivalents	(4)	(14)
Net decrease in cash and cash equivalents	(12,467)	(21,024)
Cash and cash equivalents
Beginning of period	66,149	91,019
End of period	$53,682	$69,995

Supplemental Disclosure of Cash Flow Data:
Non-cash investing and financing activities:
Promissory notes issued for acquisition	$8,643	$-

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

In the opinion of management, the unaudited interim consolidated financial statements include all the normal recurring adjustments necessary to present fairly the condensed consolidated financial statements. The results of operations for the six months ended March 31, 2017 were not necessarily indicative of the operating results for the full fiscal year 2017 or any future periods.

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

New Accounting Pronouncements

    In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard, Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended, which will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The FASB has issued several amendments to the new standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The amendments include ASU 2016-08, Revenue from Contracts with Customers (Topic 606)—Principal versus Agent Considerations, which was issued in March 2016, and clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09, and ASU 2016-10, Revenue from Contracts with Customers (Topic 606)—Identifying Performance Obligations and Licensing, which was issued in April 2016, and amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property.

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

The Company completed the acquisition of Revitas, Inc. (see Note 2, “Business Combination” for detail) and we plan to evaluate the impact related to its various revenue streams under the new revenue standard.

While we continue to assess the potential impacts of the new standard, including the areas described above, and anticipates this standard could have a material impact on our consolidated financial statements, we do not know or cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The guidance becomes effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect the adoption of this ASU to have a material impact on the Company’s disclosures in the footnotes to its consolidated financial statements.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In February 2016, the FASB issued ASU 2016-02, Lease (Topic 842), guidance on the recognition and measurement of leases. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance will require modified retrospective application at the beginning of the Company’s first quarter of fiscal 2020, with optional practical expedients, but permits adoption in an earlier period. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In March 2016, FASB issued ASU 2016-9, Compensation – Stock Compensation (Topic 718), which includes the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flow. The guidance becomes effective for the Company at the beginning of its first quarter of fiscal 2018 but permits adoption in an earlier period.  The Company is currently evaluating the impact of this standard, but does not believe this will have material impact  on its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230), clarifying the classification and presentation of restricted cash in the statement of cash flows. The standard requires that restricted cash and restricted cash equivalents are included in the cash and cash equivalent balance in the statement of cash flows. Further, reconciliation between the balance sheet and statement of cash flows is required when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Therefore, transfers between these balances should no longer be presented as a cash flow activity. The guidance becomes effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment. This new accounting standard update simplifies the measurement of goodwill by eliminating the Step two impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  The new guidance requires a comparison of our fair value of with our carrying amount and we are required to recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. Additionally, we should consider income tax effects from any tax deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable.  The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

2.Business Combination

Revitas Acquisition

On January 5, 2017, the Company completed the acquisition of 100% of the equity interests of Sapphire Stripe Holdings, Inc., the parent company of Revitas, Inc. (“Revitas”).  Pursuant to the Agreement and Plan of Merger (“Merger Agreement”), the Company paid approximately $52.8 million in cash and issued to the sellers two $5.0 million promissory notes, one which will mature 18 months after the closing and the other which will mature 36 months after the closing. The Company acquired Revitas to, among other things, expand the Company’s revenue management solutions for customers.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In connection with Revitas acquisition, the Company funded, in part, the cash portion of the purchase price with a five year term loan in the aggregate amount of $50.0 million. See Note 5, “Debt”, for additional information.

The Company included Revitas’ results of operations from the date of acquisition and the estimated fair value of assets and liabilities in its consolidated balance sheets. The Company incurred acquisition and transactional costs associated with the acquisition of Revitas of approximately $1.9 million for the six months ended March 31, 2017, which were recorded as general and administrative expenses.

Purchase Price Allocation

The total preliminary purchase price for Revitas was approximately $61.5 million, which was comprised of $52.8 million in cash and the preliminary fair value of the promissory note of $8.6 million, see Note 5, “Debt”, for additional details. The preliminary allocation of the purchase price is based on valuations derived from estimated fair value assessments and assumptions used by the Company. While the Company believes that its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The fair value of the assets acquired and liabilities assumed is subject to change within the measurement period (up to one year from the acquisition date). As of the acquisition date, the preliminary allocation of the purchase price is as follows:

Estimated Fair Value (in thousands)
Cash and cash equivalents	$5,067
Accounts receivable	6,184
Prepaid expenses	1,067
Other current assets	47
Property, plant and equipment	1,506
Intangible assets	39,100
Goodwill	32,344
Other assets	25
Total assets acquired	85,340

Accounts payable	(1,352)
Accrued employee compensation	(3,983)
Accrued liabilities	(1,410)
Deferred revenue liability	(12,856)
Other liabilities	(4,256)
Total liabilities assumed	(23,857)
Net acquired assets	$61,483

The following table presents certain information on the acquired identifiable assets:

Intangible assets	Fair value (in thousands)	Estimated useful lives (years)	Weighted-average estimated useful lives (years)
Developed technology	$6,770	6	6
Customer relationship	32,180	10	10
Trade name	$150	1	1

The purchase accounting allocation resulted in an ascribed value to the acquired intangible assets of $39.1 million and goodwill of $32.3 million. The key factors attributable to the creation of goodwill by the transaction are synergies in skill-sets, return on future technology and customer development.

We do not expect the goodwill recognized as a part of the acquisition to be deductible for income tax purposes. See Note 4, “Goodwill” for additional information.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Unaudited Pro Forma Combined Consolidated Financial Information

The results of operations for Revitas and the estimated fair values of the assets acquired and liabilities assumed have been included in the Company’s consolidated financial statements since the respective dates of acquisition. Since the dates of the acquisition, Revitas contributed approximately $7.5 million to the Company’s revenue and increased net losses by $3.5 million.

The unaudited pro forma combined consolidated financial information is presented for illustrative purpose only and is not necessarily indicative of the result of operations that would have actually been reported had the acquisitions occurred on the above dates, nor is it necessarily indicative of the future results of operations of the combined company. The unaudited pro forma combined consolidated financial information reflects certain adjustments, such as amortization, interest expense, deferred tax valuation allowance, transaction related cost.

The following unaudited pro forma combined consolidated financial information has been prepared by the Company using the acquisition method of accounting to give effect to the Revitas acquisition as if it had occurred on October 1, 2015. The following table sets forth the unaudited pro forma consolidated combined results of operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)
Revenue	$33,257	$35,564	$70,378	$72,865
Net loss	(15,273)	(11,168)	(26,183)	(10,461)
Net loss per shares-basic and diluted	$(0.54)	$(0.41)	$(0.93)	$(0.39)

3.	Consolidated Balance Sheet Components

Components of property and equipment, and intangible assets consisted of the following:

Property and Equipment

	As of	As of
	March 31,	September 30,
	2017	2016
	(in thousands)
Computer software and equipment	$10,635	$9,319
Furniture and fixtures	1,276	1,117
Leasehold improvements	1,512	1,240
Software development costs	8,706	8,254
Total property and equipment	22,129	19,930
Less: Accumulated depreciation and amortization	(16,356)	(14,582)
Property and equipment, net	5,773	5,348
Add: Capital projects in progress	626	793
Total property and equipment, net	$6,399	$6,141

Depreciation expense totaled $1.0 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively, and $1.7 million and $2.2 million for the six months ended March 31, 2017 and 2016, respectively.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intangible Assets

	Estimated	As of March 31, 2017
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	(in Years)	Amount	Amortization	Amount
		(in thousands)
Intangible Assets:
Developed technology	5-6	$12,083	$(3,593)	$8,490
Backlog	5	280	(185)	95
Customer relationships	3-10	36,599	(2,305)	34,294
Trade name	1	260	(148)	112
Total		$49,222	$(6,231)	$42,991

	Estimated	As of September 30, 2016
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	(in Years)	Amount	Amortization	Amount
		(in thousands)
Intangible Assets:
Developed technology	5	$5,313	$(2,857)	$2,456
Backlog	5	280	(149)	131
Non-competition agreement	3	100	(100)	—
Customer relationships	3-10	4,419	(1,331)	3,088
Trade name	1	110	(101)	9
Total		$10,222	$(4,538)	$5,684

The Company recorded amortization expense related to the acquired intangible assets of $1.4 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively, and $1.8 million and $0.7 million for the six month ended March 31, 2017 and 2016, respectively.

Estimated future amortization expense for the intangible assets as of March 31, 2017 is as follows (in thousands):

2017 (remaining 6 months)	$2,836
2018	5,559
2019	5,466
2020	4,751
2021 and thereafter	24,379
Total future amortization	$42,991

4.Goodwill

The changes in the carrying amount of goodwill for the six months ended March 31, 2017 consisted of the following (in thousands):

Balance as at September 30, 2016	$6,939
Add: Goodwill from acquisition of business	32,344
Balance as at March 31, 2017	$39,283

As a result of the acquisition of Revitas in the second quarter of fiscal 2017, the Company recognized preliminary goodwill of $32.3 million.  See Note 2, “Business Combination”, for additional details.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.	Debt

Term Loan

In connection with the Revitas acquisition, on January 5, 2017, the Company entered into a Financing Agreement (“Financing Agreement)” by and among the Company, the Subsidiaries, as guarantors, Crystal Financial SPV, LLC and certain other lenders from time to time party thereto (collectively, the “Lenders”), and TC Lending, LLC, as administrative agent for the lenders, sole lead arranger, and collateral agent for the Lenders, pursuant to which the Lenders have extended term loan to the Company in an aggregate principle amount of $50.0 million.

The term loan made pursuant to the Financing Agreement will bear interest at a rate of either (i) the Base Rate (as defined in the Financing Agreement) plus 9.25% or (ii) the LIBOR Rate (as defined in the Financing Agreement) plus 8.25%, as selected by the Company. The term loans mature on January 5, 2022. For the quarter ending March 31, 2017, the Company selected LIBOR Rate plus 8.25%. The Company must repay 0.625% of the aggregate principal amount of the term loans on the last business day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2019. The Company may voluntarily prepay the terms loans, subject to a 3% premium during the first 24 months and 1% premium after 24 months and prior to 36 months. Certain mandatory prepayments are required upon the sale of certain assets, the receipt of certain insurance or condemnation proceeds or extraordinary receipts, the issuance of certain securities or debt, the occurrence of excess cash flows and the occurrence of certain restrictions on the business of the combined company or certain divestitures.

The Financing Agreement requires the Company and the subsidiaries to maintain certain financial covenants, including achieving certain levels of revenue from specified sources, as outlined in the agreement, and maintaining cash and cash-equivalents of $20.0 million net of accounts payable in excess of $0.5 million 90 days overdue. The Financing Agreement also requires the Company and guarantors to maintain certain non-financial covenants, including those that restrict their ability to dispose of their assets, dispose of interests in their subsidiaries, change their organizational documents, amended material investments and engage in transactions with their affiliates.

The Company was in compliance with all of the covenants described in the Financing Agreements as of March 31, 2017.

The subsidiary guarantors have jointly and severally guaranteed the payment in full of all obligations under the Financing Agreement. The Company and the subsidiary guarantors’ obligations under the Financing Agreement are secured by substantially all of their assets and a pledge of certain of the Company and the subsidiaries’ stock.

Promissory Notes

Also in connection with Revitas acquisition, the Company incurred $10.0 million in debt in the form of two promissory notes with the sellers, one which will mature in July 5, 2018 and the other which will mature in January 5, 2020. These promissory notes bear interest at the rate of 3% per annum, and are subject to a right of set-off as partial security for the indemnification obligations of target’s stockholders under the Merger Agreement. These promissory notes are subordinate to the term loan. The preliminary fair value of the promissory notes of $8.6 million was determined based on a discounted future cash flow at 9.96% interest rate, which represents an arm’s length interest rate.

As of March 31, 2017, the term loan and promissory notes consisted of the following:

Amount
(in thousands)
Principal	$60,000
Unamortized debt discount and issuance costs	(3,233)
Net carrying amount	$56,767

The Company incurred approximately $0.8 million in transaction costs in connection with the term loan. These costs are included as part of the Company’s debt. The effective interest rate for the term loan is 10.13%, the 18 month promissory note is 9.24% and the 36 month promissory note is 8.94%.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Future scheduled principal payments for the Term Loan and Promissory Notes as of March 31, 2017 were as follows (in thousands):

Fiscal Year
2017 (remaining 6 months)	—
2018	5,000
2019	929
2020	6,213
2021	1,183
thereafter	46,675
Total	$60,000

6.	Fair Value of Financial Instruments

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

The table below sets forth the Company’s cash equivalents as of March 31, 2017 and September 30, 2016, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of March 31, 2017:
Assets:
Cash equivalents:
Money market fund deposits	$11	$—	$—	$11
Total	$11	$—	$—	$11
As of September 30, 2016:
Assets:
Cash equivalents:
Money market fund deposits	$45,550	$—	$—	$45,550
Total	$45,550	$—	$—	$45,550

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s cash equivalents as of March 31, 2017 and September 30, 2016 consisted of a money market funds with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of March 31, 2017 and September 30, 2016. The Company’s financial instruments not measured at fair value on a recurring basis include cash, accounts receivable, accounts payable, accrued liabilities and long-term debt, and are reflected in the financial statements at cost and approximates their fair value due to their short-term nature. The term loan carrying value is approximately fair value since the term loan bears interest at rates that fluctuate with the changes in the Base Rate or the Libor Rate as selected by the Company. The promissory notes carrying values approximate their fair value as of March 31, 2017 given the short duration between issuance and balance sheet date.

7.	Stock-based Compensation

As of March 31, 2017, 5.0 million shares were available for future stock awards under the Company’s equity plans.  There were no stock options granted during three months and six months ended March 31, 2017 and 2016, respectively.

The following table summarizes the stock option activity and related information under all equity plans:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercised	Contract	Intrinsic
	(thousands)	Price	Term (in Years)	Value (in thousands)
Balance at September 30, 2016	806	$6.31	3.56	$4,103
Granted	—	—	—
Exercised	(128)	2.05	—
Forfeited	—	—	—
Expired	(16)	11.90	—
Balance at March 31, 2017	662	$7.03	3.41	$2,622
Options exercisable as of March 31, 2017	662	$7.03	3.41	$2,622
Options vested and expected to vest as of March 31, 2017	662	$7.03	3.41	$2,622

The following table summarizes the Company’s restricted stock and restricted stock units activity under all equity award plans:

		Weighted
		Average
	Restricted Stock	Grant Date
	Units Outstanding	Fair Value
	(in thousands)
Balance at September 30, 2016	3,117	$11.81
Granted	802	10.41
Released	(634)	9.97
Forfeited	(831)	10.57
Balance at March 31, 2017	2,454	$12.25

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-based Compensation

Stock-based compensation recorded in the statements of operations is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Cost of revenues:
License and implementation	$210	$220	$444	$420
SaaS and maintenance	206	258	452	484
Total stock-based compensation in cost of revenue	416	478	896	904
Operating expenses:
Research and development	357	161	761	562
Sales and marketing	356	650	909	1,243
General and administrative	1,424	1,319	1,882	2,449
Total stock-based compensation in operating expense	2,137	2,130	3,552	4,254
Stock-based compensation in operating loss	2,553	2,608	4,448	5,158
Total stock-based compensation	$2,553	$2,608	$4,448	$5,158

8.	Income Taxes

The Company recorded an income tax (benefit) expense of $(4.1) million and $29,000, representing effective income tax rates of (24.8)% and 0.3%, for the three months ended March 31, 2017 and 2016, respectively; and $(4.0) million and $119,000, representing income rates of (16.5)% and 0.7%, for the six months ended March 31, 2017 and 2016, respectively. The increase in income tax benefit is due primarily to a discrete tax benefit recorded as a result of a partial release of valuation allowance resulting from the acquisition of Revitas.

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

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.	Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Basic and diluted:
Net loss attributable to common stockholders	$(12,490)	$(8,910)	$(20,090)	$(16,709)
Denominator:
Basic and diluted:
Weighted Average Shares Used in Computing Net Loss per Share Attributable to Common Stockholders	28,452	27,238	28,228	27,031
Net Loss per Share Attributable to Common Stockholders:
Basic and diluted	$(0.44)	$(0.33)	$(0.71)	$(0.62)

The following shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would have been anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Stock options	501	780	522	796
Performance-based restricted stock units and restricted stock units	976	660	843	634

10.	Litigation and Contingencies

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

11.	Geographic Information

The Company has one operating segment with one business activity—developing and monetizing revenue management solutions.

Revenues from External Customers

Revenues from customers outside of the United States were 11% and 8% of total revenues for the three months ended March 31, 2017 and 2016, respectively, and 10% and 8% of total revenues for the six months ended March 31, 2017 and 2016, respectively. However, no single jurisdiction outside of the United States represented more than 10% of total revenues.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region:

	As of	As of
	March 31,	September 30,
	2017	2016
	(in thousands)
United States	$5,275	$4,817
India	1,124	1,324
Total property and equipment, net	$6,399	$6,141

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Model N Revenue Cloud transforms the revenue lifecycle into a strategic, end-to-end process aligned across the enterprise. Our industry specific clouds – Revenue Cloud for Pharma, Revenue Cloud for Med Tech and Revenue Cloud for High Tech – offer a range of solutions from individual applications to complete suites. Deployments may vary from specific divisions or territories to enterprise-wide implementations. In addition to industry specific clouds, Revenue Cloud provides a broad set of multi-tenant cloud applications for a variety of industries. Our portfolio includes several complementary software applications:

•

Commercial Cloud - a broad set of transactional applications that serve as a system of record for, and automate the execution of, revenue management processes such as configure-price-quoting, contracting, and incentive and rebate management.

•	Intelligence Cloud - a broad set of intelligence applications that provide the analytical tools and insights to define, predict and optimize revenue management strategies.
•	Government Cloud - a broad set of transactional applications that serve as a system of record for, and automate the execution of government compliance.

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

For the three months ended March 31, 2017 and 2016, our total revenues were $33.3 million and $26.1 million, respectively, representing a year-over-year increase of approximately 28%, primarily due to past improvements in sales execution, new product offerings and the acquisition of Revitas.

Significant Transactions

On January 5, 2017, we acquired Revitas, for cash consideration of $52.8 million. In addition, $10 million was paid in the form of two promissory notes, one which matures 18 months after the closing and the other which matures 36 months after the closing. These notes bear interest at the rate of 3% per annum, and are subject to a right of set-off as partial security for the indemnification obligations of Revitas’ stockholders under the merger agreement.

On January 5, 2017, we borrowed $50.0 million under a financing agreement that we entered into with various lenders to fund the cash portion of the acquisition of Revitas, Inc. The rate on the term loans is based on (i) the Base Rate plus 9.25% or (ii) the LIBOR Rate plus 8.25%, as selected by us. The term loan matures on January 5, 2022. We must repay 0.625% of the aggregate principal amount of the term loans on the last business day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2019. We may voluntarily prepay the terms loans, subject to a 3% premium during the first 24 months and 1% premium after 24 months and prior to 36 months.

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

SaaS and Maintenance

SaaS and maintenance revenues primarily include subscription and related professional fees from customers accessing our cloud-based solutions and revenues associated with maintenance contracts from license customers. Also included in SaaS and maintenance revenues are other revenues, including revenues related to managed support services, revenue management as a service, training and customer-reimbursed expenses. In previous years, we took several steps to transform our business model in order to increase the percentage of our business from SaaS and maintenance revenues. We believe the SaaS model has gained wider acceptance as a delivery model. Accordingly, we expect that SaaS and maintenance revenues for the fiscal year 2017 will be higher both in absolute dollars and as a percentage of total revenues than fiscal year 2016 as we continue to acquire new SaaS customers and expand our SaaS offerings within our existing customers and convert our existing on-premise customers to SaaS based solutions.

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

SaaS and Maintenance

Cost of SaaS and maintenance revenues includes those costs related to the implementation of our cloud-based solutions, maintenance and support and managed support services training and customer-reimbursed expenses. Cost of SaaS and maintenance revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation, royalty, facility expense, and depreciation related to server equipment and capitalized software, reimbursable expenses, third-party contractors and data center-related expenses. We believe that cost of SaaS and maintenance revenues will continue to increase in absolute dollars as we continue to sell more Cloud based products and subscriptions.

Operating Expenses

Research and Development

Our research and development expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation, third-party contractors. Our software development costs for new software solutions and enhancements to existing software solutions are generally expensed as incurred. However, we capitalize development costs incurred in connection with the development of certain additional service offerings that will only be offered through the cloud. We expect our research and development expenses to increase in absolute dollars due to the increase in headcount related to our recent acquisition of Revitas and as we continue to develop new applications and enhance our existing software solutions.

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel-related costs including salary, bonus, commissions, stock-based compensation, third-party contractors, travel-related expenses and marketing programs. We expect our sales and marketing expenses to increase in absolute dollars due to the increase in headcount related to our recent acquisition of Revitas and as we continue to invest in our sales and marketing organization, increase the number of other sales and marketing employees and increase market program spend to grow business.

General and Administrative

Our general and administrative expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation, audit and legal fees as well as third-party contractors, facilities, costs associated with business acquisitions and travel-related expenses. We expect our general and administrative expense to increase in absolute dollars primarily due to the increase in headcount and costs associated with our recent acquisition of Revitas.

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
License and implementation	$6,000	$4,823	$11,423	$9,385
SaaS and maintenance	27,257	21,236	49,897	41,161
Total revenues	33,257	26,059	61,320	50,546
Cost of Revenues:
License and implementation	4,159	3,601	7,773	7,018
SaaS and maintenance	11,880	10,238	22,088	19,250
Total cost of revenues	16,039	13,839	29,861	26,268
Gross profit	17,218	12,220	31,459	24,278
Operating Expenses:
Research and development	8,934	6,175	14,909	11,459
Sales and marketing	11,608	8,307	20,342	16,014
General and administrative	11,668	6,644	18,853	13,364
Total operating expenses	32,210	21,126	54,104	40,837
Loss from operations	(14,992)	(8,906)	(22,645)	(16,559)
Interest (income) expense, net	1,380	(13)	1,347	(14)
Other (income) expenses, net	228	(12)	74	45
Loss before income taxes	(16,600)	(8,881)	(24,066)	(16,590)
Provision for (benefit from) income taxes	(4,110)	29	(3,976)	119
Net loss	$(12,490)	$(8,910)	$(20,090)	$(16,709)

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenues

	Three Months Ended March 31,
	2017		2016		Change
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenue:
License and implementation	$6,000	18%	$4,823	19%	$1,177	24%
SaaS and maintenance	27,257	82	21,236	81	6,021	28
Total revenues	$33,257	100%	$26,059	100%	$7,198	28%

License and Implementation

License and implementation revenues increased by $1.2 million, or 24% to $6.0 million during the three months ended March 31, 2017 from $4.8 million for the three months ended March 31, 2016. As a percentage of total revenue, license and implementation revenues decreased from 19% to 18%, the decrease in revenue as a percentage of total revenue was primarily due to fewer sales of software licenses for our on-premise solutions and related implementation services as our business model has shifted to focus on sales of our SaaS solutions. The increase in revenue in absolute dollars was primarily due to the revenue attributable from acquisition of Revitas.

SaaS and Maintenance

SaaS and maintenance revenues increased by $6.0 million, or 28%, to $27.3 million for the three months ended March 31, 2017 from $21.2 million for the three months ended March 31, 2016. As a percentage of total revenues, SaaS and maintenance revenues increased from 81% to 82%. The increase in our SaaS and maintenance revenues was primarily driven by an increase in our SaaS subscriptions of $2.7 million, a $2.2 million increase in our maintenance and support and managed support services revenues, $0.5 million increase in revenues from RMaaS, and $0.6 million in our training and customer reimbursable expense. These increases were in large part related to the revenue attributable from our acquisition of Revitas and continued growth of our SaaS business.

Cost of Revenues

	Three Months Ended March 31,
	2017		2016		Change
		% of		% of
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
License and implementation	$4,159	69%	$3,601	75%	$558	15%
SaaS and maintenance	11,880	44	10,238	48	1,642	16
Total cost of revenues	$16,039	48%	$13,839	53%	$2,200	16%

License and Implementation

Cost of license and implementation revenues increased by $0.6 million, or 15%, to $4.2 million during the three months ended March 31, 2017 from $3.6 million for the three months ended March 31, 2016, due to the increase to the related revenue. However, as a percentage of license and implementation revenues, cost of license and implementation revenues decreased from 75% to 69% during the three months ended March 31, 2017. The decrease in these costs as a percentage of total revenues was primarily due to more favorable mix of professional services engagements that had higher profit margins.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased by $1.6 million, or 16%, to $11.9 million during the three months ended March 31, 2017 from $10.2 million for the three months ended March 31, 2016 due to the increase to the related revenue  As a percentage of SaaS and maintenance revenues, cost of SaaS and maintenance revenues decreased from 48%  to 44% during the three months ended March 31, 2017, as we continued to improve gross margins due to increased efficiencies in our business and synergies related to our acquisition of Revitas.

Operating Expenses

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$8,934	$6,175	$2,759	45%
Sales and marketing	11,608	8,307	3,301	40
General and administrative	11,668	6,644	5,024	76
Total operating expenses	$32,210	$21,126	$11,084	52%

Research and Development

Research and development expenses increased by $2.8 million, or 45%, to $8.9 million during the three months ended March 31, 2017 from $6.2 million for the three months ended March 31, 2016. Employee related costs increased by $1.9 million, including the severance costs and increase in headcount related to the acquisition of Revitas. We also had a $0.6 million increase in costs associated with data center and consulting fees, along with $0.3 million increase in certain costs that had been previously been capitalized during the second quarter of 2016.

Sales and Marketing

Sales and marketing expenses increased by $3.3 million, or 40%, to $11.6 million during the three months ended March 31, 2017 from $8.3 million for the three months ended March 31, 2016. This increase was primarily due to a $2.4 million increase in employee-related costs, including severance, associated with our acquisition of Revitas, $0.8 million increase in intangible amortization expense due to the impact of acquisition and $0.1 million increase in travel and other costs.

General and Administrative

General and administrative expenses increased by $5.0 million, or 76%, to $11.7 million during the three months ended March 31, 2017 from $6.6 million for the three months ended March 31, 2016. The increase was primarily due to a $3.2 million increase in employee-related costs, including severance, in large part associated with our acquisition of Revitas, a $1.0 million increase in professional fees, including transaction related expenses, and a $0.8 million increase in facility, depreciation and other expenses.

Interest (Income) and Other (Income) Expense, Net

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands, except percentages)
Interest expense (income), net	$1,380	$(13)	$1,393	(10,715)%
Other (income) expense, net	$228	$(12)	$240	(2,000)%

Interest expense, $1.4 million increase during three months ended March 31, 2017 primarily due to borrowing activities to fund the Revitas acquisition.

Other (income) expenses, net primarily due to currency fluctuation recorded for our foreign operations.

Provision for (benefit from) Income Taxes

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(4,110)	$29	$(4,139)	(14,272)%

The change in income tax provision is primarily due to a discrete tax benefit of $4.2 million recorded in second quarter of fiscal 2017. The discrete item is a result of releasing a portion of our valuation allowance resulting from our acquisition of Revitas.

Comparison of the Six Months Ended March 31, 2017 and 2016

Revenues

	Six Months Ended March 31,
	2017		2016		Change
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenue:
License and implementation	$11,423	19%	$9,385	19%	$2,038	22%
SaaS and maintenance	49,897	81	41,161	81	8,736	21
Total revenues	$61,320	100%	$50,546	100%	$10,774	21%

License and Implementation

License and implementation revenues increased by $2.0 million, or 22% to $11.4 million during the six months ended March 31, 2017 from $9.4 million for the six months ended March 31, 2016. As a percentage of total revenue, license and implementation revenues were relatively unchanged as 19%. The increase in these revenues in absolute dollars was primarily as a result from the revenue attributable from the acquisition of Revitas in the second quarter of fiscal 2017.

SaaS and Maintenance

SaaS and maintenance revenues increased by $8.7 million, or 21%, to $49.9 million for the six months ended March 31, 2017 from $41.2 million for the six months ended March 31, 2016. As a percentage of total revenues, SaaS and maintenance revenues were relatively unchanged as 81%. The increase in these revenues was primarily due to the revenue attributable from the acquisition of Revitas in the second quarter of fiscal 2017 as well as continued growth in our SaaS business. The increase in our SaaS and maintenance revenues included a $4.5 million increase in our SaaS subscription, a $3.0 million increase in our maintenance and support and managed support services revenues, a $0.7 million increase in revenues from RMaaS and $0.5 million in our training and customer reimbursable expense.

Cost of Revenues

	Six Months Ended March 31,
	2017		2016		Change
		% of		% of
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
License and implementation	$7,773	68%	$7,018	75%	$755	11%
SaaS and maintenance	22,088	44	19,250	47	2,838	15
Total cost of revenues	$29,861	49%	$26,268	52%	$3,593	14%

License and Implementation

Cost of license and implementation revenues increased by $0.8 million, or 11%, to $7.8 million during the six months ended March 31, 2017 from $7.0 million for the six months ended March 31, 2016 due to the increase of related revenue. However, as a percentage of license and implementation revenues, cost of license and implementation revenues decreased from 75% to 68% during the six months ended March 31, 2017. The decrease in these costs as a percentage of total revenues was primarily due to more favorable mix of services and products partially offset by the increase in the accelerated amortization of a prepaid royalty agreement resulting from our continued business model shift from perpetual license sales to SaaS.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased by $2.8 million, or 15%, to $22.1 million during the six months ended March 31, 2017 from $19.3 million for the six months ended March 31, 2016. As a percentage of SaaS and maintenance revenues, cost of SaaS and maintenance revenues decreased from 47% to 44% during the six months ended March 31, 2017. The decreases in costs as a percentage of revenue are driven by our increased ability to drive efficiencies and synergies associated with the acquisition of Revitas.

Operating Expenses

	Six Months Ended March 31,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$14,909	$11,459	$3,450	30%
Sales and marketing	20,342	16,014	4,328	27
General and administrative	18,853	13,364	5,489	41
Total operating expenses	$54,104	$40,837	$13,267	32%

Research and Development

Research and development expenses increased by $3.5 million, or 30% to $14.9 million during the six months ended March 31, 2017 from $11.5 million for the six months ended March 31, 2016. Employee related expenses increased $1.5 million due to  severance and increased headcount related to our acquisition of Revitas, We also had a, $0.6 million increase in equipment and software-related costs, a $0.5 million increase in consulting costs and a $0.9 million increase in the costs previously capitalized and other costs.

Sales and Marketing

Sales and marketing expenses increased by $4.3 million, or 27%, to $20.3 million during the six months ended March 31, 2017 from $16.0 million for the six months ended March 31, 2016. Employee related expenses increased $2.8 million due to commissions, severance and increased headcount related to our acquisition of Revitas, We also had a $0.8 million increase of intangible amortization expense and a $0.7 million increase in marketing program and other expense.

General and Administrative

General and administrative expenses increased by $5.5 million, or 41%, to $18.9 million during the six months ended March 31, 2017 from $13.4 million for the six months ended March 31, 2016. Employee related costs increased $3.4 million due to, severance and increased headcount, inclusive of transitional employees, related to our acquisition of Revitas, We also had a $1.2 million increase in in professional service fees, predominately related to our acquisition of Revitas, and a $0.9 million increase in facility, deprecation and other expenses.

Interest and Other (Income) Expense, Net

	Six Months Ended March 31,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest (income) expense, net	$1,347	$(14)	$1,361	(9,721)%
Other (income) expense, net	$74	$45	$29	64%

Interest expense increased $1.4 million during the six months ended March 31, 2017 primarily due to borrowing in January 2017 in connection with the acquisition of Revitas as descripted in the Notes to the Condensed Consolidated Financial Statement.

Other (income) expenses, net primarily due to currency fluctuation recorded for our foreign operations.

Provision for (benefit from) Income Taxes

	Six Months Ended March 31,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(3,976)	$119	$(4,095)	(3,441)%

The change in income tax provision is primarily due to a discrete tax benefit of $4.2 million recorded in second quarter of fiscal 2017. The discrete item is a result of releasing a portion of our valuation allowance resulting from acquisition of Revitas.

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of $53.7 million. Based on our future expectations and historical usage, we believe our current cash and cash equivalents are sufficient to meet our operating cash flow needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts and expansion of our business, and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Term Loan

In January 2017, we and certain of our subsidiaries entered into a financing agreement with Crystal Financial SPV, LLC, pursuant to which we borrowed an aggregate principal amount of $50 million, which was used to fund part of the cash portion of the Revitas acquisition.

The term loans will bear interest at a rate of either (i) the Base Rate (as defined in the Financing Agreement) plus 9.25% or (ii) the LIBOR Rate (as defined in the Financing Agreement) plus 8.25%, as selected by us. For the quarter ending June 30, 2017, the Company selected LIBOR Rate plus 8.25%. The term loans mature on January 5, 2022. We must repay 0.625% of the aggregate principal amount, or $312,500, of the term loans on the last business day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2019. We may voluntarily prepay the terms loans, subject to a 3% premium for 24 months and 1% premium after 24 months and prior to 36 months. Certain mandatory prepayments are required upon the sale of certain assets, the receipt of certain insurance or condemnation proceeds or extraordinary receipts, the issuance of certain securities or debt, the occurrence of excess cash flows and the occurrence of certain restrictions on the business of the combined company or certain divestitures.

The financing agreement requires us to maintain certain financial covenants, including achieving certain levels of revenue from specified sources, as outlined in the agreement, and maintaining cash and cash-equivalents of $20.0 million net of accounts payable in excess of $0.5 million 90 days overdue. The financing agreement also contains certain non-financial covenants, including restricting our ability to dispose of assets, changing our organizational documents or amending our material agreements in a manner adverse to the lender, changing a method of accounting, merging with or acquiring other entities, incurring other indebtedness and  making certain investments. We were in compliance with all of the covenants described in the Financing Agreements as of March 31, 2017.

Our subsidiary guarantors have jointly and severally guaranteed the payment in full of all obligations under the Financing Agreement. Our and our subsidiary guarantor obligations under the financing agreement are secured by substantially all of our and their assets and a pledge of certain of our and their subsidiaries’ stock.

Cash Flows

	Six Months Ended March 31,
	2017	2016
Cash flows used in operating activities	$(13,611)	$(8,222)
Cash flows used in investing activities	(48,280)	(14,333)
Cash flows provided by financing activities	49,428	1,545

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended March 31, 2017 was primarily the result of our net loss of $20.1 million and $2.1 million change in operating assets and liabilities, partially offset by $4.3 million of non-cash adjustments comprised of $4.1 million in deferred income taxes benefits, $4.4 million in stock-based compensation and $3.5 million in depreciation and amortization. The net change in operating assets and liabilities consisted of a $0.9 million increase in accounts receivable primarily reflective of invoicing collections in excess of collection during the period, a $1.1 million decrease in deferred cost of implementation services, a $1.7 million decrease in prepaid expense and other assets, a $3.7 million increase in deferred revenue primarily due to timing of amount invoiced and revenue recognized, a $1.9 million decrease in other accrued and long term liabilities, an $0.8 million decrease in accrued employee compensation primarily due to payment of bonuses and other employee benefits, and an $0.8 million decrease in accounts payable.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended March 31, 2017 was primarily due to $47.8 million cash paid for the acquisition of Revitas, $0.3 million associated with capitalization of software development costs and purchases of property and equipment of $0.2 million. Net cash used in investing activities for the six months ended March 31, 2016 was primarily due to cash paid for the acquisition of a business of $12.6 million, $0.6 million associated with capitalization of software development costs and purchases of property and equipment of $1.1 million.

  Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2017 was primarily related to borrowing to fund part of our recent Revitas transaction, for which we received of $47.9 million of net cash proceeds during the six months of fiscal 2017, as well as $1.5 million from the exercises of stock options and purchase made under our employee stock purchase plan.

Net cash provided by financing activities for the six months ended March 31, 2016 was from the exercises of stock options and purchases made under our employee stock purchase plan.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States (U.S. GAAP). We define adjusted EBITDA as net loss before items discussed below, including: stock-based compensation expense, depreciation and amortization, acquisition and integration related expense, deferred revenue adjustment related to the acquisition of Revitas, interest (income) expense, net, other (income) expenses, net, certain legal expenses, and provision (benefit) for income taxes. We believe adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. We also use this measure internally to establish budgets and operational goals to manage our business and evaluate our performance.

We understand that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results of operations as reported under the U.S. GAAP. These limitations include:

•	adjusted EBITDA does not include deferred revenue adjustment, integration, and expense related to the Channelinsight and Revitas acquisitions;
•	adjusted EBITDA does not reflect stock-based compensation expense;
•

depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; adjusted EBITDA does not reflect any cash requirements for these replacements;

•	adjusted EBITDA does not reflect legal expense related to class action lawsuits;
•	adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following tables provide a reconciliation of adjusted EBITDA to net loss:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(12,490)	$(8,910)	$(20,090)	$(16,709)
Adjustments:
Stock-based compensation expense	2,553	2,608	4,448	5,158
Depreciation and amortization	2,399	1,536	3,493	2,856
Deferred revenue adjustment	2,100	—	2,100	—
Acquisition and integration related expense	3,563	268	4,765	547
Interest (income) expense, net	1,380	(13)	1,347	(14)
Other (income) expenses, net	228	(12)	74	45
Legal expenses	—	—	—	305
Provision (benefit) for income taxes	(4,110)	29	(3,976)	119
Adjusted EBITDA	$(4,377)	$(4,494)	$(7,839)	$(7,693)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and debt. Our primary exposure to market risk is interest income and expense sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations. In addition, as of March 31, 2017, we had approximately $56.8 million, respectively, in long-term debt with variable interest components. With respect to our interest expense for the six months ended March 31, 2017, a 10% change in interest rates would have resulted in an increase of $0.1 million, respectively, in our interest expense for such period.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of March31, 2017, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events.

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

We have incurred net losses of $12.5 million and $8.9 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $155.8 million. We expect that our expenses will increase in future periods due to our recent acquisition and as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, continuing to penetrate the technology industry and integrating the personnel, products, technologies and customers of Revitas. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs will also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset these expected increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

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

Our operating results have historically varied from period to period, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to increase sales to and renew agreements with our existing customers;
•	our ability to expand and improve the productivity of our direct sales force;
•	our ability to attract and retain new customers and to improve sales execution;
•	the continued ability to transition from an on-premise to a cloud-based business model;
•	our ability to transition effectively to a new Chief Financial Officer;
•	the timing and volume of incremental customer purchases of our cloud-based solutions, which may vary from period to period based on a customer’s needs at a particular time;
•	our ability to successfully expand our business domestically and internationally ;
•	costs and amortization related to the acquisition of Revitas, Inc., or Revitas;
•	our ability to successfully integrate Revitas;

•	disruptions in our relationships with partners;
•	the timing of new orders and revenue recognition for new and prior period orders;
•	changes in the competitive landscape of our industry, including mergers or consolidation among our customers or competitors;
•	the complexity of implementations and the scheduling and staffing of the related personnel, each of which can affect the timing and duration of revenue recognition;
•	issues related to changes in customers’ business requirements, project scope, implementations or market needs;
•	the mix of revenues in any particular period between license and implementation, and SaaS and maintenance;
•	the timing of upfront recognition of sales commission expense relative to the deferred recognition of our revenues;
•	the timing of recognition of payment of royalties;
•	the timing of our annual payment and recognition of employee non-equity incentive and bonus payments;
•	the budgeting cycles and purchasing practices of customers;
•	changes in customer requirements or market needs;
•	delays or reductions in information technology spending and resulting variability in customer orders from quarter to quarter;
•	delays or difficulties encountered during customer implementations, including customer requests for changes to the implementation schedule;
•	the timing and success of new product or service introductions by us or our competitors;
•	the amount and timing of any customer refunds or credits;
•	our ability to accurately estimate the costs associated with any fixed bid projects;
•	deferral of orders from customers in anticipation of new solutions or solution enhancements announced by us or our competitors;
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

Our success depends on the expertise, efficacy and continued services of our executive officers, who are geographically dispersed. We have in the past and may in the future continue to experience changes in our executive management team resulting from the hiring or departure of executives, which may be disruptive to our business. For example, in May 2017, we hired a new Chief Financial Officer, who is tasked with implementing initiatives to expand and enhance our operating strategy, and  in January 2017, we hired a new Senior Vice President and Chief Revenue Officer, who is tasked with implementing initiatives to develop scalable sales processes. In addition, we hired four key executives in connection with the Revitas acquisition who now have leadership positions in the combined company. The impact of hiring new executives and implementing these initiatives may not be immediately realized. We are also substantially dependent on the continued service of our existing development and services personnel because of their familiarity with the inherent complexities of our solutions.

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

A substantial majority of our total revenues have come from sales of our enterprise application suite, and decreases in demand for our enterprise application suite could adversely affect our results of operations and financial condition.

Historically, a substantial majority of our total revenues has been associated with our enterprise application suite, whether deployed as individual applications or as a complete suite. We expect our enterprise application suite to continue to generate a substantial majority of our total revenues for the foreseeable future. Declines and variability in demand for our enterprise application suite could occur for a number of reasons, including improved products or product versions being offered by competitors, competitive pricing pressures, failure to release new or enhanced versions on a timely basis, technological changes that we are unable to address or that change the way our customers utilize our solutions, reductions in technology spending, export restrictions or other regulatory or legislative actions that could limit our ability to sell those products to key customer or market segments. Our business, results of operations, financial condition and cash flows would be adversely affected by a decline in demand for our enterprise application suite.

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

Our ability to increase revenues from existing customers and attract new customers depends in large part on our ability to enhance and improve our existing solutions and to develop and introduce new applications. The success of any enhancement or new application depends on several factors, including timely completion, adequate quality testing, introduction and market acceptance. Any enhancement or new application that we develop (such as our Revenue Cloud and Revenue Management as a Service) or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to successfully enhance our existing solutions and develop new applications to meet customer requirements, our business and operating results will be adversely affected.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (Code), and similar state law provisions, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) to offset future taxable income. If our existing NOLs are subject to limitations arising from ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, also could result in an ownership change under Section 382 of the Code. There is also a risk that our NOLs could expire, or otherwise be unavailable to offset future income tax liabilities due to changes in the law, including regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we attain profitability. For example, certain NOLs have begun to expire in 2016.

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

Date: May 9, 2017

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