Form 10-Q
period 2017-06-30
MODEL N, INC.
filed 2017-08-09
CIK 1118417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 28, 2017, the registrant had 29,093,002 shares of common stock, $0.00015 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MODEL N, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	As of	As of
	June 30,	September 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$51,831	$66,149
Accounts receivable, net of allowance for doubtful accounts of $202 as of June 30, 2017 and $0 as of September 30, 2016	33,715	19,925
Deferred cost of implementation services, current portion	679	1,630
Prepaid expenses	3,223	4,845
Other current assets	534	283
Total current assets	89,982	92,832
Property and equipment, net	5,531	6,141
Goodwill	39,283	6,939
Intangible assets, net	41,573	5,684
Other assets	857	1,371
Total assets	$177,226	$112,967
Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable	$3,729	$3,334
Accrued employee compensation	13,874	8,349
Accrued liabilities	3,890	3,707
Deferred revenue, current portion	51,966	28,854
Total current liabilities	73,459	44,244
Deferred revenue, net of current portion	550	1,924
Long term debt	57,025	—
Other long-term liabilities	1,025	597
Total liabilities	132,059	46,765
Commitments and contingencies
Stockholders' equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 29,093 and 27,891 shares issued and outstanding at June 30, 2017 and September 30, 2016, respectively	4	4
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	211,899	202,506
Accumulated other comprehensive loss	(465)	(562)
Accumulated deficit	(166,271)	(135,746)
Total stockholders' equity	45,167	66,202
Total liabilities and stockholders' equity	$177,226	$112,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Revenues:
License and implementation	$5,714	$5,119	$17,137	$14,504
SaaS and maintenance	28,530	22,798	$78,427	63,959
Total revenues	34,244	27,917	95,564	78,463
Cost of revenues:
License and implementation	3,333	3,521	11,106	10,539
SaaS and maintenance	12,439	10,330	34,527	29,580
Total cost of revenues	15,772	13,851	45,633	40,119
Gross profit	18,472	14,066	49,931	38,344
Operating expenses:
Research and development	8,393	6,190	23,302	17,649
Sales and marketing	10,739	7,982	31,081	23,996
General and administrative	8,096	8,409	26,949	21,773
Total operating expenses	27,228	22,581	81,332	63,418
Loss from operations	(8,756)	(8,515)	(31,401)	(25,074)
Interest (income) expense, net	1,442	(14)	2,789	(28)
Other (income) expenses, net	3	(22)	77	23
Loss before income taxes	(10,201)	(8,479)	(34,267)	(25,069)
Provision for (benefit from) income taxes	234	167	(3,742)	286
Net loss	$(10,435)	$(8,646)	$(30,525)	$(25,355)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.36)	$(0.31)	$(1.07)	$(0.93)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	28,936	27,573	28,464	27,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(10,435)	$(8,646)	$(30,525)	$(25,355)
Other comprehensive (loss) income, net
Change in foreign currency translation adjustment	50	(96)	97	(121)
Total comprehensive loss	$(10,385)	$(8,742)	$(30,428)	$(25,476)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(30,525)	$(25,355)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,866	4,402
Stock-based compensation	6,935	8,787
Amortization of debt discount and issuance cost	502	—
Deferred income taxes	(4,019)	65
Other non-cash charges	239	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(7,561)	(2,587)
Prepaid expenses and other assets	2,592	(996)
Deferred cost of implementation services	1,289	(914)
Accounts payable	(854)	517
Accrued employee compensation	1,482	(638)
Other accrued and long-term liabilities	(1,085)	1,862
Deferred revenue	8,875	7,087
Net cash used in operating activities	(16,264)	(7,770)
Cash flows from investing activities:
Purchases of property and equipment	(290)	(1,629)
Acquisition of businesses, net of cash acquired	(47,773)	(12,615)
Capitalization of software development costs	(335)	(880)
Net cash used in investing activities	(48,398)	(15,124)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	2,457	2,035
Proceeds from term loan	48,686	—
Debt issuance costs	(806)	—
Net cash provided by financing activities	50,337	2,035
Effect of exchange rate changes on cash and cash equivalents	7	(35)
Net decrease in cash and cash equivalents	(14,318)	(20,894)
Cash and cash equivalents
Beginning of period	66,149	91,019
End of period	$51,831	$70,125

Supplemental Disclosure of Cash Flow Data:
Non-cash investing and financing activities:
Promissory notes issued for acquisition	$8,643	$-

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

In the opinion of management, the unaudited interim consolidated financial statements include all the normal recurring adjustments necessary to present fairly the condensed consolidated financial statements. The results of operations for the nine months ended June 30, 2017 were not necessarily indicative of the operating results for the full fiscal year 2017 or any future periods.

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

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

principal versus agent considerations in ASU 2014-09, and ASU 2016-10, Revenue from Contracts with Customers (Topic 606)—Identifying Performance Obligations and Licensing, which was issued in April 2016, and amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property.

The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company does not plan to early adopt, and accordingly, the Company will adopt the new standard effective October 1, 2018.

The Company is currently evaluating the adoption approach. The Company’s final determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, system readiness, and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements and our ability to maintain two sets of financials under current and new standards if we were to adopt the full retrospective approach.

The Company is in the initial stages of our evaluation of the impact of the new standard on our accounting policies, processes, and system requirements. The Company has assigned internal resources in addition to the engagement of third party service providers to assist in the evaluation. Furthermore, The Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. While the Company continues to assess all potential impacts under the new standard, there is the potential for significant impacts to the timing of recognition of subscription revenue and professional services revenue.

For certain SaaS arrangements prior to fiscal year 2016, the Company has historically concluded that we did not have standalone value to the customer without the implementation services.  The entire arrangement consideration, including subscription fees and related implementation services fees, were accounted for as a single unit of accounting and recognized ratably beginning the day the customer was provided access to the subscription service through the end of the contractual period.  During fiscal year 2016, the Company concluded that the SaaS deliverable has standalone value to the customer without the implementation services, primarily due to the number of third-party consulting companies that have the know-how to be able to independently perform the implementation services.  Under the new standard, subscription service and professional services, are distinct performance obligations and, therefore, should be separately recognized over time. The Company estimates the potential impact would be an acceleration of revenue in general.  However, the Company is still in the early stages of the assessment.

As part of our preliminary evaluation, the Company has also considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers, and the interpretations of the FASB Transition Resource Group for Revenue Recognition (TRG) from their November 7, 2016 meeting with respect to capitalization and amortization of incremental costs of obtaining a contract.

While the Company continues to assess the potential impacts of the new standard, including the areas described above, and anticipates this standard could have a material impact on our consolidated financial statements, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans to alleviate substantial doubt about the Company’s ability to continue as a going concern. The guidance becomes effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect the adoption of this ASU to have a material impact on the Company’s disclosures in the footnotes to its consolidated financial statements.

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

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230), amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The guidance becomes effective for the Company at the beginning of its first quarter of fiscal 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact this standard will have on its consolidated financial statements, but does not believe this will have material impact on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment. This new accounting standard update simplifies the measurement of goodwill by eliminating the Step two impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  The new guidance requires a comparison of the Company’s fair value of with carrying amount and the Company is required to recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. Additionally, we should consider income tax effects from any tax deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable.  The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): providing clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of this standard, but does not believe this will have material impact on its consolidated financial statements.

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

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company included Revitas’ results of operations from the date of acquisition and the estimated fair value of assets and liabilities in its consolidated balance sheets. The Company incurred acquisition and transaction costs associated with the acquisition of Revitas of approximately $2.0 million for the nine months ended June 30, 2017, which were recorded as general and administrative expenses.

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

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We do not expect the goodwill recognized as a part of the acquisition to be deductible for income tax purposes. See Note 4, “Goodwill” for additional information.

Unaudited Pro Forma Combined Consolidated Financial Information

The results of operations for Revitas and the estimated fair values of the assets acquired and liabilities assumed have been included in the Company’s consolidated financial statements since the respective dates of acquisition. Since the close of the acquisition, Revitas contributed approximately $15.5 million to the Company’s revenue and increased net losses by $3.9 million.

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

The following unaudited pro forma combined consolidated financial information has been prepared by the Company using the acquisition method of accounting to give effect to the Revitas acquisition as if it had occurred on October 1, 2015. The following table sets forth the unaudited pro forma consolidated combined results of operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)
Revenue	$34,244	$37,468	$104,622	$110,332
Net loss	(10,343)	(10,158)	(36,527)	(29,477)
Net loss per shares-basic and diluted	$(0.36)	$(0.37)	$(1.28)	$(1.08)

3.	Consolidated Balance Sheet Components

Components of property and equipment, and intangible assets consisted of the following:

Property and Equipment

	As of	As of
	June 30,	September 30,
	2017	2016
	(in thousands)
Computer software and equipment	$10,481	$9,319
Furniture and fixtures	1,294	1,117
Leasehold improvements	1,461	1,240
Software development costs	8,706	8,254
Total property and equipment	21,942	19,930
Less: Accumulated depreciation and amortization	(17,087)	(14,582)
Property and equipment, net	4,855	5,348
Add: Capital projects in progress	676	793
Total property and equipment, net	$5,531	$6,141

Depreciation expense totaled $1.0 million and $1.2 million for the three months ended June 30, 2017 and 2016, respectively, and $2.7 million and $3.4 million for the nine months ended June 30, 2017 and 2016, respectively.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intangible Assets

	Estimated	As of June 30, 2017
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	(in Years)	Amount	Amortization	Amount
		(in thousands)
Intangible Assets:
Developed technology	5-6	$12,083	$(4,069)	$8,014
Backlog	5	280	(200)	80
Customer relationships	3-10	36,599	(3,195)	33,404
Trade name	1	260	(185)	75
Total		$49,222	$(7,649)	$41,573

	Estimated	As of September 30, 2016
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	(in Years)	Amount	Amortization	Amount
		(in thousands)
Intangible Assets:
Developed technology	5	$5,313	$(2,857)	$2,456
Backlog	5	280	(149)	131
Non-competition agreement	3	100	(100)	—
Customer relationships	3-10	4,419	(1,331)	3,088
Trade name	1	110	(101)	9
Total		$10,222	$(4,538)	$5,684

The Company recorded amortization expense related to the acquired intangible assets of $1.4 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and $3.2 million and $1.0 million for the nine month ended June 30, 2017 and 2016, respectively.

Estimated future amortization expense for the intangible assets as of June 30, 2017 is as follows (in thousands):

2017 (remaining 3 months)	$1,418
2018	5,559
2019	5,466
2020	4,751
2021 and thereafter	24,379
Total future amortization	$41,573

4.	Goodwill

The changes in the carrying amount of goodwill for the nine months ended June 30, 2017 consisted of the following (in thousands):

Balance as at September 30, 2016	$6,939
Add: Goodwill from acquisition of business	32,344
Balance as at June 30, 2017	$39,283

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

The Company was in compliance with all of the covenants described in the Financing Agreements as of June 30, 2017.

The subsidiary guarantors have jointly and severally guaranteed the payment in full of all obligations under the Financing Agreement. The Company and the subsidiary guarantors’ obligations under the Financing Agreement are secured by substantially all of their assets and a pledge of certain of the Company and the subsidiaries’ stock.

Promissory Notes

Also, in connection with the Revitas acquisition, the Company incurred $10.0 million in debt in the form of two promissory notes with the sellers, one which will mature on July 5, 2018 and the other which will mature on January 5, 2020. These promissory notes bear interest at the rate of 3% per annum, and are subject to a right of set-off as partial security for the indemnification obligations of target’s stockholders under the Merger Agreement. These promissory notes are subordinate to the term loan. The preliminary fair value of the promissory notes of $8.6 million was determined based on a discounted future cash flow at 9.96% interest rate, which represents an arm’s length interest rate.

As of June 30, 2017, the term loan and promissory notes consisted of the following:

Amount
(in thousands)
Principal	$60,000
Unamortized debt discount and issuance costs	(2,975)
Net carrying amount	$57,025

The Company incurred approximately $0.8 million in transaction costs in connection with the term loan. These costs are included as part of the Company’s debt. The effective interest rate for the term loan is 10.2%, the 18 month promissory note is 9.24% and the 36 month promissory note is 8.94%.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Future scheduled principal payments for the term loan and promissory notes as of June 30, 2017 were as follows (in thousands):

Fiscal Year
2017 (remaining 3 months)	—
2018	5,000
2019	929
2020	6,213
2021	1,183
thereafter	46,675
Total	$60,000

6.	Fair Value of Financial Instruments

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

The table below sets forth the Company’s cash equivalents as of June 30, 2017 and September 30, 2016, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of June 30, 2017:
Assets:
Cash equivalents:
Money market fund deposits	$10	$—	$—	$10
Total	$10	$—	$—	$10
As of September 30, 2016:
Assets:
Cash equivalents:
Money market fund deposits	$45,550	$—	$—	$45,550
Total	$45,550	$—	$—	$45,550

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s cash equivalents as of June 30, 2017 and September 30, 2016 consisted of a money market funds with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of June 30, 2017 and September 30, 2016. The Company’s financial instruments not measured at fair value on a recurring basis include cash, accounts receivable, accounts payable and accrued liabilities, and are reflected in the financial statements at cost and approximates their fair value due to their short-term nature. The term loan carrying value is approximately fair value since the term loan bears interest at rates that fluctuate with the changes in the Base Rate or the Libor Rate as selected by the Company. The promissory notes carrying values approximate their fair value as of June 30, 2017.

7.	Stock-based Compensation

As of June 30, 2017, 4.6 million shares were available for future stock awards under the Company’s equity plans.  There were no stock options granted during three months and nine months ended June 30, 2017 and 2016, respectively.

The following table summarizes the stock option activity and related information under all equity plans:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercised	Contract	Intrinsic
	(thousands)	Price	Term (in Years)	Value (in thousands)
Balance at September 30, 2016	806	$6.31	3.56	$4,103
Granted	—	—	—
Exercised	(310)	3.77	—
Forfeited	—	—	—
Expired	(20)	11.41	—
Balance at June 30, 2017	476	$7.79	3.78	$2,635
Options exercisable as of June 30, 2017	476	$7.79	3.78	$2,635
Options vested and expected to vest as of June 30, 2017	476	$7.79	3.78	$2,635

The following table summarizes the Company’s restricted stock units activity under all equity award plans:

		Weighted
		Average
	Restricted Stock	Grant Date
	Units Outstanding	Fair Value
	(in thousands)
Balance at September 30, 2016	3,117	$11.81
Granted	1,534	11.45
Released	(750)	10.35
Forfeited	(1,105)	10.59
Balance at June 30, 2017	2,796	$12.44

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-based Compensation

Stock-based compensation recorded in the statements of operations is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Cost of revenues:
License and implementation	$296	$239	$740	$659
SaaS and maintenance	290	261	742	745
Total stock-based compensation in cost of revenue	586	500	1,482	1,404
Operating expenses:
Research and development	512	401	1,273	963
Sales and marketing	835	881	1,744	2,124
General and administrative	554	1,847	2,436	4,296
Total stock-based compensation in operating expense	1,901	3,129	5,453	7,383
Stock-based compensation in operating loss	2,487	3,629	6,935	8,787
Total stock-based compensation	$2,487	$3,629	$6,935	$8,787

8.	Income Taxes

The Company recorded an income tax (benefit) expense of $234,000 and $167,000, representing effective income tax rates of 2.3% and 2.0%, for the three months ended June 30, 2017 and 2016, respectively; and ($3.7) million and $286,000, representing effective income rates of (10.9)% and 1.1%, for the nine months ended June 30, 2017 and 2016, respectively. The increase in income tax benefit is due primarily to a discrete tax benefit recorded as a result of a partial release of valuation allowance resulting from the acquisition of Revitas.

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Basic and diluted:
Net loss attributable to common stockholders	$(10,435)	$(8,646)	$(30,525)	$(25,355)
Denominator:
Basic and diluted:
Weighted Average Shares Used in Computing Net Loss per Share Attributable to Common Stockholders	28,936	27,573	28,464	27,211
Net Loss per Share Attributable to Common Stockholders:
Basic and diluted	$(0.36)	$(0.31)	$(1.07)	$(0.93)

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Stock options	380	609	496	757
Performance-based restricted stock units and restricted stock units	747	778	801	627

10.	Litigation and Contingencies

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

Revenues from External Customers

Revenues from customers outside of the United States were 10% and 12% of total revenues for the three months ended June 30, 2017 and 2016, respectively, and 10% and 9% of total revenues for the nine months ended June 30, 2017 and 2016, respectively. However, no single jurisdiction outside of the United States represented more than 10% of total revenues.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region:

	As of	As of
	June 30,	September 30,
	2017	2016
	(in thousands)
United States	$4,600	$4,817
India	931	1,324
Total property and equipment, net	$5,531	$6,141

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leader in Revenue Management solutions for life science and technology companies. Driving mission-critical business processes such as configure, price and quote (CPQ), contract and rebate management, business intelligence, and regulatory compliance, our solutions transform the revenue lifecycle from a series of disjointed operations into a strategic end-to-end process.  With deep industry expertise, we support the complex business needs of the world’s leading brands in life sciences, technology and manufacturing across more than 100 countries.

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

We derive revenues primarily from the sale of our cloud-based and professional services, as well as maintenance and support and managed support services. We price our solutions based on a number of factors, including revenues under management and number of users. We also derive revenues from selling professional services related to past sales of perpetual licenses. Maintenance and support revenues are recognized ratably over the support period, which is typically one year. SaaS revenues for cloud-based solutions are derived from subscription fees from customers accessing our cloud-based solutions, as well as from associated implementation and professional services. The actual timing of revenue recognition may vary based on our customers’ implementation requirements and availability of our services personnel.

We market and sell our solutions to customers in the life science and technology industries. While we have historically generated the substantial majority of our revenues from companies in the life science industry, we have also grown our base of technology customers and intend to continue to focus on increasing the revenues from customers in the technology industry. Our most significant customers in any given period generally vary from period to period due to the timing in the delivery of our professional services and related revenue recognition.

For the three months ended June 30, 2017 and 2016, our total revenues were $34.2 million and $27.9 million, respectively, representing a year-over-year increase of approximately 23%, primarily due to improvements in sales execution and the acquisition of Revitas, which was partially offset by a decrease in our licensing and implementation revenues as we no longer sell perpetual licenses and our business model continues to shift towards our cloud-based solutions.

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

License and Implementation

License and implementation revenues are generated from the sale of software licenses for our on-premise solutions and related professional services. We expect our license and implementation revenues for the fiscal year 2017 to be lower as a percentage of total revenue from those recorded in the fiscal year ended on September 30, 2016, as we no longer sell perpetual licenses.

SaaS and Maintenance

SaaS and maintenance revenues primarily include subscription and related professional fees from customers accessing our cloud-based solutions and revenues associated with maintenance contracts from license customers. Also included in SaaS and maintenance revenues are other revenues, including revenues related to managed support services, training and customer-reimbursed expenses. The SaaS model is the primary way we sell to our customers in our vertical markets.  Accordingly, we expect that SaaS and maintenance revenues for the fiscal year 2017 will be higher both in absolute dollars and as a percentage of total revenues than fiscal year 2016 as we continue to acquire new SaaS customers, expand our SaaS offerings within our existing customers and convert our existing on-premise customers to cloud-based solutions.

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

SaaS and Maintenance

Cost of SaaS and maintenance revenues includes those costs related to the implementation of our cloud-based solutions, maintenance and support and managed support services training and customer-reimbursed expenses. Cost of SaaS and maintenance revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation, royalty, facility expense, and depreciation related to server equipment and capitalized software, reimbursable expenses, third-party contractors and data center-related expenses. We believe that cost of SaaS and maintenance revenues will continue to increase in absolute dollars as we continue to sell more cloud-based products and subscriptions.

Operating Expenses

Research and Development

Our research and development expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation and third-party contractors. Our software development costs for new software solutions and enhancements to existing software solutions are generally expensed as incurred. In the past, we capitalized development costs in connection with the development of new cloud-based services. We expect our research and development expenses to increase in absolute dollars due to the increase in headcount related to our recent acquisition of Revitas.

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel-related costs including salary, bonus, commissions, stock-based compensation, amortization of intangible, travel-related expenses and marketing programs. We expect our sales and marketing expenses to increase in absolute dollars due to the increase in headcount related to our recent acquisition of Revitas and as we continue to invest in our sales and marketing organization, increase the number of sales and marketing employees and increase market program spend to grow new business.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
License and implementation	$5,714	$5,119	$17,137	$14,504
SaaS and maintenance	28,530	22,798	78,427	63,959
Total revenues	34,244	27,917	95,564	78,463
Cost of Revenues:
License and implementation	3,333	3,521	11,106	10,539
SaaS and maintenance	12,439	10,330	34,527	29,580
Total cost of revenues	15,772	13,851	45,633	40,119
Gross profit	18,472	14,066	49,931	38,344
Operating Expenses:
Research and development	8,393	6,190	23,302	17,649
Sales and marketing	10,739	7,982	31,081	23,996
General and administrative	8,096	8,409	26,949	21,773
Total operating expenses	27,228	22,581	81,332	63,418
Loss from operations	(8,756)	(8,515)	(31,401)	(25,074)
Interest (income) expense, net	1,442	(14)	2,789	(28)
Other (income) expenses, net	3	(22)	77	23
Loss before income taxes	(10,201)	(8,479)	(34,267)	(25,069)
Provision for (benefit from) income taxes	234	167	(3,742)	286
Net loss	$(10,435)	$(8,646)	$(30,525)	$(25,355)

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenues

	Three Months Ended June 30,
	2017		2016		Change
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenue:
License and implementation	$5,714	17%	$5,119	18%	$595	12%
SaaS and maintenance	28,530	83	22,798	82	5,732	25
Total revenues	$34,244	100%	$27,917	100%	$6,327	23%

License and Implementation

License and implementation revenues increased by $0.6 million, or 12% to $5.7 million during the three months ended June 30, 2017 from $5.1 million for the three months ended June 30, 2016. As a percentage of total revenue, license and implementation revenues decreased from 18% to 17%. The decrease in revenue as a percentage of total revenue was primarily due to fewer sales of perpetual licenses and related implementation services as we shifted our business model towards cloud-based solutions and stopped selling perpetual licenses. The increase in revenue in absolute dollars was primarily due to the revenue attributable from the acquisition of Revitas.

SaaS and Maintenance

SaaS and maintenance revenues increased by $5.7 million, or 25%, to $28.5 million for the three months ended June 30, 2017 from $22.8 million for the three months ended June 30, 2016. As a percentage of total revenues, SaaS and maintenance revenues increased from 82% to 83%. The increase in our SaaS and maintenance revenues was primarily driven by an increase in our SaaS subscriptions of $3.3 million, a $2.7 million increase in our maintenance and support and managed support services revenues, partially offset by a $0.3 million decrease in our training and customer reimbursable expenses. These increases were in large part related to the revenue attributable from our acquisition of Revitas and continued growth of our cloud-based solutions. We intend to focus on growing our recurring revenue from SaaS and maintenance in future periods.

Cost of Revenues

	Three Months Ended June 30,
	2017		2016		Change
		% of		% of
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
License and implementation	$3,333	58%	$3,521	69%	$(188)	(5)%
SaaS and maintenance	12,439	44	10,330	45	2,109	20
Total cost of revenues	$15,772	46%	$13,851	50%	$1,921	14%

License and Implementation

Cost of license and implementation revenues decreased by $0.2 million, or 5%, to $3.3 million during the three months ended June 30, 2017 from $3.5 million for the three months ended June 30, 2016. The decrease was primarily due to a reduction in resources allocated to the licensee and implementation related professional services. As a percentage of license and implementation revenues, cost of license and implementation revenues decreased from 69% to 58% during the three months ended June 30, 2017 due to the mix of professional services engagements.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased by $2.1 million, or 20%, to $12.4 million during the three months ended June 30, 2017 from $10.3 million for the three months ended June 30, 2016 due to the increase to the related revenue  As a percentage of SaaS and maintenance revenues, cost of SaaS and maintenance revenues decreased from 45% to 44% during the three months ended June 30, 2017, as we continued to improve gross margins due to increased efficiencies in our business and synergies related to our acquisition of Revitas.

Operating Expenses

	Three Months Ended June 30,
	2017	2016	Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$8,393	$6,190	$2,203	36%
Sales and marketing	10,739	7,982	2,757	35
General and administrative	8,096	8,409	(313)	(4)
Total operating expenses	$27,228	$22,581	$4,647	21%

Research and Development

Research and development expenses increased by $2.2 million, or 36%, to $8.4 million during the three months ended June 30, 2017 from $6.2 million for the three months ended June 30, 2016. Employee-related costs increased by $1.4 million due to an increase in headcount related to the acquisition of Revitas. We also had a $0.8 million increase in costs associated with our data center, travel cost, consulting fees and other costs.

Sales and Marketing

Sales and marketing expenses increased by $2.8 million, or 35%, to $10.7 million during the three months ended June 30, 2017 from $8.0 million for the three months ended June 30, 2016. This increase was primarily due to a $1.5 million increase in employee-related costs, including an increase in compensation and headcount associated with our acquisition of Revitas, an $0.8 million increase in intangible amortization expense due to the impact of the Revitas acquisition and a $0.5 million increase in marketing program and other costs.

General and Administrative

General and administrative expenses decreased by $0.3 million, or 4%, to $8.1 million during the three months ended June 30, 2017 from $8.4 million for the three months ended June 30, 2016. The decrease was primarily due to $0.9 million in one-time accounting and legal fees incurred during the third quarter of 2016 related to the Revitas acquisition, a $0.2 million decrease in third party contractors, partially offset by a $0.8 million increase facility, depreciation and other expense resulting from our acquisition of Revitas.

Interest (Income) and Other (Income) Expense, Net

	Three Months Ended June 30,
	2017	2016	Change
	(in thousands, except percentages)
Interest expense (income), net	$1,442	$(14)	$1,456	(10,400)%
Other (income) expense, net	$3	$(22)	$25	(114)%

Interest expense increased $1.5 million during the three months ended June 30, 2017 primarily due to borrowings in connection with the acquisition of Revitas as described in the Notes to the Condensed Consolidated Financial Statement.

Other (income) expenses, net is primarily due to currency fluctuation impacts recorded for our foreign operations.

Provision for (benefit from) Income Taxes

	Three Months Ended June 30,
	2017	2016	Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$234	$167	$67	40%

Provision for income taxes was primarily related to the state minimum tax and foreign tax on our profitable foreign operations. The change in income tax provision was primarily due to the change in income related to our foreign operations.

Comparison of the Nine Months Ended June 30, 2017 and 2016

Revenues

	Nine Months Ended June 30,
	2017		2016		Change
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenue:
License and implementation	$17,137	18%	$14,504	18%	$2,633	18%
SaaS and maintenance	78,427	82	63,959	82	14,468	23
Total revenues	$95,564	100%	$78,463	100%	$17,101	22%

License and Implementation

License and implementation revenues increased by $2.6 million, or 18% to $17.1 million during the nine months ended June 30, 2017 from $14.5 million for the nine months ended June 30, 2016. As a percentage of total revenue, license and implementation revenues were relatively unchanged at 18%. The increase in these revenues in absolute dollars was primarily as a result of the revenue attributable from the acquisition of Revitas in the second quarter of fiscal 2017.

SaaS and Maintenance

SaaS and maintenance revenues increased by $14.5 million, or 23%, to $78.4 million for the nine months ended June 30, 2017 from $64.0 million for the nine months ended June 30, 2016. As a percentage of total revenues, SaaS and maintenance revenues were relatively unchanged as 82%. The increase in these revenues was primarily due to the revenue attributable from the acquisition of Revitas in the second quarter of fiscal 2017 as well as continued growth in our SaaS business. The increase in our SaaS and maintenance revenues included an $8.6 million increase in our SaaS subscription, a $5.7 million increase in our maintenance and support and managed support services revenues, and $0.2 million in our training and customer reimbursable expense.

Cost of Revenues

	Nine Months Ended June 30,
	2017		2016		Change
		% of		% of
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
License and implementation	$11,106	65%	$10,539	73%	$567	5%
SaaS and maintenance	34,527	44	29,580	46	4,947	17
Total cost of revenues	$45,633	48%	$40,119	51%	$5,514	14%

License and Implementation

Cost of license and implementation revenues increased by $0.6 million, or 5%, to $11.1 million during the nine months ended June 30, 2017 from $10.5 million for the nine months ended June 30, 2016 due to the increase in related revenue. As a percentage of license and implementation revenues, cost of license and implementation revenues decreased from 73% to 65% during the nine months ended June 30, 2017. The decrease in these costs as a percentage of total revenues was primarily due to a more favorable mix of services and products partially offset by an increase in the accelerated amortization of a prepaid royalty agreement resulting from a shift to cloud-based solutions.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased by $4.9 million, or 17%, to $34.5 million during the nine months ended June 30, 2017 from $29.6 million for the nine months ended June 30, 2016. As a percentage of SaaS and maintenance revenues, cost of

SaaS and maintenance revenues decreased from 46% to 44% during the nine months ended June 30, 2017. The decreases in costs as a percentage of revenue were driven by our increased ability to drive efficiencies and synergies associated with the acquisition of Revitas.

Operating Expenses

	Nine Months Ended June 30,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$23,302	$17,649	$5,653	32%
Sales and marketing	31,081	23,996	7,085	30
General and administrative	26,949	21,773	5,176	24
Total operating expenses	$81,332	$63,418	$17,914	28%

Research and Development

Research and development expenses increased by $5.7 million, or 32% to $23.3 million during the nine months ended June 30, 2017 from $17.6 million for the nine months ended June 30, 2016. Employee related expenses increased $2.7 million due to severance and increased headcount related to our acquisition of Revitas. We also had a, $0.9 million increases in equipment and software-related costs, an $0.8 million increase in costs that had been previously capitalized, a $0.6 million increase in consulting costs, and a $0.7 million increase in travel and entertainment expense and other costs.

Sales and Marketing

Sales and marketing expenses increased by $7.1 million, or 30%, to $31.1 million during the nine months ended June 30, 2017 from $24.0 million for the nine months ended June 30, 2016. Employee-related expenses increased $4.7 million due to commissions, severance and increased headcount related to our acquisition of Revitas. We also had a $1.6 million increase of amortization expense related to intangible assets and an $0.8 million increase in marketing program and other expense.

General and Administrative

General and administrative expenses increased by $5.2 million, or 24%, to $26.9 million during the nine months ended June 30, 2017 from $21.8 million for the nine months ended June 30, 2016. Employee-related costs increased $3.3 million due to severance and increased headcount, inclusive of transitional employees, related to our acquisition of Revitas. We also had an $0.8 million increase in facility costs, and a $1.1 million increase in depreciation, consulting and other expenses.

Interest and Other (Income) Expense, Net

	Nine Months Ended June 30,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest (income) expense, net	$2,789	$(28)	$2,817	(10,061)%
Other (income) expense, net	$77	$23	$54	235%

Interest expense increased $2.9 million during the nine months ended June 30, 2017 primarily due to borrowings in connection with the acquisition of Revitas as described in the Notes to the Condensed Consolidated Financial Statement, partially offset by $0.1 million interest income.

Other (income) expenses, net primarily due to currency fluctuation recorded for our foreign operations.

Provision for (benefit from) Income Taxes

	Nine Months Ended June 30,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(3,742)	$286	$(4,028)	(1,408)%

The change in income tax provision is primarily due to a discrete tax benefit of $4.2 million recorded in the second quarter of fiscal 2017. The discrete item is a result of releasing a portion of our valuation allowance resulting from the acquisition of Revitas.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $51.8 million. Based on our future expectations and historical usage, we believe our current cash and cash equivalents are sufficient to meet our operating needs for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts and expansion of our business, and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Term Loan

In January 2017, we entered into a financing agreement pursuant to which we borrowed an aggregate principal amount of $50 million, which was used to fund part of the cash portion of the Revitas acquisition.

The term loan will bear interest at a rate of either (i) the Base Rate (as defined in the Financing Agreement) plus 9.25% or (ii) the LIBOR Rate (as defined in the Financing Agreement) plus 8.25%, as selected by us. For the quarter ending June 30, 2017, the Company selected LIBOR Rate plus 8.25%. The term loans mature on January 5, 2022. We must repay 0.625% of the aggregate principal amount, or $312,500, of the term loans on the last business day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2019. We may voluntarily prepay the terms loans, subject to a 3% premium for 24 months and 1% premium after 24 months and prior to 36 months. Certain mandatory prepayments are required upon the sale of certain assets, the receipt of certain insurance or condemnation proceeds or extraordinary receipts, the issuance of certain securities or debt, the occurrence of excess cash flows and the occurrence of certain restrictions on the business of the combined company or certain divestitures.

The Financing Agreement requires us to maintain certain financial covenants, including achieving certain levels of revenue from specified sources, as outlined in the agreement, and maintaining cash and cash-equivalents of $20.0 million net of accounts payable in excess of $0.5 million 90 days overdue. The financing agreement also contains certain non-financial covenants, including restricting our ability to dispose of assets, changing our organizational documents or amending our material agreements in a manner adverse to the lender, changing a method of accounting, merging with or acquiring other entities, incurring other indebtedness and  making certain investments. We were in compliance with all of the covenants described in the Financing Agreement as of June 30, 2017.

Our subsidiary guarantors have jointly and severally guaranteed the payment in full of all obligations under the Financing Agreement. Our and our subsidiary guarantor obligations under the financing agreement are secured by substantially all of our and their assets and a pledge of certain of our and their subsidiaries’ stock.

Cash Flows

	Nine Months Ended June 30,
	2017	2016
Cash flows used in operating activities	$(16,264)	$(7,770)
Cash flows used in investing activities	(48,398)	(15,124)
Cash flows provided by financing activities	50,337	2,035

Cash Flows from Operating Activities

Net cash used in operating activities during the nine months ended June 30, 2017 was primarily the result of our net loss of $30.5 million and a $4.7 million change in operating assets and liabilities, partially offset by $9.5 million of non-cash adjustments of deferred income taxes benefits, stock-based compensation and depreciation and amortization. The $4.7 million net change in operating assets and liabilities consisted of a $7.6 million increase in accounts receivable, primarily reflective of invoicing in excess of collections during the period, a $1.3 million decrease in deferred cost of implementation services, a $2.6 million decrease in prepaid expense and other assets, an $8.9 million increase in deferred revenue primarily due to timing of amount invoiced and revenue recognized, a $1.1 million decrease in other accrued and long term liabilities, a $1.5 million increase in accrued employee compensation primarily due to accrual of bonuses and other employee benefits, and a $0.9 million decrease in accounts payable.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended June 30, 2017 was primarily due to $47.8 million cash paid for the acquisition of Revitas, $0.3 million associated with capitalization of software development costs and purchases of property and equipment of $0.3 million.

Net cash used in investing activities for the nine months ended June 30, 2016 was primarily due to cash paid for the acquisition of a business of $12.6 million, $0.9 million associated with capitalization of software development costs and purchases of property and equipment of $1.6 million

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2017 was primarily related to borrowing funds as part of the Revitas transaction, for which we received of $47.9 million of net cash proceeds during the nine months of fiscal 2017, as well as $2.4 million from the exercises of stock options and purchase made under our employee stock purchase plan.

Net cash provided by financing activities for the nine months ended June 30, 2016 was from the exercises of stock options and purchases made under our employee stock purchase plan.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

•	adjusted EBITDA does not reflect legal expense related to class action lawsuits;
•	adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following tables provide a reconciliation of adjusted EBITDA to net loss:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(10,435)	$(8,646)	$(30,525)	$(25,355)
Adjustments:
Stock-based compensation expense	2,487	3,629	6,935	8,787
Depreciation and amortization	2,373	1,546	5,866	4,402
Deferred revenue adjustment	1,710	—	3,810	—
Acquisition and integration related expense	711	190	5,476	737
Interest (income) expense, net	1,442	(14)	2,789	(28)
Other (income) expenses, net	3	(22)	77	23
Legal expenses	—	—	—	305
Provision (benefit) for income taxes	234	167	(3,742)	286
Adjusted EBITDA	$(1,475)	$(3,150)	$(9,314)	$(10,843)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and debt. Our primary exposure to market risk is interest income and expense sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations. In addition, as of June 30, 2017, we had approximately $57.0 million, respectively, in long-term debt with variable interest components. With respect to our interest expense for the nine months ended June 30, 2017, a 10% change in interest rates would have resulted in an increase of $0.1 million, respectively, in our interest expense for such period.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of June 30, 2017, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events.

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

We have incurred net losses of $10.4 million and $8.6 million for the three months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $166.3 million. We expect that our expenses will increase in future periods due to our recent acquisition and as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology industry and integrating the personnel, products, technologies and customers of Revitas. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs will also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset these expected increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

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

Our operating results have historically varied from period to period, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to increase sales to and renew agreements with our existing customers;
•	our ability to expand and improve the productivity of our direct sales force;
•	our ability to attract and retain new customers and to improve sales execution;
•	the continued ability to transition from an on-premise to a cloud-based business model;
•	our ability to transition effectively to a new Chief Financial Officer;
•	the timing and volume of incremental customer purchases of our cloud-based solutions, which may vary from period to period based on a customer’s needs at a particular time;
•	our ability to successfully expand our business domestically and internationally;
•	costs and amortization related to the acquisition of Revitas, Inc., or Revitas;
•	our ability to successfully integrate Revitas;

•	disruptions in our relationships with partners;
•	the timing of new orders and revenue recognition for new and prior period orders;
•	changes in the competitive landscape of our industry, including mergers or consolidation among our customers or competitors;
•	the complexity of implementations and the scheduling and staffing of the related personnel, each of which can affect the timing and duration of revenue recognition;
•	issues related to changes in customers’ business requirements, project scope, implementations or market needs;
•	the mix of revenues in any particular period between license and implementation, and SaaS and maintenance;
•	the timing of upfront recognition of sales commission expense relative to the deferred recognition of our revenues;
•	the timing of recognition of payment of royalties;
•	the timing of our annual payment and recognition of employee non-equity incentive and bonus payments;
•	the budgeting cycles and purchasing practices of customers;
•	changes in customer requirements or market needs;
•	delays or reductions in information technology spending and resulting variability in customer orders from quarter to quarter;
•	delays or difficulties encountered during customer implementations, including customer requests for changes to the implementation schedule;
•	the timing and success of new product or service introductions by us or our competitors;
•	the amount and timing of any customer refunds or credits;
•	our ability to accurately estimate the costs associated with any fixed bid projects;
•	deferral of orders from customers in anticipation of new solutions or solution enhancements announced by us or our competitors;
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

Our success depends on the expertise, efficacy and continued services of our executive officers, who are geographically dispersed. We have in the past and may in the future continue to experience changes in our executive management team resulting from the hiring or departure of executives, which may be disruptive to our business. For example, in August 2017, we hired a new Chief Product Officer, in May 2017, we hired a new Chief Financial Officer and in January 2017, we hired a new Chief Revenue Officer. The impact of hiring new executives may not be immediately realized. We are also substantially dependent on the continued service of our existing development and services personnel because of their familiarity with the inherent complexities of our solutions.

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

Our solutions are used by our customers to manage and store personally identifiable information, proprietary information and sensitive or confidential data relating to their business. Although we maintain security features in our solutions, our security measures may not detect or prevent hacker interceptions, break-ins, security breaches, the introduction of viruses or malicious code, such as “ransomware,” and other disruptions that may jeopardize the security of information stored in and transmitted by our solutions. Cyber-attacks and other malicious Internet-based activity continue to increase generally. A party that is able to circumvent our security measures in our solutions could misappropriate our or our customers’ proprietary or confidential information, cause interruption in their operations, damage or misuse their computer systems and misuse any information that they misappropriate. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

There can be no assurance that limitation of liability, indemnification or other protective provisions in our contracts would be applicable, enforceable or adequate in connection with a security breach, or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. One or more large claims may be asserted against us that exceed our available insurance coverage, or changes in our insurance policies may occur, including premium increases or the imposition of large deductible or co-insurance requirements. If any compromise of the security of our solutions were to occur, we may be subject to litigation, indemnity obligations and other possible liabilities, and we may lose existing customers and the ability to attract future customers, any of which could harm our reputation, business, financial condition and results of operations and result in significant liability.

Our acquisition of other companies could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.

As part of our business strategy, we have in the past and may in the future make investments in other companies, solutions or technologies to, among other reasons, expand or enhance our product offerings. For example, in January 2017, we acquired Revitas, a provider of life sciences revenue management solutions. Revitas is larger and more complex than any previous acquisition we have made, and we may not be able to integrate Revitas’s business into our business in a successful manner. In the future, any significant acquisition would require the consent of our lenders. Any failure to receive such consent could delay or prohibit us from acquiring companies that we believe could enhance our business.

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

Date: August 8, 2017

MODEL N INC.

By:	/s/ David Barter
David Barter
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