Form 10-K
period 2017-09-30
MODEL N, INC.
filed 2017-11-15
CIK 1118417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-35840

Model N, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	77-0528806
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
777 Mariners Island Boulevard, Suite 300 San Mateo, California	94404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 610-4600

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.00015 Per Share; Common stock traded on the New York Stock Exchange stock market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange Stock Market on March 31, 2017, was approximately $243 million.

The number of shares of Registrant’s Common Stock outstanding as of November 3, 2017 was 29,329,972. Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on February 16, 2018, are incorporated by reference into Part III of this Report.

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

As used in this report, the terms “Model N,” “we,” “us,” “our,” and “the Company” mean Model N, Inc. and its subsidiaries unless the context indicates otherwise.

Item 1.	Business

Overview

Model N is a leader in Revenue Management solutions. Our solutions transform the revenue lifecycle from a series of disjointed operations into a strategic end-to-end process. With deep industry expertise, we support the complex business needs of the world’s leading brands in life sciences and technology across tens of thousands of users located in more than 100 countries. A representative list of our customers from life sciences and technology includes AstraZeneca, Boston Scientific, Johnson & Johnson, Microchip Technology and Novartis.

Many companies, in particular in the life sciences and technology industries, experience a gap between the strategic importance of revenue management and the current state of their revenue management processes. Historically, companies tended to rely on a disjointed patchwork of manual processes, spreadsheets, point applications and legacy systems to manage their revenue processes. These processes and systems operated in isolation from one another and were labor intensive, error prone, inflexible and costly, often resulting in missed revenue opportunities, suboptimal margins and increased revenue compliance risk. Current industry trends, which include shortening product lifecycles, tightening compliance and regulatory controls, increasing channel complexity and growing volumes of transactional data are causing these outdated processes and legacy systems to become increasingly ineffective.

Our expertise in cloud-based revenue management solutions and knowledge of the life sciences and technology industries has enabled us to develop software designed to meet the unique, strategic needs of these industries, such as managed care and government pricing for life sciences companies and channel incentives for technology companies. Our solutions are also applicable to companies in industries that sell complicated configurations of products such as in manufacturing. Model N Revenue Cloud transforms the revenue lifecycle into a strategic, end-to-end process aligned across the enterprise. Our industry specific solution suites – Revenue Cloud for Pharma, Revenue Cloud for Med Tech and Revenue Cloud for High Tech – offer a range of solutions from individual products to complete product suites. Deployments may vary from specific divisions or territories to enterprise-wide implementations. In addition to industry specific clouds, Revenue Cloud provides a broad set of multi-tenant cloud-based products for a variety of industries.

Overview of the Life Sciences and Technology Industries

The life sciences and technology industries are large and highly fragmented. Companies in both industries market their products to a global customer base through diverse channels. Significant costs are required to launch a drug to the global market. Regulatory pressures, consolidation, and other factors in these industries continue to drive a significant focus on revenue management.

Management of the revenue lifecycle is a strategic imperative and source of competitive advantage for life sciences and technology companies as they address increasingly globalized markets, sophisticated buyers, complex channels and expanding volumes of data from internal and market sources.

Several trends specific to these industries further complicate revenue management.

Life sciences:

•	the emergence of large group purchasing, managed care organizations and integrated healthcare delivery networks drive increased pricing pressure, contract volume and complexity;
•	increased customer and channel incentives and rebates result in the increased risk of extending unearned discounts and the overpayment of rebates;
•	shift of purchasing influence from physicians to economic buyers makes price and commercial terms key decision making factors;
•	increased spending on healthcare by governments instead of commercial entities adds further regulatory oversight to transactions; and
•	increased scope of government mandates, frequency of regulatory reporting and audits, and fines, all of which increase administrative burden and monitoring costs.

Technology:

•	shortened product lifecycles drive rapid pricing changes and require quick responses to quotes and competitive bidding;
•	increased number of core technology products sold into different end markets with segment-specific pricing;
•	cyclicality and rising R&D costs are contributing to a focus on maximizing sell time, margins and revenues;
•	increased complexity of multi-tiered global distribution channels which intensify channel conflict and price erosion;
•	changing financial reporting requirements due to channel complexity; and
•	increased use of off-invoice discounting to offset upfront discounts and mask end-customer pricing result in a lack of price transparency that can erode gross margins.

Challenges to Effective Revenue Management

Traditionally, companies addressed revenue management through a patchwork of manual processes and inflexible and costly custom solutions. This outdated approach to revenue management impedes the ability of companies to respond to changing market conditions, preventing them from maximizing revenue and increasing their revenue compliance risk. Critical challenges include:

•

Incomplete and unreliable information for key strategic decisions.  Legacy manual processes and systems used to manage the revenue lifecycle creates silos of data causing companies to make strategic marketing, pricing and resource allocation decisions that are often based on incomplete or inaccurate information. As a result, revenue strategies can be suboptimal, budgets may be misallocated, and sales and marketing efforts can fail to positively impact revenues.

•

Revenue leakage due to inadequate contract management and enforcement. Customer-specific contracts with complex pricing and commercial terms are common in many industries, in particular life sciences and technology. When the commercial terms of these contracts are not automated and monitored systematically, deviations from contract pricing can occur, volume commitments can be missed, unearned discounts may be given, and revenue can be lost.

•

Revenue leakage due to overpayment of incentives. Life sciences and technology companies process massive volumes of rebates and incentives. A lack of centralized, automated and enforceable processes can result in overpayment of incentives. Revenue leakage is also driven by inconsistent global pricing, poor price concession controls, and unmet contractual volume commitments.

•

Ineffective pricing across geographies and complex channels. Sophisticated buyers deploy global procurement strategies to discover and exploit regional and channel differences in pricing and contracting. The inability to enforce a single price for a specific sales opportunity across regions and channels can result in channel conflicts, which result in price and revenue erosion.

•

Inaccurate financial reporting. Complex contracts and distribution channels have made it more difficult to obtain and process financial information, which can result in inaccurate financial reporting. For example, technology companies face significant complexity in financial reporting and revenue recognition at the point of sale in their distribution channels. Life sciences companies have significant challenges correctly accruing their massive rebate and incentive claim volumes.

•

Difficulty complying with complicated government regulations. Satisfying the regulatory requirements of numerous federal and state programs is increasingly complex for life sciences companies. For example, government-driven programs require complex monitoring and reporting to compute and pay mandated rebates and fees under numerous federal and state programs. Government audits can expose ineffective management of these regulatory requirements and can result in penalties or program ineligibility.

Our Solutions

Our solutions enable customers to achieve significant returns on investment through increased revenues and gross margins while addressing vital business objectives:

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

•

Maximizing revenue by standardizing and enforcing pricing and discounting policies. Our solutions allow customers to standardize pricing policies that can be enforced automatically across the enterprise and the channels to restrict unauthorized sales practices and discounting by sales personnel. By raising the visibility of, requiring authorization of, and enabling rapid resolution of, non-standard pricing, our customers can use our solutions to reduce unauthorized discounting. Through our channel solutions, our customers can gain visibility into and enforce channel pricing, and reduce price erosion caused by different price quotes for the same end customer.

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

•

Automating government regulatory compliance to reduce revenue risk. Our solutions enable customers to comply systematically with government regulations, policies, procedures, and pricing and reporting requirements. Further, by automating and integrating contract terms, incentives and pricing into mandated price and payment calculations, our life sciences customers are better able to manage compliance with the terms of critical government programs that provide significant sources of revenue.

Our Competitive Strengths

We believe our key competitive strengths include:

•

Comprehensive approach to revenue management. Our solutions address the end-to-end revenue management lifecycle. Our integrated, end-to-end application suites enable our customers to transform their revenue management processes from disjointed tactical operations into a cohesive, strategic, end-to-end process. Providing suites of cloud-based solutions is an advantage that enables us to address both decision making and process automation.

•

Deep domain knowledge. Our expertise in the revenue management needs of life sciences and technology companies enables us to develop solutions that address the unique demands of these industries. By incorporating best practices into our industry-specific solutions, implementation methodologies and support programs, our customers can experience significantly accelerated time to value. Our team possesses the deep industry expertise in life sciences and technology to enable our customers to maximize and accelerate the transformational benefits of our solutions.

•

Strong installed customer base. We have established a reputation for delivering revenue management solutions to leading life sciences and technology customers. Our close customer relationships provide us with insight into how these companies use our solutions and help us to maintain a competitive advantage by anticipating their future requirements. We also believe that the use of our products by respected industry leaders also increases the value of our brand in these industries.

•

Talented team focused on customer success. We employ experts from the life sciences and technology industries in key customer-facing and development roles. Additionally, we have established strong core values that start with a focus on customer success. Our customer focus has resulted in close relationships with our customers and a strong reference base for sales opportunities.

Products

We provide solutions that span the organizational and operational boundaries of functions such as sales, marketing and finance, and serve as a system of record for key revenue management processes including pricing, contracts, rebates, incentives, channel management, and regulatory compliance. Our solutions are purpose-built for the life sciences and technology industries and are designed to work with enterprise resource planning (ERP) and customer relationship management (CRM)  applications that do not typically provide revenue management capabilities. Our solutions enable real-time pricing, contract management, vertical sales management (such as for the semiconductor industry), and channel incentives management, including rebates, incentives and regulatory compliance. Our Revenue Cloud suites are comprised of several  solutions, which are integrated to work together but which may be deployed individually. For example, when deployed as an interconnected suite, our solutions allow prices that are set up in the price management process to flow into the quoting process. Similarly, closed deals are captured in contract management and can be synchronized with ERP systems and into regulatory reporting as required by government agencies. Our solutions provide critical data that is typically not available in either CRM or ERP systems, such as prices, quotes, contracts, incentives and rebate claims. Our solutions can also provide customers predictive revenue insight optimization of sales and marketing investments and offers, as well as customer profitability intelligence. Our solutions are delivered via four distinct cloud-based offerings:

Revenue Clouds for Pharma and Med Tech – These Revenue Clouds help life science companies optimize revenue throughout the commercialization process and reduces revenue leakage, while adhering to government regulations.

•	Government Pricing. Helps customers optimize revenue and reduces risk of fines and other penalties due to non-compliance with regulatory pricing requirements.
•	Medicaid. Helps customers comply with regulatory requirements and pay rebate claims timely and at correct rates for government Medicaid programs.
•	Global Pricing Management. Enables a streamlined pricing process by consolidating information into a single system of record, which provides users’ access to accurate and up-to-date information.
•

Global Tender Management. Optimizes revenue regionally and globally by enabling opportunity segmentation and targeting, optimal bid pricing and post-award tracking to manage the contract lifecycle and award value.

•	Provider Management. Reduces the risk of non-compliance with regulatory requirements throughout the institutional contracting process.
•	Payer Management. Reduces the risk of non-compliance with regulatory requirements throughout the pharmacy benefit manager and payer contracting process.

Revenue Cloud for High Tech- Revenue Cloud for High Tech enables customers to modernize their sales processes by adopting a strategic approach to manage the revenue lifecycle by planned revenue.

•	Deal Management. This subscription increases deal conversion and pricing consistency with pricing, quotes and contracts natively supporting the High Tech Channel end-to-end.
•	Deal Intelligence. This subscription controls price concessions and determines ideal prices using in context analytics.
•

Channel Management. This subscription provides manufacturers a clearer view of inventory, including the ability to evaluate and perform actions, such as price protection and stock rotation and match available inventory to quotes.

•	Sales Conductor. This subscription extends Salesforce Sales Cloud with purpose-built capabilities for the semiconductor and electronic component industries.
•	Rebates Management. This subscription centralizes control of rebate programs to reduce upfront discounts and effective management of all rebate programs.
•	Channel Data Management. This subscription automates the process of collection, cleansing, validation and standardization of channel partner data, such as POS, inventory, and claims.

Revenue Cloud – a suite of software-as-a-service (SaaS) subscriptions designed to automate the Revenue Management lifecycle:

•

Configure Price Quote. Streamlines the quote to contract process by enabling the configuration of complex services, bundles and solutions into a single interface. This application provides integration with the SAP ERP system and SAP Variant Configurator.

•

Contract Lifecycle Management. Enables organizations to create and manage all types of sell-side contracts in one place including service contracts, sales contracts, NDAs, statements of work, and more. The solution enables users to create and manage contracts directly.

•

Rebate Management. The solution enables companies to define rebate programs, track and calculate rebate earnings and accruals on transactions, point-of-sale, inventory, or any data set, and provide visibility across the organization.

Technology

Our suites of Revenue Cloud solutions are architected in layers. The first layer is composed of end-user operational and analysis solutions. The middle layer is comprised of supporting services and business engines, and the lowest layer is comprised of a unified technology platform used to construct and support all modules in higher layers. The platform also provides access to the normalized operational database where the transactional revenue management data used by the operational solutions are stored. It also provides access and facilitates the synchronization with the de-normalized analytics database where the revenue management data used by the analytics solutions are stored.

Our Revenue Cloud solutions are built on a variety of industry standards, depending on the solution, such as Java EE, HTML5, Amazon Web Service and Force.com, which give the end-users an intuitive and familiar browsing experience. These standard technologies enable us to offer our customers a familiar technology environment that is widely understood and utilized, as well as the ability to use certain solutions on a tablet and other mobile devices, including smart phones running iOS and Android.

Our technology platform has allowed us to quickly develop new solutions, features and functionalities. We believe that the platform is configured to meet the needs of broad horizontal markets as well as specific vertical markets and, within each instance, to meet the specific needs of each of our customers. The flexibility of the technology platform has also allowed us to add mobile device support and deploy cloud-based solutions in a rapid and efficient manner, and we believe it will enable us to continue to add new capabilities in the future.

Our technology is designed specifically to handle the complex calculations and massive data sets associated with revenue management processes typical in the life sciences and technology industries. With the expansion of global deployments, scalability has also been a key requirement of our customers and has been a focus for us across all of the layers of our application suites.

Our solutions have been designed to ensure high reliability, strong security and the technology platform includes a comprehensive set of built-in features and management tools to allow optimal and continuous operation. The Revenue Cloud for Pharma, Revenue Cloud for Med Tech, Revenue Cloud for High Tech and Revenue Cloud suites are only offered to our customers through the cloud. We operate a reliable architecture designed to reduce the risk associated with infrastructure outages, improve system scalability and security, and allow for flexibility in deployment. The environment for our cloud-based solutions is designed to be secure and provide high availability with disaster recovery capabilities.

Services and Customer Support

We offer a comprehensive set of services to assist our customers through the full lifecycle of new business transformations or upgrades of existing solutions. We help our customers define, implement and support or manage our solutions. We provide implementation services, managed services and strategic services both on and off-shore, as described below.

•

Implementation services. We assist our customers in the implementation or upgrade of our Revenue Cloud, including project management, design and solution blueprint, process improvement, application configuration or customization, systems integration, data cleansing and migration, testing and performance tuning, production cutover and post go-live support.

•

Managed services. We offer managed services for customers using our solutions either on-premise through a legacy contract or in the cloud, which include systems administration and infrastructure management, application support, and education services, including process, application and end-user training.

•

Strategic services. We assist our customers in defining best practices and strategies in revenue management, assessing the capability of existing transaction and decision support solutions, developing business cases for change and transformation plans and answering strategic questions.

•

Customer support. We deliver customer support from support centers located in United States, as well as at our offices in India. We offer a range of support offerings, including 24x7x365, packaged into varying levels of access to our support resources.

For project delivery, we use a standard implementation methodology incorporating lessons learned from past work to ensure the success of our current projects. This methodology enables us to predictably estimate project costs and schedule, and proactively mitigate most implementation challenges.

In addition, we have cultivated relationships to promote and assist with the implementation of our solutions with consulting firms. While we do not maintain formal contractual relationships with these firms that require them to promote our solutions to their clients, we work with them for implementation and other professional services projects. As a result, these firms have expertise in our technologies and best practices and have invested in building out their practice areas with our revenue management solutions.

We deploy our resources globally through offices located in the United States, India, and Switzerland.

Customers

As of September 30, 2017, we had 162 customers.  For the fiscal year ended September 30, 2017, revenues from our life sciences and technology customers accounted for approximately 80% and 20% of our total revenues, respectively. Our customers range in size from the largest multi-national corporations to smaller companies. Our customers represent a range of sub-verticals within the larger life sciences and technology industries, including biotechnology, pharmaceutical, medical device, semiconductor, electronic component, consumer electronics and software.

We pursue close, long-term relationships with our customers because we believe strong customer relationships are the key to our success. Customers of our Revenue Cloud solutions enter into a software-as-a-service agreement that provides for a subscription to our solutions as well as implementation services. Customers maintaining on-premise implementations under legacy contracts also purchase, at their discretion, maintenance and support services on an annual basis. We often sell to multiple divisions within our customers’ organizations, which have the ability to independently purchase solutions and services directly; however, we treat multiple divisions as a single customer to the extent they are part of a single organization. During the fiscal years ended September 30, 2017 and 2015, one customer, Johnson & Johnson, accounted for approximately 11% of our total revenues. However, during the fiscal year ended September 30, 2017, no customer represented more than 10% of our subscription revenues. During the fiscal year ended September 30, 2016, no customer accounted for more than 10% of our total revenues.

Sales and Marketing

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

We host an annual customer conference, Rainmaker, which plays a significant role in driving sales of our solutions. Customers are invited both as attendees and participants to deliver sessions relevant to the interests and practices of the life sciences and technology industries. We also invite potential customers to this conference in order to leverage our strong customer relationships to accelerate sales cycles. In addition, Rainmaker provides a forum to build our eco-system of strategic partner relationships, offering partners the opportunity to work closely with our sales force on joint sales pursuits.

Research and Development

Our research and development organization is responsible for the definition, design, development, testing, certification and ongoing maintenance of our solutions. Our research and development expenses were $31.1 million, $23.7 million, and $17.9 million in the fiscal years ended September 30, 2017, 2016, and 2015, respectively. We also capitalized $0.4 million, $1.1 million and $2.5 million of software development costs in the fiscal years ended September 30, 2017, 2016, and 2015, respectively, related to the development of certain additional software as a service offerings that will only be offered through the cloud. These capitalized costs include all direct employee related costs. Our efforts are focused on developing new solutions and technologies and further enhancing the functionality, reliability, performance and flexibility of existing solutions. When considering improvements and enhancements to our solutions, we communicate with our customers and partners who provide significant feedback for product development and innovation. We focus our efforts on anticipating customer demand and bringing our new solutions and enhancements of existing solutions to market through a seasonal release schedule (Spring, Summer, and Winter) in order to remain competitive in the marketplace. We also closely monitor the changes in business environment and regulations in our target industries, particularly in life sciences, where quick deliveries of updates to our solutions are critical to allowing our customers to remain in compliance with government regulations.

Because our solutions often serve as a system-of-record for our customers’ revenue management processes, our research and development efforts reflect the extensive IT needs of our customers in both life sciences and technology. Our research and development efforts continue to focus on enhancing our solutions to meet the increasingly complex infrastructure requirements of our customers in these industries.

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

As of September 30, 2017, our research and development team consisted of 249 full-time employees globally.

Competition

The market for revenue management solutions is highly competitive, fragmented and subject to rapid changes in technology. We face competition from spreadsheet-assisted manual processes, internally developed solutions, large integrated systems vendors, providers of business process outsourcing services, horizontal revenue management solutions and smaller companies that offer point solutions. Companies lacking information technology (IT) resources often resort to spreadsheet-assisted manual processes or personal database applications. In addition, some potential customers, particularly large enterprises, may elect to develop their own internal solutions, including custom-built solutions that are designed to support the needs of a single organization. Companies with large investments in ERP or CRM applications, which do not typically provide revenue management capabilities, may extend these horizontal applications with customizations or point solution applications in order to address single or a small set of revenue management sub processes or drivers. Common horizontal applications that customers attempt to configure for this purpose in the life sciences and technology industries include large integrated systems vendors like SAP AG and Oracle Corporation. We also encounter competition from small independent companies, which compete on the basis of price, unique product features or functions and custom developments.

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

Intellectual Property

We rely upon a combination of copyright, trade secret, trademark and, to a lesser extent, patent laws, and we also rely on contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. As of September 30, 2017, we had eight patent applications pending and five issued patents expiring between 2023 and 2034. We have a number of registered and unregistered trademarks. We maintain a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and to control access to our software, documentation and other proprietary information. We also believe that factors resulting from our length of presence in the market and significant research and development investments, such as our deep expertise in life sciences and technology revenue management practices, the ability of our solutions to handle the complexities of revenue management processes, the technological and creative skills of our personnel, the creation of new features and functionality and frequent enhancements to our solutions are essential to establishing and maintaining our technology leadership position.

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

Employees

As of September 30, 2017, we employed 864 people, including 407 in services and customer support, 249 in research and development, 138 in sales and marketing and 70 in a general and administrative capacity. As of such date, we had 475 employees in the United States and 389 employees in international locations. We also engage a number of temporary employees and consultants. None of our employees are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Segments

We have one operating segment with one business activity, developing and monetizing revenue management solutions. Our Chief Operating Decision Maker (CODM) is our Chief Executive Officer, who manages operations on a consolidated basis for purposes of allocating resources. When evaluating performance and allocating resources, the CODM reviews financial information as presented on a consolidated basis. Accordingly, we have determined that we operate in a single reporting segment. For a discussion of revenues, operating profit or loss and total assets, please see Part II, Item 8 of this Form 10-K.

Geographic Information

See Note 12 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Corporate Information

We were incorporated in Delaware on December 14, 1999. Our principal offices are located at 777 Mariners Island Boulevard, Suite 300, San Mateo, CA 94404, and our telephone number is (650) 610-4600. Our website address is www.modeln.com. The information contained on, or that can be accessed through, our website is not part of this report. Model N is our registered trademark in the United States and in various international jurisdictions. Model N, the Model N logo and all of our product names appearing in this report are our trademarks. Other trademarks appearing in this report are the property of their respective holders.

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

We have incurred net losses of $39.5 million and $33.1 million for the fiscal years ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $175.3 million. We expect that our expenses will increase in future periods due to our recent acquisition and as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new solutions, enhancing existing solutions, extending into the mid-market and continuing to penetrate the technology industry and integrating the personnel, products, technologies and customers of Revitas. Operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset these expected increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

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

Our operating results have historically varied from period to period, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to increase sales to and renew agreements with our existing customers;
•	our ability to expand and improve the productivity of our direct sales force;
•	our ability to attract and retain new customers and to improve sales execution;
•	the continued ability to transition from an on premise to a cloud-based business model;

•	the timing and volume of incremental customer purchases of our cloud-based solutions, which may vary from period to period based on a customer’s needs at a particular time;
•	our ability to successfully expand our business domestically and internationally;
•	disruptions in our relationships with partners;
•	the timing of new orders and revenue recognition for new and prior period orders;
•	changes in the competitive landscape of our industry, including mergers or consolidation among our customers or competitors;
•	the complexity of implementations and the scheduling and staffing of the related personnel, each of which can affect the timing and duration of revenue recognition;
•	issues related to changes in customers’ business requirements, project scope, implementations or market needs;
•	the mix of revenues in any particular period between license and implementation, and SaaS and maintenance;
•	the timing of upfront recognition of sales commission expense relative to the deferred recognition of our revenues;
•	the timing of recognition of payment of royalties;
•	the timing of our annual payment and recognition of employee non-equity incentive and bonus payments;
•	the budgeting cycles and purchasing practices of customers;
•	changes in customer requirements or market needs;
•	delays or reductions in information technology spending and resulting variability in customer orders from quarter to quarter;
•	delays or difficulties encountered during customer implementations, including customer requests for changes to the implementation schedule;
•	the timing and success of new product or service introductions by us or our competitors;
•	the amount and timing of any customer refunds or credits;
•	our ability to accurately estimate the costs associated with any fixed bid projects;
•	deferral of orders from customers in anticipation of new solutions or solution enhancements announced by us or our competitors;
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

We must improve our sales execution in order to, among other things, increase the number of our sales opportunities and grow our revenue. We must improve the market awareness of our solutions and expand our relationships with our channel partners in order to increase our revenues. Further, we believe that we must continue to develop our relationships with new and existing customers and partners, and create additional sales opportunities to effectively and efficiently extend our geographic reach and market penetration. Our efforts to improve our sales execution could result in a material increase in our sales and marketing expense and general and administrative expense, and there can be no assurance that such efforts will be successful. We have experienced challenges in sales execution in past fiscal quarters, and if we are unable to significantly improve our sales execution, increase the awareness of our solutions, create additional sales opportunities, expand our relationships with channel partners, leverage our relationship with strategic partners, such as Salesforce, or effectively manage the costs associated with these efforts, our operating results and financial condition could be materially and adversely affected.

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

Our sales cycles are time-consuming, and it is difficult for us to predict when or if sales will occur.

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

Our transition from an on premise to a cloud-based business model is subject to numerous risks and uncertainties.

Our business model has shifted away from sales of on premise software licenses to focus on sales of subscriptions for our cloud-based solutions, which provide our customers the right to access certain of our software in a hosted environment for a specified subscription period. This cloud-based strategy may give rise to a number of risks, including the following:

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

Our cloud-based strategy also requires a considerable investment of technical, financial, legal and sales resources, and a scalable organization. Market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, scalability, customization, performance, current license terms, customer preference, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of restrictive laws or regulations. Whether our business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, renewal rates, channel acceptance, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such solutions that address customer requirements, tax and accounting implications, pricing and our costs. In addition, the metrics we use to gauge the status of our business may evolve over the course of the transition as significant trends emerge.

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

A substantial portion of our total revenues in any given period may come from a relatively small number of customers. As of September 30, 2017, we had 162 customers. Although our largest customers typically change from period to period, for the fiscal year ended September 30, 2017, our 15 largest customers accounted for more than 53% of our total revenues, and one customer, Johnson & Johnson, accounted for approximately 11% of our total revenues in 2017. However, during the fiscal year ended September 30, 2017, no customer represented more than 10% of our subscription revenues. We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our total revenues for the foreseeable future. The loss of any of our significant customers or groups of customers for any reason, or a change of relationship with any of our key customers may cause a significant decrease in our total revenues.

Additionally, mergers or consolidations among our customers in the life sciences and semiconductor industries, both of which are currently undergoing significant consolidation, could reduce the number of our customers and could adversely affect our revenues and sales. In particular, if our customers are acquired by entities that are not also our customers, that do not use our solutions or that have more favorable contract terms and choose to discontinue, reduce or change the terms of their use of our solutions, our business and operating results could be materially and adversely affected.

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

We may not ultimately strengthen our competitive position or achieve our goals from any future acquisition, and any acquisitions we complete could be viewed negatively by users, customers, partners or investors. In addition, if we fail to integrate successfully such acquisitions, or the technologies associated with such acquisitions, into our company, the revenues and operating results of the combined company could be adversely affected. In addition, we may not be able to successfully retain the customers and key personnel of such acquisitions over the longer term, which could also adversely affect our business. The integration of any future-acquired business will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of the acquisition, including accounting charges.

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

Our success depends on the expertise, efficacy and continued services of our executive officers, who are geographically dispersed. We have in the past and may in the future continue to experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business. For example, in August 2017, we hired a new Chief Product Officer, in May 2017, we hired a new Chief Financial Officer, in January 2017, we hired a new Chief Revenue Officer, and in November 2016, Zack Rinat re-assumed the role of Chief Executive Officer. The impact of hiring new executives may not be immediately realized. We are also substantially dependent on the continued service of our existing development and services personnel because of their familiarity with the inherent complexities of our solutions.

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

In January 2017, we incurred $50 million of indebtedness to fund the cash portion of our Revitas acquisition. These term loans are secured by substantially all of our assets and mature in January 2022. We also issued two promissory notes for an aggregate of $10 million. The incurrence of significant indebtedness could have adverse consequences, including the following:

•	reducing the availability of our cash flow for our operations, capital expenditures, future business opportunities and other purposes;
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and
•	increasing our vulnerability to general adverse economic and industry conditions.
•	Lengthening our sales process as customers diligence our financial viability

We must repay 0.625% of the aggregate principal amount of the $50 million term loans on the last business day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2019, and the term loans must be repaid in full in January 2022. Our promissory notes will mature in July 2018 and January 2020. Our ability to generate cash to repay our indebtedness is subject to the performance of our business, as well as general economic, financial, competitive and other factors that are beyond our control. If our business does not generate sufficient cash flow from operating activities or if future borrowings are not available to us in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition and ability to expand our business may be adversely affected.

The term loans bear interest at a variable rate of either a base rate plus 9.25% or LIBOR plus 8.25%, which exposes us to interest rate risk. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense even though the amount borrowed remained the same.

Additionally, the financing agreement governing our term loans contains various restrictive covenants, including achieving certain levels of revenue from specified sources, as outlined in the agreement, and maintaining cash and cash-equivalents of $20.0 million net of accounts payable in excess of $0.5 million 90 days overdue, restricting our ability to dispose of assets, changing our organizational documents or amending our material agreements in a manner adverse to the lenders, changing a method of accounting, merging with or acquiring other entities, incurring other indebtedness, making investments. Our ability to comply with some of these restrictive covenants can be affected by events beyond our control, and we may be unable to do so. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under our financing agreement to be immediately due and payable. If we are unable to repay that amount, our lenders could seize our assets securing the loans and our financial condition could be adversely affected.

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

The implementation and testing of our solutions typically range from a few months to up to twelve months, and unexpected implementation delays and difficulties can occur. Implementing our solutions typically involves integration with our customers’ systems, as well as adding their data to our system. This can be complex, time-consuming and expensive for our customers and can result in delays in the implementation and deployment of our solutions. The lengthy and variable implementation cycle may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from period to period.

A substantial majority of our total revenues have come from sales of our enterprise application suite, and decreases in demand for our enterprise application suite could adversely affect our results of operations and financial condition.

Historically, a substantial majority of our total revenues has been associated with our enterprise application suite, whether deployed as individual solutions or as a complete suite. We expect our enterprise application suite to continue to generate a substantial majority of our total revenues for the foreseeable future. Declines and variability in demand for our enterprise application suite could occur for a number of reasons, including improved products or product versions being offered by competitors, competitive pricing pressures, failure to release new or enhanced versions on a timely basis, technological changes that we are unable to address or that change the way our customers utilize our solutions, reductions in technology spending, export restrictions or other regulatory or legislative actions that could limit our ability to sell those products to key customer or market segments. Our business, results of operations, financial condition and cash flows would be adversely affected by a decline in demand for our enterprise application suite.

Our customers often require significant configuration efforts to match their complex business processes. The failure to meet their requirements could result in customer disputes, loss of anticipated revenues and additional costs, which could harm our business.

Our customers often require significant configuration services to address their unique business processes. Supporting such a diversity of configured settings and implementations could become difficult as the number of customers we serve grows. In addition, supporting our customers could require us to devote significant development services and support personnel and strain our personnel resources and infrastructure. We have had in the past and may in the future have disputes with customers regarding the performance and implementation of our solutions. If we are unable to address the needs of our customers in a timely fashion, our customers may decide to seek to terminate their relationship, renew on less favorable terms, not renew their maintenance agreements or subscriptions, fail to purchase additional solutions or services, assert legal claims against us or cease to be a reference. If any of these were to occur, our revenues may decline or we may be required to refund amounts to customers and our operating results may be harmed.

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

If we are unable to enhance existing solutions and develop new solutions that achieve market acceptance or that keep pace with technological developments, our business could be harmed.

Our ability to increase revenues from existing customers and attract new customers depends in large part on our ability to enhance and improve our existing solutions and to develop and introduce new solutions. The success of any enhancement or new application depends on several factors, including timely completion, adequate quality testing, introduction and market acceptance. Any enhancement or new application that we develop (such as our Revenue Cloud and Revenue Management as a Service) or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to successfully enhance our existing solutions and develop new solutions to meet customer requirements, our business and operating results will be adversely affected.

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

We are highly dependent upon the life sciences industry, and factors that adversely affect this industry could also adversely affect us.

Our future growth depends, in large part, upon continued sales to companies in the life sciences industry, and our recent acquisition of Revitas, which was also highly dependent upon the life sciences industry, increases our dependency. Demand for our solutions could be affected by factors that adversely affect demand for the underlying life sciences products and services that are purchased and sold pursuant to contracts managed through our solutions. The life sciences industry is affected by certain factors, including the emergence of large group purchasing and managed care organizations and integrated healthcare delivery networks, increased customer and channel incentives and rebates, the shift of purchasing influence from physicians to economic buyers, increased spending on healthcare by governments instead of commercial entities and increased scope of government mandates, frequency of regulatory reporting and audits, and fines. Accordingly, our future operating results could be materially and adversely affected as a result of factors that affect the life sciences industry generally.

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

The contracts under which we perform most of our implementation services may have a term typically ranging between a few months to up to twelve months and are on a time and materials basis and may be terminated by the customer at any time. If an implementation project is terminated sooner than we anticipated or a portion of the implementation is delayed, we would lose the anticipated revenues that we might not be able to replace or it may take significant time to replace the lost revenues with other work or we may be unable to eliminate the associated costs. Consequently, we may recognize fewer revenues than we anticipated or incur unnecessary costs, and our results of operations in subsequent periods could be materially lower than expected.

Our efforts to expand our solutions into other verticals within the life sciences and technology industries or other industries may not succeed and may reduce our revenue growth rate. Even if we are successful in doing so, such efforts may be costly and may impact our ability to achieve profitability.

Our solutions are currently designed primarily for customers in certain verticals of the life sciences and technology industries and potentially into other industries outside of the life sciences and technology industries. Our ability to attract new customers and increase our revenues depends in part on our ability to enter into new industries and verticals. Developing and marketing new solutions to serve other industries and verticals will require us to devote substantial additional resources in advance of consummating new sales or realizing additional revenues. Our ability to leverage the expertise we have developed in the life sciences and technology industries into new industries is unproven and it is likely that we will be required to hire additional personnel, partner with additional third parties and incur considerable research and development expense in order to gain and develop additional expertise for new industries where we lack experience and expertise.

Our efforts to expand our solutions beyond the verticals within the life sciences and technology industries in which we have already developed expertise may not be successful and may reduce our revenue growth rate. Any early stage interest in our solutions in areas beyond the industries we already address may not result in long term success or significant revenues for us. Even if we achieve long-term success in expanding our solutions into other industries and verticals, the costs associated with such expansion may be high, which may impact our ability to achieve profitability.

The market for cloud-based solutions is at an early stage of acceptance relative to on-premise solutions, and if it does not develop or develops more slowly than we expect, our business could be harmed.

Although gaining wider acceptance, the market for cloud-based solutions is at an early stage relative to on-premise solutions, and these types of deployments may not achieve and sustain high levels of demand and market acceptance. We plan to accelerate the shift in our business model to recurring revenues, including revenues derived from our cloud-based solutions, by continuing to expand the implementation of our cloud-based solutions both within our current installed base of customers as well as new customers and additional markets in the future. Many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to a cloud-based solution. Other factors that may affect the market acceptance of cloud-based solutions include:

•	perceived security capabilities and reliability;
•	perceived concerns about ability to scale operations for large enterprise customers;
•	concerns with entrusting a third party to store and manage critical data;
•	the level of configurability or customizability of the solutions; and
•	ability to perform at or near the capabilities of our on-premise solutions.

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

We also depend on access to the Internet through third-party bandwidth providers to operate our cloud-based solution. If we lose the services of one or more of our bandwidth providers, or if these providers experience outages, for any reason, we could experience disruption in delivering our cloud-based solutions or we could be required to retain the services of a replacement bandwidth provider. Any Internet outages or delays could adversely affect our ability to provide our solutions to our customers.  Our data center operations also rely heavily on the availability of electricity, which also comes from third-party providers. If we or the third-party data center facilities that we use to deliver our services were to experience a major power outage or if the cost of electricity were to increase significantly, our operations and financial results could be harmed. If we or our third-party data centers were to experience a major power outage, we or they would have to rely on back-up generators, which might not work properly or might not provide an adequate supply during a major power outage. Such a power outage could result in a significant disruption of our business.We license technology from third parties, and our inability to maintain those licenses could harm our business. Certain third-party technology that we use may be difficult to replace or could cause errors or failures of our service.

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

Companies lacking IT resources often resort to spreadsheet-assisted manual processes or personal database applications. In addition, some potential customers, particularly large enterprises, may elect to develop their own internal solutions, including custom-built solutions that are designed to support the needs of a single organization. Companies with large investments in packaged ERP or CRM applications, which do not typically provide revenue management capabilities, may extend these horizontal applications with configurations or point solution applications in order to address one or a small set of revenue management sub processes or drivers. Common horizontal applications that customers attempt to configure for this purpose in the life sciences and technology industries include large integrated systems vendors like SAP AG and Oracle Corporation. We also encounter competition from small independent companies, which compete on the basis of price, unique product features or functions and custom developments.

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

The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive and as we expand into new verticals within the life sciences and technology industries. To the extent that these activities yield increased revenues, these revenues may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors with stronger brands and we could lose customers and partners, all of which would adversely affect our business operations and financial results.

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

We have significant international operations, including in emerging markets such as India, and we are continuing to expand our international operations as part of our growth strategy. As of September 30, 2017, approximately 45% our total employees were located in India, where we conduct a portion of our research and development activities, implementation services and support services. Our current international operations and our plans to expand our international operations have placed, and will continue to place, a strain on our employees, management systems and other resources.

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

Changes to government regulations may reduce the size of market for our solutions, harm demand for our solutions, force us to update our solutions or implement changes in our services and increase our costs of doing business.

Any changes in government regulations that impact our customers or their end customers could have a harmful effect on our business by reducing the size of our addressable market, forcing us to update the solutions we offer or otherwise increasing our costs. For example, with respect to our life sciences customers, regulatory developments related to government-sponsored entitlement programs or U.S. Food and Drug Administration or foreign equivalent regulation of, or denial, withholding or withdrawal of approval of, our customers’ products could lead to a lack of demand for our solutions. Other changes in government regulations, in areas such as privacy, export compliance or anti-bribery statutes, such as the U.S. Foreign Corrupt Practices Act, could require us to implement changes in our solutions, services or operations that increase our cost of doing business and thereby adversely affecting our financial performance.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. For example, our recent acquisition of Revitas may present additional challenges as we integrate their business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and, if applicable, annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we file with the SEC under Section 404 of the Sarbanes-

Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

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

ITEM 1B.Unresolved Staff Comments

None.

ITEM 2.	Properties

Our corporate headquarters are located in San Mateo, California, and consist of approximately 35,000 square feet of space under a lease that expires on November 30, 2020.

We have additional U.S. offices in California, Colorado, Illinois, Maine, Massachusetts and New Jersey. We also have international office locations in India, Switzerland. We believe our facilities are adequate for our current needs and for the foreseeable future; however, we will continue to seek additional space as needed to accommodate our growth. See Note 8 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Payment Obligations” for information regarding our lease obligations.

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

Market Information for Common Stock

Model N common stock is traded on the New York Stock Exchange under the symbol “MODN”. The high and low sales prices per share of common stock for each of the quarters in the last two fiscal years were as follows:

	Fiscal Year 2017		Fiscal Year 2016
	High	Low	High	Low
First Quarter	$11.00	$6.98	$11.84	$9.76
Second Quarter	$11.23	$8.45	$11.33	$9.19
Third Quarter	$13.55	$9.95	$13.98	$10.24
Fourth Quarter	$15.05	$12.40	$13.87	$9.75

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

Stockholders

As of November 3, 2017, there were 77 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2018 (Proxy Statement). See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

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

	3/20/2013	3/31/2013	6/30/2013	9/30/2013
Model N	$100.00	$127.87	$150.71	$63.87
NASDAQ Composite Index	$100.00	$100.41	$104.58	$115.90
NASDAQ Computer Index	$100.00	$99.28	$101.16	$112.32
	12/31/2013	3/31/2014	6/30/2014	9/30/2014
Model N	$76.06	$65.23	$71.29	$63.61
NASDAQ Composite Index	$128.34	$129.03	$135.46	$138.08
NASDAQ Computer Index	$128.13	$130.12	$140.68	$147.67
	12/31/2014	3/31/2015	6/30/2015	9/30/2015
Model N	$68.52	$77.16	$76.84	$64.58
NASDAQ Composite Index	$145.54	$150.60	$153.24	$141.98
NASDAQ Computer Index	$153.60	$155.57	$155.89	$148.06
	12/31/2015	3/31/2016	6/30/2016	9/30/2016
Model N	$72.00	$69.48	$86.13	$71.68
NASDAQ Composite Index	$153.88	$149.65	$148.81	$163.24
NASDAQ Computer Index	$163.19	$164.59	$158.09	$181.12
	12/31/2016	3/31/2017	6/30/2017	9/30/2017
Model N	$57.10	$67.42	$85.81	$96.45
NASDAQ Composite Index	$165.42	$181.67	$188.69	$199.62
NASDAQ Computer Index	$183.21	$206.82	$215.47	$234.31

ITEM 6.	Selected Consolidated Financial Data

The consolidated statement of operations data for the fiscal years ended September 30, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of September 30, 2017 and 2016 are derived from our audited consolidated financial statements included in this Form 10-K. The consolidated statement of operations data for fiscal years ended September 30, 2014 and 2013, and the selected consolidated balance sheet data as of September 30, 2015, 2014 and 2013 are derived from audited consolidated financial statements that are not included in the Form 10-K. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

	Fiscal Years Ended September 30,
	2017 (1)	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License and implementation	$23,114	$20,579	$36,172	$35,333	$59,134
SaaS and maintenance	108,055	86,392	57,596	46,423	42,770
Total revenues	131,169	106,971	93,768	81,756	101,904
Cost of Revenues:
License and implementation	14,224	12,976	15,555	16,652	26,832
SaaS and maintenance	46,872	40,717	26,014	21,092	19,350
Total cost of revenues	61,096	53,693	41,569	37,744	46,182
Gross profit	70,073	53,278	52,199	44,012	55,722
Operating Expenses:
Research and development	31,064	23,706	17,906	18,710	16,772
Sales and marketing	41,339	32,261	30,300	25,998	21,144
General and administrative	36,281	30,051	23,132	19,671	16,063
Restructuring	—	—	—	26	1,215
Total operating expenses	108,684	86,018	71,338	64,405	55,194
(Loss) income from operations	(38,611)	(32,740)	(19,139)	(20,393)	528
Interest (income) expense, net	4,159	(50)	(6)	(12)	357
Other (income) expenses, net	62	86	(22)	116	658
Loss before income taxes	(42,832)	(32,776)	(19,111)	(20,497)	(487)
(Benefit) provision for income taxes	(3,285)	335	528	384	439
Net loss	$(39,547)	$(33,111)	$(19,639)	$(20,881)	$(926)
Net loss per share attributable to common stockholders (2):
Basic and diluted	$(1.38)	$(1.21)	$(0.76)	$(0.86)	$(0.06)
Weighted average number of shares used in computing net loss per share attributable to common stockholders (2):
Basic and diluted	28,649	27,379	26,015	24,399	15,979

Other Financial Data:
Adjusted EBITDA (3)	$(8,269)	$(12,571)	$(3,332)	N/A	N/A
(1)	On January 5, 2017, we completed the Revitas acquisition. See Note 3 to our consolidated financial statements for more information.
(2)	See Note 11 to our consolidated financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.
(3)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measure” in Item 7 for more information and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States.

	As of September 30,
	2017 (1)	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$57,558	$66,149	$91,019	$101,006	$103,350
Working capital	10,172	48,588	74,814	82,370	86,842
Total assets	171,936	112,967	121,970	129,131	134,472
Loan obligations, current and long-term	57,205	—	—	—	—
Total liabilities	130,675	46,765	38,908	40,167	40,854
Total stockholders' equity	41,261	66,202	83,062	88,964	93,618
(1)	On January 5, 2017, we completed the Revitas acquisition. See Note 3 to our consolidated financial statements for more information.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leader in Revenue Management solutions for life sciences and technology companies. Our solutions enable customers to transform the revenue lifecycle from a series of disjointed operations into a strategic end-to-end process.  With deep industry expertise, we support the complex business needs of the world’s leading brands in life sciences and high technology across tens of thousands of users in more than 100 countries.

Our industry specific clouds – Revenue Cloud for Pharma, Revenue Cloud for Med Tech and Revenue Cloud for High Tech – offer a range of solutions from individual products to complete suites and deployments may vary from specific divisions or territories to enterprise-wide implementations. In addition to industry specific clouds, Revenue Cloud provides a broad set of multi-tenant cloud applications for a variety of industries.

We derive revenues primarily from the sale of subscriptions to our Revenue Cloud solutions and  professional services, as well as maintenance and support and managed support services. We price our solutions based on a number of factors, including revenues under management and number of users. We also derive revenues from selling professional services related to past sales of perpetual licenses. Maintenance and support revenues are recognized ratably over the support period, which is typically one year. SaaS revenues for cloud-based solutions are derived from subscription fees from customers accessing our cloud-based solutions, as well as from associated professional services. The actual timing of revenue recognition may vary based on our customers’ implementation requirements and availability of our services personnel.

We market and sell our solutions to customers in the life sciences and technology industries. While we have historically generated the substantial majority of our revenues from companies in the life sciences industry, we have also grown our base of technology customers and intend to continue to focus on increasing the revenues from customers in the technology industry. Our most significant customers in any given period generally vary from period to period due to the timing in the delivery of our professional services and related revenue recognition. During the fiscal years ended September 30, 2017 and 2015, one customer, Johnson & Johnson, accounted for approximately 11% of our total revenues. However, during the fiscal year ended September 30, 2017, no customer represented more than 10% of our subscription revenues. No customer accounted for more than 10% of total revenues during the fiscal year ended September 30, 2016. For the fiscal year ended September 30, 2017, approximately 11% of our total revenues were derived from customers located outside the United States.

For the fiscal years ended September 30, 2017, 2016 and 2015, our total revenues were $131.2 million, $107.0 million and $93.8 million, respectively, representing a year-over-year increase of approximately 23% from 2016 to 2017 and year-over-over increase of approximately 14% from 2015 to 2016. Revenues increased in the 2017 fiscal year primarily due to improvement in sales execution and the acquisition of Revitas.

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

On January 5, 2017, we borrowed $50.0 million under a financing agreement that we entered into with various lenders to fund the cash portion of the acquisition of Revitas, Inc. The rate on the term loans is based on (i) the Base Rate plus 9.25% or (ii) the LIBOR Rate plus 8.25%, as selected by us. The term loan matures on January 5, 2022. We must repay 0.625% of the aggregate principal amount of the term loans on the last business day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2019. We may voluntarily prepay the terms loans, subject to a 3% premium during the first 24 months and 1% premium after 24 months and prior to 36 months. The loan contains various covenants with which we must remain in compliance. See Note 6 to Consolidated Financial Statements for further information.

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

License and Implementation

License and implementation revenues are generated from the sale of software licenses for our on-premise solutions and related implementation and professional services. We expect our license and implementation revenues for the fiscal year 2018 to be lower both in absolute dollars and as a percentage of total revenue from those recorded in the fiscal year ended on September 30, 2017, as we no longer sell perpetual licenses.

SaaS and Maintenance

SaaS and maintenance revenues primarily include subscription and related implementation fees from customers accessing our cloud-based solutions. Also included in SaaS and maintenance revenues are revenues related to maintenance and support, managed support services, training and customer-reimbursed expenses. The SaaS model is the primary way we sell to our customers in our vertical markets. Accordingly, we expect that SaaS and maintenance revenues for the fiscal year 2018 will be higher both in absolute dollars and as a percentage of total revenues than fiscal year 2017 as we continue to acquire new SaaS customers and expand our SaaS offerings within our existing customers.

Deferred revenue on our consolidated balance sheet does not represent the total contract value of annual or multi-year, noncancelable subscription agreements. Backlog represents expected future billings which are contractually committed under our existing subscription agreements that have not been invoiced. Backlog was approximately $37.4 million and $16.0 million as of September 30, 2017 and 2016, respectively. Out of backlog as of September 30, 2017 and 2016, approximately $20.2 million and $6.3 million was long-term backlog and $17.2 million and $9.7 million was short-term backlog, respectively. We expect that the amount of backlog may change from year-to-year for several reasons, including billing cycles, timing of customer renewals, remaining duration of arrangement, and the timing of when unbilled deferred revenue is to be recognized as revenues. For multi-year subscription agreements, the associated backlog is typically high at the beginning of the contract period, zero immediately prior to expiration and increases if the agreement is renewed. Low backlog attributable to a particular subscription agreement is typically associated with an impending renewal and is not an indicator of the likelihood of renewal or future revenue of that customer. Accordingly, we expect that the amount of backlog may change from year to year depending in part upon the number of subscription agreements in particular stages in their renewal cycle. Such fluctuations are not reliable indicators of future revenues.

Cost of Revenues

Our total cost of revenues is comprised of the following:

License and Implementation

Cost of license and implementation revenues includes costs related to the implementation of our on-premise solutions. Cost of license and implementation revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation, third-party contractor costs and royalty fees paid to third parties for rights to their intellectual property. Cost of license and implementation revenues may vary from period to period depending on a number of factors, including the amount of implementation services required to deploy our solutions and the level of involvement of third-party contractors providing implementation services. We expect our cost of license and implementation revenues for fiscal year 2018 to be lower in absolute dollars from those recorded in fiscal 2017.

SaaS and Maintenance

Cost of SaaS and maintenance revenues includes costs related to the implementation of our cloud-based solutions, maintenance and support and managed support services for our on premise solutions, revenue management as a service, training and customer-

reimbursed expenses. Cost of SaaS and maintenance revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation, royalty, facility expense, amortization of intangible assets and depreciation related to server equipment and capitalized software, reimbursable expenses, third-party contractors and data center-related expenses. We believe that cost of SaaS and maintenance revenues will continue to increase in absolute dollars as we continue to sell more products.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expenses.

Research and Development

Our research and development expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation and third-party contractors and travel-related expenses. Our software development costs for new software solutions and enhancements to existing software solutions are generally expensed as incurred. In the past, we capitalized development costs in connection with the development of new cloud-based services. As of September 30, 2017, the net book value of capitalized software development costs was $1.9 million. We expect our research and development expenses to decrease in fiscal year 2018 from those recorded in fiscal year 2017.

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel-related costs including salary, bonus, commissions, stock-based compensation, amortization of intangible assets, travel-related expenses and marketing programs. We recognize sales commission expense upon the booking of a contract, while we recognize revenue over the period services were provided. We expect our sales and marketing expenses to be flat to marginally higher in fiscal year 2018 from those recorded in fiscal 2017.

General and Administrative

Our general and administrative expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation, audit and legal fees as well as third-party contractors, facilities and travel-related expenses. We expect our general and administrative expense to decrease in fiscal year 2018 from those recorded in fiscal year 2017.

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Years Ended September 30,
	2017	2016	2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
License and implementation	$23,114	$20,579	$36,172
SaaS and maintenance	108,055	86,392	57,596
Total revenues	131,169	106,971	93,768
Cost of Revenues:
License and implementation	14,224	12,976	15,555
SaaS and maintenance	46,872	40,717	26,014
Total cost of revenues	61,096	53,693	41,569
Gross profit	70,073	53,278	52,199
Operating Expenses:
Research and development	31,064	23,706	17,906
Sales and marketing	41,339	32,261	30,300
General and administrative	36,281	30,051	23,132
Total operating expenses	108,684	86,018	71,338
Loss from operations	(38,611)	(32,740)	(19,139)
Interest (expense) income, net	4,159	(50)	(6)
Other (income) expenses, net	62	86	(22)
Loss before income taxes	(42,832)	(32,776)	(19,111)
(Benefit) provision for income taxes	(3,285)	335	528
Net loss	$(39,547)	$(33,111)	$(19,639)

Comparison of the Fiscal Years Ended September 30, 2017 and 2016

Revenues

	Fiscal Years Ended September 30,
	2017		2016
		% of		% of
		Total		Total	Change
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and implementation	$23,114	18%	$20,579	19%	$2,535	12%
SaaS and maintenance	108,055	82	86,392	81	21,663	25
Total revenues	$131,169	100%	$106,971	100%	$24,198	23%

License and Implementation

License and implementation revenues increased $2.5 million, or 12%, to $23.1 million for the fiscal year ended September 30, 2017 from $20.6 million for the fiscal year ended September 30, 2016. As a percentage to total revenues, license and implementation revenue decreased from 19% to 18%. The decrease in these revenues as a percentage of total revenue was primarily due to fewer sales of perpetual licenses and related implementation services as we shifted our business model towards cloud-based solutions and stopped selling perpetual licenses. The increase in revenue in absolute dollars was primarily due to the revenue attributable from the acquisition of Revitas, which historically prior to our acquisition derived a greater portion of their business from perpetual license related contracts.

SaaS and Maintenance

SaaS and maintenance revenues increased $21.7 million, or 25%, to $108.1 million for the fiscal year ended September 30, 2017 from $86.4 million for the fiscal year ended September 30, 2016. The increase in these revenues was primarily due to the revenue attributable from the acquisition of Revitas on January 5, 2017 as well as continued growth in our SaaS business. The increase in our SaaS and maintenance revenues included a $12.5 million increase in our SaaS subscription revenues, a $8.8 million increase in our maintenance and support and managed support services revenues, and $0.4 million in our training and customer reimbursable expense. We intend to focus on growing our recurring revenue from SaaS and maintenance in future periods and also as a percentage of total revenues.

Cost of Revenues

	Fiscal Years Ended September 30,
	2017		2016
		% of		% of	Change
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
License and implementation	$14,224	62%	$12,976	63%	$1,248	10%
SaaS and maintenance	46,872	43	40,717	47	6,155	15
Total cost of revenues	$61,096	47%	$53,693	50%	$7,403	14%

Gross profit
License and implementation	$8,890	38%	$7,603	37%	$1,287	17%
SaaS and maintenance	61,183	57	45,675	53	15,508	34
Total gross profit	$70,073	53%	$53,278	50%	$16,795	32%

License and Implementation

Cost of license and implementation revenues increased $1.2 million, or 10%, to $14.2 million during the fiscal year ended September 30, 2017 from $13.0 million for the fiscal year ended September 30, 2016 due to the increase in related revenue. As a percentage of revenue, cost of license and implementation revenues decreased to 62% in fiscal year 2017 from 63% in fiscal year 2016. The decrease in these costs as a percentage of total revenues was primarily due to a more favorable mix of services engagements, partially offset by an increase in the accelerated amortization of a prepaid royalty agreement resulting from a shift to cloud-based solutions.

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased $6.2 million, or 15%, to $46.9 million during the fiscal year ended September 30, 2017 from $40.7 million for the fiscal year ended September 30, 2016. As a percentage of SaaS and maintenance revenues, cost of SaaS and maintenance revenues decreased from 47% to 43% in fiscal year 2017. The decreases in costs as a percentage of revenue were driven by our increased ability to drive efficiencies and synergies associated with the acquisition of Revitas and the increase in efficiencies as we continuously modernize our cloud platform.

	Fiscal Years Ended September 30,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$31,064	$23,706	$7,358	31%
Sales and marketing	41,339	32,261	9,078	28
General and administrative	36,281	30,051	6,230	21
Total operating expenses	$108,684	$86,018	$22,666	26%

Research and Development

Research and development expenses increased by $7.4 million, or 31%, to $31.1 million during the fiscal year ended September 30, 2017 from $23.7 million for the fiscal year ended September 30, 2016. Employee related expenses increased $4.1 million due to severance, salaries, bonus and stock-based compensation. We also had a $0.9 million increase in consulting costs, $0.8 million increases software-related costs, an $1.3 million increase in costs that had been previously capitalized, and a $0.3 million increase in travel and entertainment expense and other costs.

Sales and Marketing

Sales and marketing expenses increased by $9.1 million, or 28%, to $41.3 million during the fiscal year ended September 30, 2017 from $32.3 million for the fiscal year ended September 30, 2016. Employee-related expenses increased $6.4 million due to severance and commissions, bonus and salaries as a result of increased headcount. We also had a $2.5 million increase of amortization expense related to intangible assets and an $0.7 million increase in marketing program, facility and equipment related expense, partially offset by decrease in $0.5 million consulting cost, travel and entertainment expense and other costs.

General and Administrative

General and administrative expenses increased by $6.2 million, or 21%, to $36.3 million during the fiscal year ended September 30, 2017 from $30.1 million for the fiscal year ended September 30, 2016. Employee-related costs increased $3.2 million dues to severance and increased headcount, inclusive of transitional employees, related to our acquisition of Revitas. We also had an $1.0 million increased in facility costs, $0.6 million increased in consulting costs and a $1.4 million increase in depreciation and other expenses.

Interest and Other (Income) Expense, Net

	Fiscal Years Ended September 30,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest (income) expense, net	$4,159	$(50)	$4,209	(8,418)%
Other (income) expense, net	$62	$86	$(24)	(28)%

Interest expense increased $4.4 million during fiscal year 2017 primarily due to borrowings in January 2017 in connection with the acquisition of Revitas as described in the Notes to the Consolidated Financial Statement, partially offset by $0.2 million interest income.

Change in other (income) expenses, net was immaterial and primarily related to currency fluctuation.

Provision (Benefit) for Income Taxes

	Fiscal Years Ended September 30,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision (benefit) for income taxes	$(3,285)	$335	$(3,620)	(1,081)%

The change in income tax provision is primarily due to a discrete tax benefit of $4.2 million recorded in the second quarter of fiscal 2017. The discrete item is a result of releasing a portion of our valuation allowance resulting from the acquisition of Revitas.

Comparison of the Fiscal Years Ended September 30, 2016 and 2015

Revenues

	Fiscal Years Ended September 30,
	2016		2015
		% of		% of
		Total		Total	Change
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
License and implementation	$20,579	19%	$36,172	39%	$(15,593)	(43)%
SaaS and maintenance	86,392	81	57,596	61	28,796	50
Total revenues	$106,971	100%	$93,768	100%	$13,203	14%

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

SaaS and Maintenance

SaaS and maintenance revenues increased $28.8 million, or 50%, to $86.4 million for the fiscal year ended September 30, 2016 from $57.6 million for the fiscal year ended September 30, 2015.  The increase in SaaS and maintenance revenues was primarily driven by an increase in the number of subscription contracts and included a $18.9 million increase in our SaaS and Revenue Cloud subscription revenue, a $6.9 million increase in revenue from channel data management, a $1.2 million increase in revenues from RMaaS, and a $1.8 million increase in our maintenance and support, managed support services revenues, training and customer reimbursable expense. We intend to focus on growing our recurring revenue from SaaS and maintenance in future periods and also as a percentage of total revenues.

Cost of Revenues

	Fiscal Years Ended September 30,
	2016		2015
		% of		% of	Change
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
License and implementation	$12,976	63%	$15,555	43%	$(2,579)	(17)%
SaaS and maintenance	40,717	47	26,014	45	14,703	57
Total cost of revenues	$53,693	50%	$41,569	44%	$12,124	29%

Gross profit
License and implementation	$7,603	37%	$20,617	57%	$(13,014)	(63)%
SaaS and maintenance	45,675	53	31,582	55	14,093	45
Total gross profit	$53,278	50%	$52,199	56%	$1,079	2%

License and Implementation

Cost of license and implementation revenues decreased $2.6 million, or 17%, to $13.0 million during the fiscal year ended September 30, 2016 from $15.6 million for the fiscal year ended September 30, 2015. As a percentage of revenue, cost of license and implementation revenues increased to 63% in fiscal year 2016 from 43% in fiscal year 2015. The increase in cost of revenue as a percentage of revenue was primarily due to the sale of fewer software licenses for our on-premise solutions. The cost of revenues recognized in fiscal year 2016 was primarily from the sale of standalone professional services which has a lower margin than sales of licenses.

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

General and Administrative

General and administrative expenses increased by $7.0 million, or 30%, to $30.1 million during the fiscal year ended September 30, 2016 from $23.1 million for the fiscal year ended September 30, 2015.  The increase was due primarily to higher employee related costs of $3.8 million resulting from increased headcount, third party contractor costs of $2.3 million, equipment related costs of $0.2 million and facility costs and other costs of $0.5 million mainly due to higher rent for office lease and travel costs of $0.2 million. These increases are in part driven by our Channel Data Management business, which we acquired on October 30, 2015, and the additions to our executive team.

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

	Three Months Ended
	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,
	2017	2017	2017	2016	2016	2016	2016	2015
	(in thousands, except per share amounts)
Revenues:
License and implementation	$5,977	$5,714	$6,000	$5,423	$6,075	$5,119	$4,823	$4,562
SaaS and maintenance	29,628	28,530	27,257	22,640	22,433	22,798	21,236	19,925
Total revenues	35,605	34,244	33,257	28,063	28,508	27,917	26,059	24,487
Cost of Revenues:
License and implementation	3,118	3,333	4,159	3,614	2,437	3,521	3,601	3,417
SaaS and maintenance	12,345	12,439	11,880	10,208	11,137	10,330	10,238	9,012
Total cost of revenues	15,463	15,772	16,039	13,822	13,574	13,851	13,839	12,429
Gross profit	20,142	18,472	17,218	14,241	14,934	14,066	12,220	12,058
Operating Expenses:
Research and development	7,762	8,393	8,934	5,975	6,057	6,190	6,175	5,284
Sales and marketing	10,258	10,739	11,608	8,734	8,265	7,982	8,307	7,707
General and administrative	9,332	8,096	11,668	7,185	8,278	8,409	6,644	6,720
Total operating expenses	27,352	27,228	32,210	21,894	22,600	22,581	21,126	19,711
Loss from operations	(7,210)	(8,756)	(14,992)	(7,653)	(7,666)	(8,515)	(8,906)	(7,653)
Interest (income) expense, net	1,370	1,442	1,380	(33)	(22)	(14)	(13)	(1)
Other (income) expenses, net	(15)	3	228	(154)	63	(22)	(12)	57
Loss before income taxes	(8,565)	(10,201)	(16,600)	(7,466)	(7,707)	(8,479)	(8,881)	(7,709)
Provision (benefit) for income taxes	457	234	(4,110)	134	49	167	29	90
Net loss	(9,022)	(10,435)	(12,490)	(7,600)	(7,756)	(8,646)	(8,910)	(7,799)

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents. As of September 30, 2017, we had cash and cash equivalents of $57.6 million.

We expect that our operating losses will continue through at least the foreseeable future. Based on our future expectations and historical usage, we believe our current cash and cash equivalents are sufficient to meet our operating needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, and the timing and extent of spending to support research and development efforts and expansion of our business and capital expenditures for the purchase of computer hardware and software. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Term Loan

In January 2017, we entered into a financing agreement pursuant to which we borrowed an aggregate principal amount of $50 million, which was used to fund part of the cash portion of the Revitas acquisition.

The term loan will bear interest at a rate of either (i) the Base Rate (as defined in the Financing Agreement) plus 9.25% or (ii) the LIBOR Rate (as defined in the Financing Agreement) plus 8.25%, as selected by us. As of September 30, 2017, the Company selected LIBOR Rate plus 8.25%. The term loans mature on January 5, 2022. We must repay 0.625% of the aggregate principal amount, or $312,500, of the term loans on the last business day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2019. We may voluntarily prepay the terms loans, subject to a 3% premium for 24 months and 1% premium after 24 months and prior to 36 months. Certain mandatory prepayments are required upon the sale of certain assets, the receipt of certain insurance or condemnation proceeds or extraordinary receipts, the issuance of certain securities or debt, the occurrence of excess cash flows and the occurrence of certain restrictions on the business of the combined company or certain divestitures.

The Financing Agreement requires us to maintain certain financial covenants, including achieving certain levels of revenue from specified sources, as outlined in the agreement, and maintaining cash and cash-equivalents of $20.0 million net of accounts payable in excess of $0.5 million 90 days overdue. The financing agreement also contains certain non-financial covenants, including restricting our ability to dispose of assets, changing our organizational documents or amending our material agreements in a manner adverse to the lender, changing a method of accounting, merging with or acquiring other entities, incurring other indebtedness and making certain investments. We were in compliance with all of the covenants described in the Financing Agreement as of September 30, 2017.

Our subsidiary guarantors have jointly and severally guaranteed the payment in full of all obligations under the Financing Agreement. Our and our subsidiary guarantor obligations under the financing agreement are secured by substantially all of our and their assets and a pledge of certain of our and their subsidiaries’ stock.

Cash Flows

	Fiscal Years Ended September 30,
	2017	2016	2015
	(in thousands)
Cash flows used in operating activities	$(11,965)	$(12,324)	$(8,772)
Cash flows used in investing activities	(48,501)	(15,789)	(4,606)
Cash flows provided by financing activities	51,866	3,279	3,450

Cash Flows from Operating Activities

Net cash used in operating activities during the fiscal year ended September 30, 2017 was primarily the result of our net loss of $39.5 million and an $11.9 million change in operating assets and liabilities, partially offset by $15.7 million of non-cash adjustments of deferred income taxes benefits, stock-based compensation and depreciation and amortization. The $11.9 million net change in operating assets and liabilities consisted of a $1.4 million decrease in accounts receivable, primarily reflective of collections in excess of invoicing during the period, a $2.1 million decrease in prepaid expense and other assets , a $1.5 million decrease in deferred cost of implementation services, an $5.8 million increase in deferred revenue primarily due to timing of amount invoiced and revenue recognized, a $2.6 million increase in accrued employee compensation primarily due to accrual of bonuses and other employee benefits,  and a $1.6 million decrease in accounts payable.

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

Cash Flows from Investing Activities

Net cash used in investing activities for fiscal year ended September 30, 2017 was primarily due to $47.8 million net cash paid for the acquisition of Revitas, $0.4 million associated with capitalization of software development costs and purchases of property and equipment of $0.4 million.

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

Cash Flows from Financing Activities

Net cash provided by financing activities for fiscal year ended September 30, 2017 was primarily related to our borrowing activities related to the Revitas transaction, for which we received net cash proceeds of $47.9 million during fiscal 2017, as well as $4.0 million from the exercises of stock options and purchase made under our employee stock purchase plan.

Net cash provided by financing activities for the fiscal year ended September 30, 2016 was from the exercises of stock options and purchases made under our employee stock purchase plan.

Net cash provided by financing activities for the fiscal year ended September 30, 2015 primarily consisted of $3.5 million from exercises of stock options and purchases made under ESPP.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2017:

	Contractual Payment Obligations Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations(1)	$4,300	$1,600	$1,700	$1,000	$—

(1)	Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities leases.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires our management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported disclosures about contingent assets and liabilities and reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include revenue recognition, legal contingencies, income taxes, stock-based compensation, and valuation of goodwill and intangibles. These estimates and assumptions are based on our management’s best estimates and judgment. Our management regularly evaluates these estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, share-based compensation, business combinations and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

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

License and implementation revenue is recognized based on the nature and scope of the implementation services, we have concluded that generally the implementation services are essential to our customers’ use of the on-premise solutions, and therefore, we recognize revenues from the sale of software licenses for our on-premise solutions and the related implementation services on a percentage-of-completion basis over the expected implementation period which is estimated at a few months to three years. The percentage-of-completion computation is measured as the hours expended on the implementation during the reporting period as a percentage of the total estimated hours needed to complete the implementation.

For SaaS arrangements related to Revenue Cloud for Life Science and High Tech companies we historically concluded that the SaaS deliverable did not have standalone value without the implementation services primarily because other vendors could not perform the services, and in some cases the complexity of the customer environment in which the SaaS deliverable was deployed.  During fiscal year 2016, we concluded that a sufficient number of implementation projects had been completed with several third-party consulting companies participating in either a primary or sub-contractor role, such that the third-party vendors have the requisite know-how to complete, and, have completed the implementation services independently. Therefore, the Company concluded that the SaaS deliverable has standalone value to the customer without the implementation services.  The total arrangement fee for a multiple-element arrangement is allocated based on the relative selling price method. The consideration allocated to subscription fees is recognized as revenue ratably over the contract period. The consideration allocated to implementation services is recognized as revenue as services are performed, in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Accounting Standards Codification (ASC) Topic 605)—Multiple-Deliverable Revenue Arrangements.”

Prior to fiscal year 2016, for SaaS arrangements related to Revenue Cloud for Life Science and High Tech companies we treated the entire arrangement consideration, including subscription fees and related implementation services fees, as a single unit of accounting and recognized the revenues ratably beginning the day the customer was provided access to the subscription service through the end of contractual period.

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

Arrangements that include term-based licenses for current products with the right to use unspecified future versions of the software during the coverage period, are also accounted for as subscriptions, with revenue recognized ratably over the coverage period.

Stock-based compensation

We recognize compensation expense for stock option, restricted stock units, employee stock purchase plan (“ESPP”) and performance based restricted stock units. We use the Black-Scholes-Merton valuation model to estimate the fair value of stock option awards and ESPP shares. However, we have not granted stock options since fiscal year 2013. The fair value of restricted stock units is determined based on the intrinsic value of the award on the grant date. Our performance share unit grants included market condition performance criteria so we used a Monte Carlo simulation model to determine their fair value on the grant date. The fair value of these grants with a market condition is recognized using the graded-vesting attribution method over the requisite service period. The Monte-Carlo simulation model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair value determination the possibility that the performance criteria may not be satisfied. The weighted-average assumptions used to estimate the fair values of these awards were determined using the following assumptions:

Fiscal Year Ended September 30, 2017
Risk-free interest rate	0.63 - 1.45%
Dividend yield	—
Volatility	32 - 45%

Changes in the estimates used to determine the fair value of share-based equity compensation instruments could result in changes to our compensation charges.

Business Combinations

We use all available information to estimate fair values. We typically engage outside appraisal firms to assist in the fair value determination of identifiable assets such as customer contracts and any other significant assets or liabilities and contingent consideration. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date if we obtain more information regarding asset valuation and liabilities assumed.

Our purchase price allocation methodology contains uncertainties because it requires assumptions and management’s judgment to estimate the fair value of assets acquired and liabilities assumed at the acquisition date. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Our estimates are inherently uncertain and subject to refinement. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

During the last three years, we have completed two business combinations, including the Revitas acquisition in January 2017 and the Channelinsight acquisition in October 2015. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we used for the purchase price allocations and the fair value of assets acquired and liabilities assumed. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses that could be material.

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

We regularly assess the likelihood that our deferred income tax assets will be realized from future taxable income based on the realization criteria set forth in ASC 740. To the extent that we believe any amounts are not more likely than not to be realized, we record a valuation allowance to reduce the deferred income tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event we determine that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred income tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made.

As of September 30, 2017, we had gross deferred income tax assets, related primarily to net operating loss (NOL) carry forward, deferred revenues, stock compensation, accruals and reserves that are not currently deductible, depreciation and amortization and research and development tax credits of $92.5 million, which have been fully offset by deferred tax liabilities and valuation allowance. Utilization of these net loss carry forwards is subject to the limitations of IRC Section 382. During the year ended September 30, 2013, we undertook a study of NOL carry forwards and determined that most of the NOLs carry forwards are not subject to the limitations of IRC Section 382. However, in the future, some portion or all of these carry forwards may not be available to offset any future taxable income. The federal and California net operating losses will begin expiring in 2021 and 2018, respectively.

In the second quarter, as a result of acquiring Revitas, we recorded an income tax benefit of $4.2 million due to a partial release of valuation allowance.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standard Board (“FASB”) issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): providing clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of this standard, but does not believe this will have material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment. This new accounting standard update simplifies the measurement of goodwill by eliminating the Step two impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  The new guidance requires a comparison of our fair value of with carrying amount and we are required to recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. Additionally, we should consider income tax effects from any tax deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable.  The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, guidance related to stock-based compensation, which includes the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash. The guidance becomes effective for the Company at the beginning of its first quarter of fiscal 2018 but permits adoption in an earlier period. We are currently evaluating the impact this standard, but does not believe this will have material impact on its  consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The standard became effective to us in the fourth quarter of fiscal year 2017. The adoption of the standard had no material impact on our consolidated financial statements.

In May 2014, the FASB issued a new standard, Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended, which will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used.

The FASB has issued several amendments to the new standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The amendments include ASU 2016-08, Revenue from Contracts with Customers (Topic 606)—Principal versus Agent Considerations, which was issued in March 2016, and clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09, and ASU 2016-10, Revenue from Contracts with Customers (Topic 606)—

Identifying Performance Obligations and Licensing, which was issued in April 2016, and amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property.

The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We do not plan to early adopt, and accordingly, we will adopt the new standard effective October 1, 2018. We currently anticipate adopting the standard using the modified retrospective method.

We have identified, and are in the process of implementing, appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. Based on our ongoing evaluation, we believe the impacts of this ASU will be related to the capitalization and amortization of sales commissions, the timing of revenue recognition for certain sales contracts, and their respective disclosures.  There will be changes to the capitalization of the sales commission and the period over which sales commissions will be amortized to align to an expected period of benefit, which sales commission is currently expensed as incurred.  In addition, there will be a change in relation to the timing of revenue recognition for certain sales contracts, due primarily to the removal of the current limitation on contingent revenue. These changes are being evaluated to determine the potential impact to our financial statements and disclosures. While we continue to assess the potential impacts of the new standard, including the areas described above, our preliminary conclusions may change.

Non-GAAP Financial Measure

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in U.S. GAAP. We define adjusted EBITDA as net loss before items discussed below, including: stock-based compensation expense, depreciation and amortization, acquisition and integration related expense, deferred revenue adjustment related to the acquisition of Revitas, interest (income) expenses, net, other (income) expenses, net, certain legal expenses and provision (benefit) for income taxes. We believe adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. We also use this measure internally to establish budgets and operational goals to manage our business and evaluate our performance.

We understand that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results of operations as reported under U.S. GAAP. These limitations include:

•	adjusted EBITDA does not include deferred revenue adjustment, integration, and expense related LeapFrogRx, Channelinsight and Revitas acquisition;
•	adjusted EBITDA does not reflect stock-based compensation expense;
•

depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; adjusted EBITDA does not reflect any cash requirements for these replacements;

•	adjusted EBITDA does not reflect legal expense related to class action lawsuits;
•	adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of interest income and other income or expense; and
•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

	Fiscal Years Ended September 30,
	2017	2016	2015
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(39,547)	$(33,111)	(19,639)
Adjustments:
Stock-based compensation expense	10,560	13,068	10,355
Depreciation and amortization	8,185	5,929	4,076
Deferred revenue adjustments	5,151	—	—
Acquisition and integration related expense	6,446	867	91
Interest (income) expense, net	4,159	(50)	(6)
Other (income) expenses, net	62	86	(22)
Legal expenses	—	305	1,285
Provision for income taxes	(3,285)	335	528
Adjusted EBITDA	$(8,269)	$(12,571)	$(3,332)

Adjusted EBITDA was $(8.3) million, $(12.6) million and $(3.3) million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. The decrease in our adjusted EBITDA loss for the fiscal year ended September 30, 2017 as compared to fiscal year ended September 30, 2016, primarily due to an increase in our revenues for our SaaS and maintenance business as we acquired new customers, Revitas acquisition and synergies associated with the acquisition.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, which bear interest at a fixed interest rate. Our primary exposure to market risk is interest income and expense sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations. In addition, as of September 30, 2017, we had approximately $57.2 million, respectively, in short-term and long-term debt with variable interest components. With respect to our interest expense for the fiscal year ended September 30, 2017, a 10% hypothetical change in interest rates would have resulted in an increase of $0.5 million, respectively, in our interest expense for such period.

Foreign Currency Exchange Risk

Our customers typically pay us in U.S. dollars; however, in foreign jurisdictions, our expenses are typically denominated in local currency. Our expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. To date, we have not entered into foreign currency hedging contracts, but may consider entering into such contracts in the future. During fiscal 2017, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $1.7 million on our Consolidated Financial Statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 8.	Financial Statements and Supplementary Data

MODEL N, INC.

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations (Unaudited)”.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Model N, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Model N, Inc. and its subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
November 15, 2017

MODEL N, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	As of September 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$57,558	$66,149
Accounts receivable, net of allowance for doubtful accounts of $85 and $0 at September 30, 2017 and 2016	24,784	19,925
Deferred cost of implementation services, current portion	493	1,630
Prepaid expenses	3,733	4,845
Other current assets	520	283
Total current assets	87,088	92,832
Property and equipment, net	4,611	6,141
Goodwill	39,283	6,939
Intangible assets, net	40,156	5,684
Other assets	798	1,371
Total assets	$171,936	$112,967
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,002	$3,334
Accrued employee compensation	14,996	8,349
Accrued liabilities	4,979	3,707
Deferred revenue, current portion	49,186	28,854
Short-term debt	4,753	—
Total current liabilities	76,916	44,244
Deferred revenue, net of current portion	227	1,924
Long-term debt	52,452	—
Other long-term liabilities	1,080	597
Total liabilities	130,675	46,765
Commitments and contingencies (Note 8)
Convertible preferred stock:
Convertible preferred stock, $0.0005 par value; no shares authorized, issued and outstanding at September 30, 2017 and 2016, respectively	—	—
Stockholders' equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 29,323 and 27,891 shares issued and outstanding at September 30, 2017 and September 30, 2016, respectively	4	4
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	217,052	202,506
Accumulated other comprehensive loss	(502)	(562)
Accumulated deficit	(175,293)	(135,746)
Total stockholders' equity	41,261	66,202
Total liabilities and stockholders' equity	$171,936	$112,967

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Years Ended September 30,
	2017	2016	2015
Revenues:
License and implementation	$23,114	$20,579	$36,172
SaaS and maintenance	108,055	86,392	57,596
Total revenues	131,169	106,971	93,768
Cost of revenues:
License and implementation	14,224	12,976	15,555
SaaS and maintenance	46,872	40,717	26,014
Total cost of revenues	61,096	53,693	41,569
Gross profit	70,073	53,278	52,199
Operating expenses:
Research and development	31,064	23,706	17,906
Sales and marketing	41,339	32,261	30,300
General and administrative	36,281	30,051	23,132
Total operating expenses	108,684	86,018	71,338
Loss from operations	(38,611)	(32,740)	(19,139)
Interest expense (income), net	4,159	(50)	(6)
Other expenses (income), net	62	86	(22)
Loss before income taxes	(42,832)	(32,776)	(19,111)
(Benefit) provision for income taxes	(3,285)	335	528
Net loss	$(39,547)	$(33,111)	$(19,639)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.38)	$(1.21)	$(0.76)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	28,649	27,379	26,015

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Fiscal Years Ended September 30,
	2017	2016	2015
Net loss	$(39,547)	$(33,111)	$(19,639)
Other comprehensive income (loss), net:
Change in foreign currency translation adjustment	60	(96)	(177)
Total comprehensive loss	$(39,487)	$(33,207)	$(19,816)

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at September 30, 2014	25,085	$4	$172,245	$(289)	$(82,996)	$88,964
Issuance of common stock upon exercise of stock options	354	—	1,312	—	—	1,312
Issuance of common stock upon release of restricted stock units	963	—	—	—	—	—
Issuance of common stock under stock purchase plans	264	—	2,138	—	—	2,138
Stock-based compensation	—	—	10,464	—	—	10,464
Other comprehensive loss	—	—	—	(177)	—	(177)
Net loss	—	—	—	—	(19,639)	(19,639)
Balance at September 30, 2015	26,666	4	186,159	(466)	(102,635)	83,062
Issuance of common stock upon exercise of stock options	233	—	923	—	—	923
Issuance of common stock upon release of restricted stock units	719	—	—	—	—	—
Issuance of common stock under stock purchase plans	273	—	2,356	—	—	2,356
Stock-based compensation	—	—	13,068	—	—	13,068
Other comprehensive loss	—	—	—	(96)	—	(96)
Net loss	—	—	—	—	(33,111)	(33,111)
Balance at September 30, 2016	27,891	4	202,506	(562)	(135,746)	66,202
Issuance of common stock upon exercise of stock options	329	—	1,339	—	—	1,339
Issuance of common stock upon release of restricted stock units	813	—	—	—	—	—
Issuance of common stock under stock purchase plans	290	—	2,647	—	—	2,647
Stock-based compensation	—	—	10,560	—	—	10,560
Other comprehensive income	—	—	—	60	—	60
Net loss	—	—	—	—	(39,547)	(39,547)
Balance at September 30, 2017	29,323	$4	$217,052	$(502)	$(175,293)	$41,261

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years Ended September 30,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(39,547)	$(33,111)	$(19,639)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,185	5,929	4,076
Stock-based compensation	10,560	13,068	10,355
Amortization of debt discount and issuance costs	683	—	—
Deferred income taxes	(3,952)	172	33
Other non-cash charges	216	(94)	194
Changes in assets and liabilities, net of acquisition:
Accounts receivable	1,420	(2,850)	(925)
Prepaid expenses and other assets	2,117	(1,458)	(1,218)
Deferred cost of implementation services	1,502	(996)	(518)
Accounts payable	(1,558)	1,494	457
Accrued employee compensation	2,626	(677)	(16)
Other accrued and long-term liabilities	13	253	976
Deferred revenue	5,770	5,946	(2,547)
Net cash used in operating activities	(11,965)	(12,324)	(8,772)
Cash flows from investing activities:
Purchases of property and equipment	(359)	(2,102)	(2,075)
Acquisition of business, net of cash acquired	(47,773)	(12,615)	—
Capitalization of software development costs	(369)	(1,072)	(2,531)
Net cash used in investing activities	(48,501)	(15,789)	(4,606)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of employee stock purchase plan	3,986	3,279	3,450
Proceeds from term loan	48,686	—	—
Debt issuance costs	(806)	—	—
Net cash provided by financing activities	51,866	3,279	3,450
Effect of exchange rate changes on cash and cash equivalents	9	(36)	(59)
Net decrease in cash and cash equivalents	(8,591)	(24,870)	(9,987)
Cash and cash equivalents
Beginning of period	66,149	91,019	101,006
End of period	$57,558	$66,149	$91,019

Supplemental Disclosure of Cash Flow Data:
Cash paid for income taxes	$677	$233	$364
Cash paid for interest	3,462	—	—
Noncash Investing and Financing Activities:
Promissory notes issued for acquisition	$8,643	—	—
Capitalized stock options in software development costs	—	—	109

The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.

Notes to Consolidated Financial Statements

1. The Company

Model N, Inc. (Company) was incorporated in Delaware on December 14, 1999. The Company is a provider of revenue management solutions for the life sciences and technology industries. The Company’s solutions enable its customers to maximize revenues and reduce revenue compliance risk by transforming their revenue life cycle from a series of tactical, disjointed operations into a strategic end-to-end process, which enables them to manage the strategy and execution of pricing, contracting, incentives and rebates. The Company’s corporate headquarters are located in San Mateo, California, with additional offices in the United States, India and Switzerland.

Fiscal Year

The Company’s fiscal year ends on September 30. References to fiscal year 2017, for example, refer to the fiscal year ended September 30, 2017.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include revenue recognition, legal contingencies, income taxes, stock-based compensation and valuation of goodwill and intangibles. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.

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

Prior to fiscal year 2016, for SaaS arrangements related to Revenue Cloud for Life Science and High Tech companies the Company treated the entire arrangement consideration, including subscription fees and related implementation services fees, as a single unit of accounting and recognized the revenues ratably beginning the day the customer was provided access to the subscription service through the end of contractual period. During fiscal year 2016, the Company concluded that the SaaS deliverable has standalone value to the customer without the implementation services, primarily due to the number of third-party consulting companies that have the know-how to be able to independently perform the implementation services.

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

Arrangements that include term-based licenses for current products with the right to use unspecified future versions of the software and maintenance and support during the coverage period, are also accounted for as subscriptions, with revenue recognized ratably over the coverage period.

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

The Company does not offer any contractual rights of return or concessions. The Company’s implementation projects generally have a term ranging from a few months to twelve months  and may be terminated by the customer at any time. Should a loss be anticipated on a contract, the full amount of the loss is recorded when the loss is determinable. The Company updates its estimates regarding the completion of implementations based on changes to the expected contract value and revisions to its estimates of time required to complete each implementation project. Amounts that may be payable to customers to settle customer disputes are recorded as a reduction in revenues or reclassified from deferred revenue to customer payables in accrued liabilities and other long-term liabilities.

MODEL N, INC.

Notes to Consolidated Financial Statements

Costs of Revenues

Cost of license and implementation revenues consists primarily of personnel-related costs including salary, bonus, stock-based compensation, third-party contractor costs and royalty fees paid to third parties for the right to intellectual property. Cost of SaaS and maintenance revenues consists primarily of personnel-related costs including salary, customer reimbursable expense, bonus, stock-based compensation, third party contractors, facility expense, amortization of intangibles and depreciation expense related to server equipment including capitalized software and data center-related expenses.

Deferred cost of implementation services consists of costs related to implementation services that were provided to the customer but the revenues for the services have not yet been recognized, provided however that the customer is contractually required to pay for the services. These costs primarily consist of personnel costs. As of September 30, 2017 and 2016, the deferred cost of implementation services totaled $0.6 million and $2.1 million, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months at date of purchase to be cash equivalents. The Company’s cash equivalents are comprised of money market funds, and are maintained with financial institutions with high credit ratings.

Concentration of Credit Risk and Significant Customers

The Company maintains cash and cash equivalents with major financial institutions. The Company’s cash and cash equivalents consist of bank deposits held with banks, money market funds that, at times, exceed federally insured limits. The Company limits its credit risk by dealing with counterparties that are considered to be of high credit quality and by performing periodic evaluations of its investments and of the relative credit standing of these financial institutions.

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

The following customers comprised 10% or more of the Company’s accounts receivable at September 30, 2017 and 2016 and of the Company’s total revenues for the fiscal years ended September 30, 2017, 2016 and 2015, respectively:

	As of September 30,
Accounts Receivable	2017	2016
Company A	N/A	12%

MODEL N, INC.

Notes to Consolidated Financial Statements

	Fiscal Years Ended September 30,
Revenue	2017	2016	2015
Company B	11%	N/A	11%

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

Revenue that has been recognized, but for which the Company has not invoiced the customer, amounting to $4.6 million and $2.8 million is recorded as unbilled receivables and is included in accounts receivables in the consolidated balance sheets as of September 30, 2017 and 2016, respectively. Invoices that have been issued before revenue has been recognized are recorded as deferred revenue in the consolidated balance sheets.

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

MODEL N, INC.

Notes to Consolidated Financial Statements

Goodwill and Intangible Assets

The Company records goodwill when consideration paid in an acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. We conducted our annual impairment test of goodwill as of September 30, 2017 and 2016. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment under Accounting Standards Update (ASU) No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, issued by the Financial Accounting Standards Board (FASB). If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.

Intangible assets, consisting of developed technology, backlog, non-competition agreements customer relationships and trade name, are stated at fair value less accumulated amortization. All intangible assets have been determined to have finite lives and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from three to ten years. Amortization expense related to developed technology is included in cost of SaaS and maintenance revenue while amortization expense related to backlog, non-competition agreements, trade name and customer relationships is included in sales and marketing expense. No goodwill or intangible assets impairment has been identified in any of the years presented.

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

The Company capitalizes certain software development costs incurred in connection with its cloud-based software platform for internal use. The Company capitalizes software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. When development becomes substantially complete and ready for its intended use, such capitalized costs are amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years. Costs associated with preliminary project stage activities, training, maintenance and all post implementation stage activities are expensed as incurred. The Company capitalized software development costs of $0.4 million, $1.1 million and $2.5 million during the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

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

MODEL N, INC.

Notes to Consolidated Financial Statements

Level 3—Unobservable inputs that are supported by little or no market activity, which requires the Company to develop its own models and involves some level of management estimation and judgment.

The Company’s Level 1 assets consist of cash equivalent. These instruments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

Sales Commissions

Sales commissions are recognized as an expense upon booking the contract. Substantially all of the compensation due to the sales force is earned at the time of the contract signing, with limited ability to recover any commissions paid if a contract is terminated.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. The Company incurred $0.3 million in advertising and promotions costs during the fiscal years ended September 30, 2017, 2016, and 2015, respectively.

Employee Benefit Plan

The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code (IRC). Under these 401(k) Plans, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We contributed approximately $0.7 million, $0.6 million and $0.4 million for the years ended September 30, 2017,  2016 and 2015.

Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards granted to our employees and directors including stock options and restricted stock units (“RSUs”) is measured and recognized based on the fair value of the awards on the grant date. The fair value is recognized as expense, net of estimated forfeitures on a ratable basis, over the requisite service period, which is generally the vesting period of the respective award. The Company uses a Monte Carlo simulation model to determine the fair value of its performance-based restricted stock units (“PB-RSUs”) on the grant date. The fair value of these grants with a market condition is recognized using the graded-vesting attribution method over the requisite service period. As the PB-RSUs are only granted to executives and leadership team, the Company has determined no forfeiture rate would be applied to the PB-RSUs. The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock option awards and employee stock purchase plan (“ESPP”). The Black-Scholes-Merton valuation model requires the use of subjective assumptions to determine the fair value of stock option awards, including the expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends. The Company periodically estimates the portion of awards which will ultimately vest based on its historical forfeiture experience. These estimates are adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from the prior estimates.

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

As of September 30, 2017 and 2016, the Company had gross deferred income tax assets, related primarily to net operating loss (NOL) carry forwards, deferred revenues, accruals and reserves that are not currently deductible and depreciable and amortizable items of $92.5 million and $56.1 million, respectively, which have been fully offset by a valuation allowance. Utilization of these net loss carry forwards is subject to the limitations of IRC Section 382 (“the “Section 382 Limitations”). During the year ended September 30, 2013, the Company undertook a study of NOL carry forwards and determined that its NOL carry forwards that are subject to the limitations of IRC Section 382 are not material. However, in the future, some portion or all of these carry forwards may not be available to offset any future taxable income.

Segment

The Company has one operating segment with one business activity, developing and monetizing revenue management solutions. The Company’s Chief Operating Decision Maker (CODM) is its Chief Executive Officer, who manages operations on a consolidated basis for purposes of allocating resources. When evaluating performance and allocating resources, the CODM reviews financial information as presented on a consolidated basis.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive (loss) income. Other comprehensive loss includes foreign currency translation adjustments.

Recent Accounting Pronouncements

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The standard became effectives to the Company in the fourth quarter of fiscal year 2017. The adoption of the standard had no material impact on the Company’s consolidated financial statements.

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

MODEL N, INC.

Notes to Consolidated Financial Statements

The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company does not plan to early adopt, and accordingly, the Company will adopt the new standard effective October 1, 2018. The Company currently anticipate adopting the standard using the modified retrospective method.

The Company has identified, and are in the process of implementing, appropriate changes to the Company’s business processes, systems and controls to support recognition and disclosure under the new standard. Based on the Company’s ongoing evaluation, the Company believes the impacts of this ASU will be related to the capitalization and amortization of sales commissions, the timing of revenue recognition for certain sales contracts, and their respective disclosures. There will be changes to the capitalization of the sales commission and the period over which sales commissions will be amortized to align to an expected period of benefit, which sales commission is currently expensed as incurred.  In addition, there will be a change in relation to the timing of revenue recognition for certain sales contracts, due primarily to the removal of the current limitation on contingent revenue. These changes are being evaluated to determine the potential impact to our financial statements and disclosures. While the Company continues to assess the potential impacts of the new standard, including the areas described above, our preliminary conclusions may change.

3. Business Combinations

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

In connection with Revitas acquisition, the Company funded the cash portion of the purchase price, in part with a five year term loan in the aggregate amount of $50.0 million. See Note 6, “Debt”, for additional information.

The Company included Revitas’ results of operations from the date of acquisition and the estimated fair value of assets and liabilities in its consolidated balance sheets. The Company incurred acquisition and transactional costs associated with the acquisition of Revitas of approximately $2.2 million for the fiscal year ended September 30, 2017, which were recorded as general and administrative expenses.

MODEL N, INC.

Notes to Consolidated Financial Statements

Purchase Price Allocation

The total preliminary purchase price for Revitas was approximately $61.5 million, which was comprised of $52.8 million in cash and the fair value of the promissory note of $8.6 million, see Note 6, “Debt”, for additional details. The preliminary allocation of the purchase price is based on valuations derived from estimated fair value assessments and assumptions used by the Company. While the Company believes that its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The fair value of the assets acquired and liabilities assumed is subject to change within the measurement period (up to one year from the acquisition date). As of the acquisition date, the preliminary allocation of the purchase price is as follows:

Estimated Fair
Value (in thousands)
Cash and cash equivalents	$5,067
Accounts receivable	6,184
Prepaid expenses	1,067
Other current assets	47
Property, plant and equipment	1,506
Intangible assets	39,100
Goodwill	32,344
Other assets	25
Total assets acquired	85,340

Accounts payable	(1,352)
Accrued employee compensation	(3,983)
Accrued liabilities	(1,410)
Deferred revenue liability	(12,856)
Other liabilities	(4,256)
Total liabilities assumed	(23,857)
Net acquired assets	$61,483

The following table presents certain information on the acquired identifiable assets:

Intangible assets	Fair value (in thousands)	Estimated useful lives (years)	Weighted-average estimated useful lives (years)
Developed technology	$6,770	6	6
Customer relationship	$32,180	10	10
Trade name	$150	1	1

The purchase accounting allocation resulted in an ascribed value to the acquired intangible assets of $39.1 million and goodwill of $32.3 million. The key factors attributable to the creation of goodwill by the transaction are synergies in skill-sets, return on future technology and customer development.

We do not expect the goodwill recognized as a part of the acquisition to be deductible for income tax purposes. See Note 5, “Goodwill” for additional information.

Unaudited Pro Forma Combined Consolidated Financial Information

The results of operations for Revitas and the estimated fair values of the assets acquired and liabilities assumed have been included in the Company’s consolidated financial statements since the respective dates of acquisition. Since the close of the acquisition, Revitas contributed approximately $20.7 million to the Company’s revenue and increased net losses by $6.3 million.

MODEL N, INC.

Notes to Consolidated Financial Statements

The unaudited pro forma combined consolidated financial information is presented for illustrative purpose only and is not necessarily indicative of the result of operations that would have actually been reported had the acquisitions occurred on the above dates, nor is it necessarily indicative of the future results of operations of the combined company. The unaudited pro forma combined consolidated financial information reflects certain adjustments, such as amortization, interest expense, deferred tax valuation allowance and transaction related costs.

The following unaudited pro forma combined consolidated financial information has been prepared by the Company using the acquisition method of accounting to give effect to the Revitas acquisition as if it had occurred on October 1, 2015. The following table sets forth the unaudited pro forma consolidated combined results of operations:

	Fiscal Year Ended September 30,
	2017	2016
	(in thousands, except per share data)
Revenue	$140,227	$149,632
Net loss	(45,346)	(38,656)
Net loss per shares-basic and diluted	$(1.58)	$(1.41)

Channelinsight Inc. (CI) Acquisition

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

4. Consolidated Balance Sheet Components

Components of property and equipment, and intangible assets consisted of the following:

Property and Equipment

	As of September 30,
	2017	2016
	(in thousands)
Computer software and equipment	$10,274	$9,319
Furniture and fixtures	1,284	1,117
Leasehold improvements	1,466	1,240
Software development costs	9,416	8,254
Total property and equipment	22,440	19,930
Less: Accumulated depreciation and amortization	(17,829)	(14,582)
Property and equipment, net	4,611	5,348
Add: Capital projects in progress	—	793
Total property and equipment, net	$4,611	$6,141

Depreciation expense including depreciation of assets under capital leases totaled $3.5 million, $4.5 million and 3.8 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

MODEL N, INC.

Notes to Consolidated Financial Statements

Intangible Assets

		As of September 30, 2017
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Intangible Assets:
Developed technology	5-6	$12,083	$(4,545)	$7,538
Backlog	5	280	(215)	65
Non-competition agreement	3	100	(100)	—
Customer relationships	3-10	36,599	(4,084)	32,515
Trade name	1	260	(222)	38
Total		$49,322	$(9,166)	$40,156

		As of September 30, 2016
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Intangible Assets:
Developed technology	5	$5,313	$(2,857)	$2,456
Backlog	5	280	(149)	131
Non-competition agreement	3	100	(100)	—
Customer relationships	3-10	4,419	(1,331)	3,088
Trade name	1	110	(101)	9
Total		$10,222	$(4,538)	$5,684

The Company recorded amortization expense related to the acquired intangible assets of $4.6 million, $1.4 million and $0.3 million during the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

Estimated future amortization expense for the intangible assets as of September 30, 2017 is as follows:

Fiscal Years Ending September 30,
(in thousands)
2018	5,559
2019	5,466
2020	4,751
2021	4,687
2022 and thereafter	19,693
Total future amortization	$40,156

5. Goodwill

The following table presents goodwill activity for the years ended September 30, 2017 and 2016 (in thousands):

Balance as at September 30, 2015	$1,509
Add: Goodwill from acquisition of business	5,430
Balance as at September 30, 2016	$6,939
Add: Goodwill from acquisition of business	32,344
Balance as at September 30, 2017	$39,283

As a result of the acquisition of Revitas in fiscal 2017, the Company recognized preliminary goodwill of $32.3 million. See Note 3, “Business Combination”, for additional details.

MODEL N, INC.

Notes to Consolidated Financial Statements

6. Debt

Term Loan

In connection with the Revitas acquisition, on January 5, 2017, the Company entered into a Financing Agreement (“Financing Agreement)” by and among the Company, the Subsidiaries, as guarantors, Crystal Financial SPV, LLC and TC Lending, LLC (collectively, the “Lenders”), as administrative agent for the lenders, sole lead arranger, and collateral agent for the Lenders, pursuant to which the Lenders have extended term loan to the Company in an aggregate principle amount of $50.0 million.

The term loan made pursuant to the Financing Agreement will bear interest at a rate of either (i) the Base Rate (as defined in the Financing Agreement) plus 9.25% or (ii) the LIBOR Rate (as defined in the Financing Agreement) plus 8.25%, as selected by the Company. The term loans mature on January 5, 2022. As of September 30, 2017, the Company selected LIBOR Rate plus 8.25%. The Company must repay 0.625% of the aggregate principal amount of the term loans on the last business day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2019. The Company may voluntarily prepay the terms loans, subject to a 3% premium during the first 24 months and 1% premium after 24 months and prior to 36 months. Certain mandatory prepayments are required upon the sale of certain assets, the receipt of certain insurance or condemnation proceeds or extraordinary receipts, the issuance of certain securities or debt, the occurrence of excess cash flows and the occurrence of certain restrictions on the business of the combined company or certain divestitures.

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

The Company in compliance with all of the covenants described in the Financing Agreements as of September 30, 2017.

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

As of September 30, 2017, the term loan and promissory notes consisted of the following:

Amount
(in thousands)
Principal	$60,000
Unamortized debt discount and issuance costs	(2,795)
Net carrying amount	$57,205

The Company incurred approximately $0.8 million in transaction costs in connection with the term loan. These costs are included as part of the Company’s debt. The effective interest rate for the term loan is 10.5%, the 18 month promissory note is 9.74% and the 36 month promissory note is 9.89%.

MODEL N, INC.

Notes to Consolidated Financial Statements

The future scheduled principal payments for the term loan and promissory notes as of September 30, 2017 were as follows (in thousands):

Fiscal Year:
2018	$5,000
2019	937
2020	6,250
2021	1,250
2022	46,563
Total	$60,000

7. Financial Instruments

The table below sets forth the Company’s cash equivalents as of September 30, 2017 and 2016, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement. The Company had no liabilities measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of September 30, 2017:
Assets:
Cash equivalents	$47,754	$—	$—	$47,754
Total	$47,754	$—	$—	$47,754
As of September 30, 2016:
Assets:
Cash equivalents	$64,658	$—	$—	$64,658
Total	$64,658	$—	$—	$64,658

The Company’s cash equivalents as of September 30, 2017 and 2016 consisted of money market funds with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of September 30, 2017 and 2016. The Company’s financial instruments not measured at fair value on a recurring basis include cash, accounts receivable, accounts payable and accrued liabilities, and are reflected in the financial statements at cost and approximates their fair value due to their short-term nature. The term loan carrying value is approximately fair value since the term loan bears interest at rates that fluctuate with the changes in the Base Rate or the Libor Rate as selected by the Company. The promissory notes carrying values approximate their fair value as of September 30, 2017. As of September 30, 2017 and 2016, amounts of $9.8 million and $1.5 million, respectively, were held in bank deposits.

8. Commitments and Contingencies

Leases

The Company leases facilities under noncancelable operating leases. As of September 30, 2017, future minimum payments under operating leases were as follows:

	Contractual Payment Obligations Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations(1)	$4,300	$1,600	$1,700	$1,000	$—

(1)	Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities leases.

Rent expense under noncancelable operating leases for the fiscal years ended September 30, 2017, 2016 and 2015 was $3.2 million, $2.7 million and $2.3 million, respectively.

MODEL N, INC.

Notes to Consolidated Financial Statements

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

The Company has not had to reimburse any of its customers for losses related to indemnification provisions, and there were no material claims against the Company outstanding as of September 30, 2017 and 2016. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the software license, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.

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

9. Stock-Based Compensation

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

2010 Equity Incentive Plan

On June 15, 2010, the Company’s Board adopted the 2010 Equity Incentive Plan under which employees, directors, and other eligible participants of the Company or any subsidiary of the Company may be granted incentive stock options, nonstatutory stock options and all other types of awards to purchase shares of the Company’s common stock. The total number of shares reserved and available for grant and issuance pursuant to this 2010 Plan consists of (a) any authorized shares not issued or subject to outstanding grants under the 2000 Plan on the adoption date, (b) shares that are subject to issuance upon exercise of options granted under the Plan but cease to exist for any reason other than exercise of such options; and (c) shares that were issued under the Plan which are repurchased by the Company at the original issue price or forfeited. In connection with the adoption of the 2013 Equity Incentive Plan in February 2013, the 2010 Plan was terminated and all shares of common stock previously reserved but unissued were transferred to 2013 Plan.

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

MODEL N, INC.

Notes to Consolidated Financial Statements

Additionally, the 2013 Plan provides for automatic increases in the number of shares available for issuance under it on October 1 of each of the first four calendar years during the term of the 2013 Plan by the lesser of 5% of the number of shares of common stock issued and outstanding on each September 30 immediately prior to the date of increase or the number determined by our board of directors. No further grants will be made under the 2010 Plan, and the balances under the 2010 Plan have been transferred to the 2013 Plan. The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, restricted stock units and stock bonuses. Awards generally vest over four years and expire ten years from the date of grant. As of September 30, 2017, 4.4 million shares were available for future stock awards under the plans and any additional releases resulting from an over-achievement relating to performance-based restricted stock units.

Stock Options

There were no stock options granted in fiscal years 2017, 2016 and 2015, respectively. The expected terms of options granted were calculated using the simplified method, determined as the average of the contractual term and the vesting period. Estimated volatility is derived from the historical closing prices of common shares of similar entities whose share prices are publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. treasury constant maturities in effect at the time of grant for the expected term of the option. We use historical data to estimate the number of future stock option forfeitures.

The following table summarized the stock option activity and related information under all stock option plans:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercised	Contract	Value
	(in thousands)	Price	Term (in years)	(in thousands)
Balance at September 30, 2014	1,881	7.07	5.98	$7,055
Exercised	(354)	3.71	—
Forfeited	(177)	12.01	—
Expired	(231)	12.18	—
Balance at September 30, 2015	1,119	6.29	4.68	$4,904
Exercised	(233)	3.96	—
Forfeited	(12)	13.70	—
Expired	(68)	12.72	—
Balance at September 30, 2016	806	$6.31	3.56	$4,103
Exercised	(329)	4.06	—
Forfeited	—	—	—
Expired	(24)	11.69	—
Balance at September 30, 2017	453	$7.71	3.53	$3,281

Options exercisable as of September 30, 2017	453	$7.71	3.53	$3,281

Options vested and expected to vest as of September 30, 2017	453	$7.71	3.53	$3,281

The intrinsic value of options exercised during 2017, 2016 and 2015 was $2.5 million, $1.7 million and $2.6 million, respectively. The total estimated fair value of options vested during 2017, 2016 and 2015 was $22 thousand, $0.4 million and $1.6 million respectively.

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

MODEL N, INC.

Notes to Consolidated Financial Statements

The following table summarizes the weighted-average assumptions used to estimate the fair value of rights to acquire stock granted under the Company’s ESPP plan during the periods presented:

	Fiscal Years Ended September 30,
	2017	2016	2015
Risk-free interest rate	0.75%	0.38%	0.12%
Dividend yield	—	—	—
Volatility	29%	34%	33%
Expected term (in years)	0.50	0.50	0.50

Restricted Stock Units and Performance-based Restricted Stock Units

During the years ending September 30, 2017, 2016 and 2015, the Compensation Committee of the Board approved grants of performance-based restricted stock units to the Company’s certain senior officers, including the Chief Executive Officer and the Chief Financial Officer. Under the terms of these grants, the actual number of shares that will vest and be released will range from 0% to 250% of the grant based on the performance of the Company’s TSR relative to the TSR of the Index over a three-year period. No shares will vest and be released in the first year. In any of the two remaining years, no shares will vest and be released if the TSR of the Company’s common stock is below the 30th percentile relative to the Index; 100% of the grant will vest and be released if the Company’s TSR is at the 50th percentile relative to the Index; and 250% of the grant will vest and be released if the Company’s TSR is over the 90th percentile relative to the Index. These grants vest over a three-year period with 50% vesting on each of the second and the third annual anniversary of the vesting commencing date.  In addition, these grants have a “catch-up” provision such that if the Company’s TSR relative to the Index for the three-year period exceeds that of the two-year period, additional shares for the two-year period will vest and be released based on the three-year achievement level. These grants have a ten-year term, subject to their earlier termination upon certain events including the awardee’s termination of employment. As of September 30, 2017, 1.3 million shares were reserved for any additional release resulting from over-achievement relating to performance-based restricted stock units.

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

The grant date fair values of these awards were determined using the following assumptions:

	Fiscal Year Ended September 30,
	2017	2016	2015
Risk-free interest rate	1.32%-1.45%	0.86%-1.15%	1.10%
Dividend yield	—	—	—
Volatility	38%-40%	45%	32%

MODEL N, INC.

Notes to Consolidated Financial Statements

The following table summarizes the Company’s restricted stock unit activity (including performance based restricted stock awards) under all equity award plans:

		Weighted
	Restricted Stock	Average
	Units Outstanding	Grant Date
	(in thousands)	Fair Value
Balance at September 30, 2014	2,265	$12.46
Granted	1,505	11.17
Released	(963)	11.20
Forfeited	(505)	11.66
Balance at September 30, 2015	2,302	$12.32
Granted	2,064	10.61
Released	(720)	10.50
Forfeited	(529)	11.24
Balance at September 30, 2016	3,117	$11.81
Granted	1,817	11.67
Released	(813)	10.58
Forfeited	(1,204)	10.65
Balance at September 30, 2017	2,917	$12.55

The total fair value of restricted stock and restricted stock awards vested for the years ended September 30, 2017, 2016 and 2015 was $8.6 million, $7.6 million and $10.7 million, respectively.

The following table summarizes certain information of the unvested awards as of September 30, 2017:

	Restricted Stock Units (1)	ESPP
Total compensation cost for unvested (in millions)	$20.6	$0.3
Weighted-average period to recognize (in years)	2.3	0.4

(1):	Includes restricted stock units and performance-based restricted stock awards.

Stock-based Compensation

Stock-based compensation recorded in the statements of operations is as follows:

	Fiscal Years Ended September 30,
	2017	2016	2015
	(in thousands)
Cost of revenues:
License and implementation	$1,015	$918	$699
SaaS and maintenance	1,007	1,032	799
Total stock-based compensation in cost of revenues	2,022	1,950	1,498
Operating expenses:
Research and development	1,744	1,393	1,353
Sales and marketing	2,651	3,307	3,202
General and administrative	4,143	6,418	4,302
Total stock-based compensation in operating expenses	8,538	11,118	8,857
Stock-based compensation in operating loss	10,560	13,068	10,355
Stock-based compensation capitalized as software development cost	—	—	109
Total stock-based compensation	$10,560	$13,068	$10,464

MODEL N, INC.

Notes to Consolidated Financial Statements

10. Income Taxes

The components of loss before income taxes are as follows:

	Fiscal Years Ended September 30,
	2017	2016	2015
	(in thousands)
Domestic	$(43,753)	$(34,527)	$(20,292)
Foreign	921	1,751	1,181
Loss before taxes	$(42,832)	$(32,776)	$(19,111)

The Company has made no provision for U.S. income taxes on approximately $4.4 million of cumulative undistributed earnings of certain foreign subsidiaries at September 30, 2017 because it is the Company's intention to reinvest such earnings permanently.  The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The components of the provision (benefit) for income taxes are as follows:

	Fiscal Years Ended September 30,
	2017	2016	2015
	(in thousands)
Current
State	$37	$23	$13
Foreign	647	140	482
	684	163	495
Deferred
Federal	(3,436)	150	27
State	(533)	22	6
	(3,969)	172	33
Total provision (benefit) for income taxes	$(3,285)	$335	$528

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	Fiscal Years Ended September 30,
	2017	2016	2015
	(in thousands)
Tax at statutory federal rate	$(14,563)	$(11,147)	$(6,498)
State tax, net of federal benefit	37	23	13
Permanent differences	96	571	729
Foreign tax rate differential	334	(453)	81
Change in valuation allowance	15,279	12,008	6,648
Research and development tax credits	(656)	(834)	(450)
Foreign tax credits	—	—	(7)
Change in deferred tax liabilities	(3,390)	173	33
Other	(422)	(6)	(21)
Total provision (benefit) for income taxes	$(3,285)	$335	$528

The Company is subject to income taxes in U.S. federal and various state, local and foreign jurisdictions.  The tax years ended from September 2000 to September 2017 remain open to examination due to the carryover of unused net operating losses or tax credits.

MODEL N, INC.

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities consisted of the following:

	As of September 30,
	2017	2016
	(in thousands)
Deferred tax assets:
Depreciation and amortization	$842	$436
Accruals and other	5,541	2,616
Deferred revenue	3,288	4,295
NOL carry-forward	68,190	35,885
Stock compensation	4,840	4,389
Research and development tax credits	9,792	8,492
Total deferred tax assets	92,493	56,113
Valuation allowance	(78,003)	(56,113)
Net deferred tax assets	$14,490	$—
Deferred tax liabilities:
Intangibles	(14,983)	(295)
Net deferred tax liabilities	$(493)	$(295)

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company had established a valuation allowance to offset net deferred tax assets at September 30, 2017, 2016, and 2015 due to the uncertainty of realizing future tax benefits from its net operating loss carry-forwards and other deferred tax assets. In the second quarter of fiscal 2017, as a result of acquiring Revitas, we recorded an income tax benefit of $4.2 million due to a partial release of valuation allowance. The net change in the total valuation allowance for the year ended September 30, 2017 was an increase of approximately $21.9 million.

At September 30, 2017, the Company has federal and California net operating loss carry-forwards of approximately $191.3 million and $45.2 million, respectively. The federal and California net operating losses will begin expiring in 2021 and 2018, respectively. At September 30, 2017, the Company also had other state net operating loss carry-forwards of approximately $5.2 million which will begin expiring in 2018. At September 30, 2017, the Company had federal and state research credit carry forwards of approximately $5.3 million and $6.5 million, respectively. The federal research and development credit carry-forwards will begin expiring in 2020. The California tax credit can be carried forward indefinitely.

The Company is tracking its deferred tax assets attributable to stock option benefits in a separate memo account pursuant to ASC 718.  Therefore, these amounts are not included in the Company's gross or net deferred tax assets. As of September 30, 2017, 2016 and 2015, the Company had stock option benefits of approximately $4.7 million, $3.9 million and $3.7 million, respectively. Pursuant to ASC 718-740-25-10, the stock option benefits will be recorded to equity when they reduce cash taxes payable.

As of September 30, 2017, the Company had unrecognized tax benefits of approximately $3.1 million. It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the next twelve months. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2017, there was a liability of $0.2 million related to uncertain tax positions recorded on the financial statements.

Internal Revenue Code section 382 places a limitation (the "Section 382 Limitation") on the amount of taxable income can be offset by net operating ("NOL") carry-forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. The Company's capitalization described herein may have resulted in such a change. Generally, after a control change, a loss corporation cannot deduct NOL carry-forwards in excess of the Section 382 limitation. An IRC Section 382 analysis has been performed as of September 30, 2017 and determined there would be no effect on the NOL Deferred Tax Asset if ownership changes occurred.

MODEL N, INC.

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Years Ended September 30,
	2017	2016	2015
	(in thousands)
Unrecognized tax benefits at the beginning of the period	$3,310	$3,119	$2,513
Gross decrease based on tax positions during the prior period	(584)	(147)	—
Gross increase based on tax positions during the prior period	—	—	$58
Gross increase based on tax positions during the current period	417	338	548
Unrecognized tax benefits at the end of the period	$3,143	$3,310	$3,119

11. Net Loss Per Share

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

	Fiscal Years Ended September 30,
	2017	2016	2015
	(in thousands, except per share data)
Numerator:
Basic and diluted:
Net loss attributable to common stockholders	$(39,547)	$(33,111)	$(19,639)
Denominator:
Basic and diluted:
Weighted Average Shares Used in Computing Net Loss per Share Attributable to Common Stockholders	28,649	27,379	26,015
Net Loss per Share Attributable to Common Stockholders:
Basic and diluted	$(1.38)	$(1.21)	$(0.76)

The following weighted average shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Fiscal Years Ended September 30,
	2017	2016	2015
	(in thousands)
Stock options	414	650	1,228
Performance-based restricted stock units and restricted stock units	1,074	736	724
ESPP	—	—	20

12. Geographic Information

The Company has one operating segment with one business activity - developing and monetizing revenue management solutions.

Revenues from External Customers

Revenues from customers outside the United States were 11%, 10% and 6% of total revenues for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. No location outside of the United States has revenues in excess of 10%.

MODEL N, INC.

Notes to Consolidated Financial Statements

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region:

	As of September 30,
	2017	2016
	(in thousands)
United States	$3,867	$4,817
India	744	1,324
Total property and equipment, net	$4,611	$6,141

13. Subsequent Event

On October 05, 2017, The Company entered into a lease agreement. The thirty-seven month lease began on October 30, 2017, provides the Company with approximately 35,000 square feet of office space in San Mateo, California. Base annual rent is initially set at approximately $140,000 per month. Total base rent payable over the lease period is $4.9 million. The Company may renew this lease for two additional periods of five years each.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017 using the criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the COSO framework, our management has concluded that our internal control over financial reporting is effective as of September 30, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information about our Executive Officers and our Directors is incorporated by reference to information contained in the Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2017.

We have adopted a code of business conduct for directors and a code of business conduct for all of our employees, including our executive officers, and those employees responsible for financial reporting. Both codes of business conduct are available on the investor relations portion of our website at investor.modeln.com. A copy may also be obtained without charge by contacting Investor Relations, Model N, Inc., 777 Mariners Island Boulevard, Suite 300, San Mateo, CA 94404 or by calling (650) 610-4998.

We plan to post on our website at the address described above any future amendments or waivers of our codes of business conduct.

ITEM 11.	Executive Compensation

The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2017.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2017.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2017.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2017.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(1)	Financial Statements

The financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedule

Schedule II - Valuation and qualifying accounts

The table below presents the changes in the allowance for doubtful accounts for the fiscal years ended September 30, 2017, 2016, and 2015, respectively.

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Write-offs and Deductions	Balance at End of Period
Allowance for doubtful receivables
For the Year Ended September 30, 2017	$—	85	—	$85
For the Year Ended September 30, 2016	$—	—	—	$—
For the Year Ended September 30, 2015	$—	—	—	$—

Valuation allowance for deferred tax assets
For the Year Ended September 30, 2017	$56,113	21,890	—	$78,003
For the Year Ended September 30, 2016	$42,128	13,985	—	$56,113
For the Year Ended September 30, 2015	$34,685	7,443	—	$42,128

(3)	Exhibits

The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-35840	3.1	5/10/2013

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-35840	3.2	5/10/2013

4.1	Form of Registrant’s Common Stock certificate	S-1	333-186668	4.01	3/7/2013

4.2	Amended and Restated Investor Rights Agreement dated December 12, 2003 by and among Registrant and certain of its stockholders	S-1	333-186668	4.02	2/13/2013

10.1	Form of Indemnity Agreement to be entered into between Registrant and each of its officers and directors	S-1	333-186668	10.01	3/12/2013

10.2†	2000 Stock Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.02	2/13/2013

10.3†	2010 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.03	2/13/2013

10.4†	2013 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.04	3/7/2013

10.5†	2013 Employee Stock Purchase Plan	S-8	333-187388	99.4	3/20/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.6†	Employment offer letter dated February 4, 2016 by and between Registrant and Edward Sander.	10-Q	001-35840	10.1	2/9/2016

10.7†	Employment offer letter dated May 7, 2017 and Amendment 1 dated May 8, 2017 by and between Registrant and David Barter.					X

10.8†	Employment offer letter dated December 9, 2016 by and between Registrant and Russell Mellott.					X

10.9†	Form of Restricted Stock Unit Agreement	10-K	001-35840	10.12	12/6/2013

10.10	Sublease by and between Dynatrace LLC and Registrant dated August 8, 2017					X

21.1	List of Subsidiaries of Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X

24.1	Power of Attorney (included on the signature page to this report)					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates a management contract or compensatory plan.
*

These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Mateo, State of California, on this 15th day of November 2017.

MODEL N, INC.

By:	/S/ DAVID BARTER
David Barter
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Zack Rinat or David Barter, or any of them, his attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ ZACK RINAT Zack Rinat	Founder, Chairman and Chief Executive Officer (Principal Executive Officer)	November 15, 2017

/S/ DAVID BARTER David Barter	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	November 15, 2017

Additional Directors:

/S/ MELISSA FISHER Melissa Fisher	Director	November 15, 2017

/S/ DAVID BONNETTE David Bonnette	Director	November 15, 2017

/S/ CHARLES J. ROBEL Charles J. Robel	Director	November 15, 2017

/S/ TIM ADAMS Tim Adams	Director	November 15, 2017

/S/ ALAN HENRICKS	Director	November 15, 2017
Alan Henricks

/S/ BALJIT DAIL	Director	November 15, 2017
Baljit Dail