Form 10-Q
period 2017-12-31
MODEL N, INC.
filed 2018-02-07
CIK 1118417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of January 26, 2018, the registrant had  29,483,120 shares of common stock, $0.00015 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MODEL N, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	As of	As of
	December 31,	September 30,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$48,324	$57,558
Accounts receivable, net of allowance for doubtful accounts of $43 as of December 31, 2017 and $85 as of September 30, 2017	38,679	24,784
Prepaid expenses	2,800	3,733
Other current assets	1,202	1,013
Total current assets	91,005	87,088
Property and equipment, net	3,823	4,611
Goodwill	39,283	39,283
Intangible assets, net	38,738	40,156
Other assets	1,104	798
Total assets	$173,953	$171,936
Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable	$4,240	$3,002
Accrued employee compensation	9,143	14,996
Accrued liabilities	4,028	4,979
Deferred revenue, current portion	57,135	49,186
Long term debt, current portion	4,831	4,753
Total current liabilities	79,377	76,916
Long term debt	52,610	52,452
Other long-term liabilities	1,266	1,307
Total liabilities	133,253	130,675
Commitments and contingencies
Stockholders' equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 29,474 and 29,323 shares issued and outstanding at December 31, 2017 and September 30, 2017, respectively	4	4
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	221,639	217,052
Accumulated other comprehensive loss	(393)	(502)
Accumulated deficit	(180,550)	(175,293)
Total stockholders' equity	40,700	41,261
Total liabilities and stockholders' equity	$173,953	$171,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2017	2016
Revenues:
SaaS and maintenance	$32,323	$22,640
License and implementation	6,744	5,423
Total revenues	39,067	28,063
Cost of revenues:
SaaS and maintenance	13,024	10,208
License and implementation	3,785	3,614
Total cost of revenues	16,809	13,822
Gross profit	22,258	14,241
Operating expenses:
Research and development	9,068	5,975
Sales and marketing	8,492	8,734
General and administrative	8,731	7,185
Total operating expenses	26,291	21,894
Loss from operations	(4,033)	(7,653)
Interest expense (income), net	1,423	(33)
Other expenses (income), net	125	(154)
Loss before income taxes	(5,581)	(7,466)
(Benefit) provision for income taxes	(324)	134
Net loss	$(5,257)	$(7,600)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.18)	$(0.27)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	29,401	28,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2017	2016
Net loss	$(5,257)	$(7,600)
Other comprehensive (loss) income, net
Change in foreign currency translation adjustment	109	(114)
Total comprehensive loss	$(5,148)	$(7,714)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,257)	$(7,600)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,265	1,094
Stock-based compensation	4,036	1,895
Amortization of debt discount and issuance cost	236	—
Other non-cash charges	(491)	49
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(13,846)	655
Prepaid expenses and other assets	363	843
Deferred cost of implementation services	191	701
Accounts payable	1,216	591
Accrued employee compensation	(5,896)	(898)
Other accrued and long-term liabilities	(703)	(1,298)
Deferred revenue	8,145	(4,261)
Net cash used in operating activities	(9,741)	(8,229)
Cash flows from investing activities:
Purchases of property and equipment	(60)	(194)
Capitalization of software development costs	—	(275)
Cash held in escrow for acquisition	—	(5,000)
Net cash used in investing activities	(60)	(5,469)
Cash flows from financing activities:
Proceeds from exercise of stock options	552	17
Net cash provided by financing activities	552	17
Effect of exchange rate changes on cash and cash equivalents	15	(22)
Net decrease in cash and cash equivalents	(9,234)	(13,703)
Cash and cash equivalents
Beginning of period	57,558	66,149
End of period	$48,324	$52,446

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

Fiscal Year

The Company’s fiscal year ends on September 30. References to fiscal year 2018, for example, refer to the fiscal year ending September 30, 2018.

Basis for Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2017. There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended September 30, 2017 included in the Annual Report on Form 10-K.

In the opinion of management, the unaudited interim consolidated financial statements include all the normal recurring adjustments necessary to present fairly the condensed consolidated financial statements. The results of operations for the three months ended December 31, 2017 were not necessarily indicative of the operating results for the full fiscal year 2018 or any future periods.

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

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company does not plan to early adopt, and accordingly, the Company will adopt the new standard effective October 1, 2018. The Company currently anticipates adopting the standard using the modified retrospective method.

The Company has identified, and is in the process of implementing, appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new standard. Based on the Company’s ongoing evaluation, the Company believes the impacts of this ASU will be primarily related to the capitalization and amortization of sales commissions, the timing of revenue recognition for certain sales contracts, and related disclosures. The Company expects that under this ASU it will now be required to capitalize sales commissions and amortize them over the period which the sales commissions are expected to benefit the Company. Sales commissions are currently expensed as incurred.  In addition, there will be a change in relation to the timing of revenue recognition for certain sales contracts, due primarily to the removal of the current limitation on contingent revenue. These changes are being evaluated to determine the potential impact to the financial statements and disclosures. While the Company continues to assess the potential impacts of the new standard, including the areas described above, our preliminary conclusions may change.

In February 2016, the FASB issued ASU 2016-02, Lease (Topic 842), guidance on the recognition and measurement of leases. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance will require modified retrospective application at the beginning of October 1, 2019 for the Company, with optional practical expedients, but permits adoption in an earlier period. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In March 2016, FASB issued ASU 2016-9, Compensation – Stock Compensation (Topic 718), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, the guidance is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted for all companies in any interim or annual period. Forfeitures can be estimated, as required today, or recognized when they occur. Estimates of forfeitures will still be required in certain circumstances, such as at the time of modification of an award or issuance of a replacement award in a business combination. The Company adopted this guidance in the first quarter of fiscal year 2018 and has elected to continue to estimate its forfeiture rate. In the year of adoption, the ASU requires that the cumulative effect adjustment be recorded to retained earnings. Due to a full valuation allowance, there is no cumulative effect adjustment to record and the adoption of this guidance had no material impact on the Company’s consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230), clarifying the classification and presentation of restricted cash in the statement of cash flows. The standard requires that restricted cash and restricted cash equivalents are included in the cash and cash equivalent balance in the statement of cash flows. Further, reconciliation between the balance sheet and statement of cash flows is required when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Therefore, transfers between these balances should no longer be presented as a cash flow activity. The guidance becomes effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

early adoption permitted. The Company does not plan to early adopt, and accordingly the Company will adopt the new standard effective October 1, 2018. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

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

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Purchase Price Allocation

The total purchase price for Revitas was approximately $61.5 million, which was comprised of $52.8 million in cash and the fair value of the promissory note of $8.6 million, see Note 5, “Debt”, for additional details. The allocation of the purchase price is based on valuations derived from estimated fair value assessments and assumptions used by the Company.  As of the acquisition date, the final allocation of the purchase price is as follows:

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

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following unaudited pro forma combined consolidated financial information has been prepared by the Company using the acquisition method of accounting to give effect to the Revitas acquisition as if it had occurred on October 1, 2015. The following table sets forth the unaudited pro forma consolidated combined results of operations:

Three Months Ended December 31,
2016
(in thousands, except per share data)
Revenue	$37,121
Net loss	(10,910)
Net loss per shares-basic and diluted	$(0.39)

3.	Consolidated Balance Sheet Components

Components of property and equipment, and intangible assets consisted of the following:

Property and Equipment

	As of	As of
	December 31,	September 30,
	2017	2017
	(in thousands)
Computer software and equipment	$10,211	$10,274
Furniture and fixtures	1,257	1,284
Leasehold improvements	1,397	1,466
Software development costs	9,416	9,416
Total property and equipment	22,281	22,440
Less: Accumulated depreciation and amortization	(18,458)	(17,829)
Total property and equipment, net	$3,823	$4,611

Depreciation expense totaled $0.8 million and $0.7 million for the three months ended December 31, 2017 and 2016, respectively.

Intangible Assets

	Estimated	As of December 31, 2017
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	(in Years)	Amount	Amortization	Amount
		(in thousands)
Intangible Assets:
Developed technology	5-6	$12,083	$(5,020)	$7,063
Backlog	5	280	(230)	50
Customer relationships	3-10	36,599	(4,974)	31,625
Trade name	1	260	(260)	—
Total		$49,222	$(10,484)	$38,738

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Estimated	As of September 30, 2017
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	(in Years)	Amount	Amortization	Amount
		(in thousands)
Intangible Assets:
Developed technology	5-6	$12,083	$(4,545)	$7,538
Backlog	5	280	(215)	65
Non-competition agreement	3	100	(100)	—
Customer relationships	3-10	36,599	(4,084)	32,515
Trade name	1	260	(222)	38
Total		$49,322	$(9,166)	$40,156

The Company recorded amortization expense related to the acquired intangible assets of $1.4 million and $0.4 million for the three months ended December 31, 2017 and 2016, respectively.

Estimated future amortization expense for the intangible assets as of December 31, 2017 is as follows (in thousands):

2018 (remaining 9 months)	$4,142
2019	5,466
2020	4,751
2021	4,686
2022 and thereafter	19,693
Total future amortization	$38,738

4.	Goodwill

The changes in the carrying amount of goodwill for the three months ended December 31, 2017 consisted of the following (in thousands):

Balance as at September 30, 2016	$6,939
Add: Goodwill from acquisition of business	32,344
Balance as at September 30, 2017	$39,283
Add: Goodwill from acquisition of business	—
Balance as at December 31, 2017	$39,283

As a result of the acquisition of Revitas in the second quarter of fiscal 2017, the Company recognized goodwill of $32.3 million.  See Note 2, “Business Combination”, for additional details.

5.	Debt

Term Loan

In connection with the Revitas acquisition, on January 5, 2017, the Company entered into a Financing Agreement (Financing Agreement) by and among the Company, the Subsidiaries, as guarantors, Crystal Financial SPV, LLC and TC Lending, LLC (collectively, the “Lenders”), as administrative agent for the lenders, sole lead arranger, and collateral agent for the Lenders, pursuant to which the Lenders have extended term loan to the Company in an aggregate principle amount of $50.0 million.

The term loan made pursuant to the Financing Agreement will bear interest at a rate of either (i) the Base Rate (as defined in the Financing Agreement) plus 9.25% or (ii) the LIBOR Rate (as defined in the Financing Agreement) plus 8.25%, as selected by the Company. The term loans mature on January 5, 2022. For the quarter ending December 31, 2017, the Company selected LIBOR Rate plus 8.25%. The Company must repay 0.625% of the aggregate principal amount of the term loans on the last business day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2019. The Company may voluntarily prepay the terms loans, subject to a 3% premium during the first 24 months and 1% premium after 24 months and prior to 36 months. Certain mandatory prepayments are required upon the sale of certain assets, the receipt of certain insurance or condemnation proceeds or extraordinary receipts, the

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

issuance of certain securities or debt, the occurrence of excess cash flows and the occurrence of certain restrictions on the business of the combined company or certain divestitures.

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

The Company was in compliance with all of the covenants described in the Financing Agreements as of December 31, 2017.

The subsidiary guarantors have jointly and severally guaranteed the payment in full of all obligations under the Financing Agreement. The Company and the subsidiary guarantors’ obligations under the Financing Agreement are secured by substantially all of their assets and a pledge of certain of the Company and the subsidiaries’ stock.

Promissory Notes

Also, in connection with the Revitas acquisition, the Company incurred $10.0 million in debt in the form of two promissory notes with the sellers, one which will mature on July 5, 2018 and the other which will mature on January 5, 2020. These promissory notes bear interest at the rate of 3% per annum, and are subject to a right of set-off as partial security for the indemnification obligations of target’s stockholders under the Merger Agreement. These promissory notes are subordinate to the term loan. The fair value of the promissory notes of $8.6 million was determined based on a discounted future cash flow at 9.96% interest rate, which represents an arm’s length interest rate.

As of December 31, 2017, the term loan and promissory notes consisted of the following:

Amount
(in thousands)
Principal	$60,000
Unamortized debt discount and issuance costs	(2,559)
Net carrying amount	$57,441

The Company incurred approximately $0.8 million in transaction costs in connection with the term loan in fiscal year 2017. These costs are included as part of the Company’s debt. The effective interest rate for the term loan is 10.3%, the 18 month promissory note is 9.74% and the 36 month promissory note is 9.89%.

The future scheduled principal payments for the term loan and promissory notes as of December 31, 2017 were as follows (in thousands):

Fiscal Year
2018 (remaining 9 months)	5,000
2019	937
2020	6,250
2021	1,250
2022	46,563
Total	$60,000

6.	Fair Value of Financial Instruments

The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt and certain accrued liabilities. The Company regularly reviews its financial instruments portfolio to identify and evaluate such instruments that have indications of possible impairment. When there is no readily available market data, fair value estimates are made

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

by the Company, which involves some level of management estimation and judgment and may not necessarily represent the amounts that could be realized in a current or future sale of these assets.

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

The table below sets forth the Company’s cash equivalents as of December 31, 2017 and September 30, 2017, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of December 31, 2017:
Assets:
Cash equivalents:	$39,052	$—	$—	$39,052
Total	$39,052	$—	$—	$39,052
As of September 30, 2017:
Assets:
Cash equivalents:	$47,754	$—	$—	$47,754
Total	$47,754	$—	$—	$47,754

The Company’s cash equivalents as of December 31, 2017 and September 30, 2017 consisted of a money market funds with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2017 and September 30, 2017. The Company’s financial instruments not measured at fair value on a recurring basis include cash, accounts receivable, accounts payable and accrued liabilities, and are reflected in the financial statements at cost and approximates their fair value due to their short-term nature. The term loan carrying value is approximately fair value since the term loan bears interest at rates that fluctuate with the changes in the Base Rate or the Libor Rate as selected by the Company. The promissory notes carrying values approximate their fair value as of December 31, 2017.

7.	Stock-based Compensation

As of December 31, 2017, 4.5 million shares were available for future stock awards under the Company’s equity plans and any additional releases resulting from an over-achievement relating to performance-based restricted stock units.  There were no stock options granted during the three months ended December 31, 2017 and 2016, respectively.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the stock option activity and related information under all equity plans:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercised	Contract	Intrinsic
	(thousands)	Price	Term (in Years)	Value (in thousands)
Balance at September 30, 2017	453	$7.71	3.53	$3,281
Granted	—	—	—
Exercised	(62)	8.97	—
Forfeited	—	—	—
Expired	—	—	—
Balance at December 31, 2017	391	$7.51	3.17	$3,224
Options exercisable as of December 31, 2017	391	$7.51	3.17	$3,224
Options vested and expected to vest as of December 31, 2017	391	$7.51	3.17	$3,224

The following table summarizes the Company’s restricted stock unit activity (including performance-based restricted stock units) under all equity award plans:

		Weighted
		Average
	Restricted Stock	Grant Date
	Units Outstanding	Fair Value
	(in thousands)
Balance at September 30, 2017	2,917	$12.55
Granted	65	14.55
Released	(89)	10.68
Forfeited	(138)	10.39
Balance at December 31, 2017	2,755	$12.76

Stock-based Compensation

Stock-based compensation recorded in the statements of operations is as follows:

	Three Months Ended December 31,
	2017	2016
	(in thousands)
Cost of revenues:
SaaS and maintenance	$278	$246
License and implementation	292	234
Total stock-based compensation in cost of revenue	570	480
Operating expenses:
Research and development	657	404
Sales and marketing	871	553
General and administrative	1,938	458
Total stock-based compensation in operating expense	3,466	1,415
Total stock-based compensation	$4,036	$1,895

8.	Income Taxes

On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the Tax Legislation) was enacted in the United States (U.S.). The Tax Legislation significantly revises the U.S. corporate income tax by, among other things, lowering the

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

corporate income tax rate to 21%, implementing a modified territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the Toll Charge), and limiting the deductibility of certain expenses, such as interest expense. As a fiscal-year taxpayer, certain provisions of the Tax Legislation impact the Company in fiscal 2018, including the change in the corporate income tax rate and the Toll Charge, while other provisions will be effective starting at the beginning of fiscal 2019. The U.S. federal income tax rate reduction was effective as of January 1, 2018. Accordingly, the Company’s federal statutory income tax rate for fiscal 2018 reflects a blended rate of approximately 24.3%.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Legislation. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Legislation is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Legislation. Given the amount and complexity of the changes in tax law resulting from the Tax Legislation, the Company has prepared an accounting estimate for the income tax effects of the Tax Legislation. This includes the amounts recorded to the Toll Charge, the re-measurement of deferred taxes and the change in the Company’s indefinite reinvestment assertion. Further, the Company is in the process of analyzing the effects of new taxes due on certain foreign income and other provisions of the Tax Legislation.

The impact of the Tax Legislation may differ from this estimate, during the one-year measurement period due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Legislation. However, due to the availability of sufficient U.S. net operating losses as well as related valuation allowances, the Company does not anticipate the enactment of the Tax Legislations to have a material impact on the Company’s financial statements other than disclosure items that will need to be disclosed in is year-end financial statements.

The Company anticipates that it will obtain the necessary information to complete the accounting requirements under ASC 740 before the end of its fiscal year. Currently, the Company has recognized an immaterial tax benefit resulting from the re-measurement of indefinitely-lived U.S. deferred tax liabilities at the reduced U.S. corporate tax rate and reduction of valuation allowance for certain deferred tax liabilities from acquisition activity that can now be used as a source of income.

The Company recorded an income tax (benefit) expense of $(324,000) and $134,000, representing effective income tax rates of (5.8)% and 1.8%, for the three months ended December 31, 2017 and 2016, respectively. The increase in income tax benefit is primarily due to discrete tax benefit recorded as a result reduction in deferred tax liabilities from the reduced corporate tax rate and valuation allowance release. This is in addition to a reversal of certain foreign unrecognized tax benefits. The Company’s effective income-tax rates during these periods differ from the Company’s blended federal statutory rate of 24.3%, primarily due to permanent differences for stock-based compensation and the impact of state income taxes and foreign tax rate differences. The Company realized no benefit for current period losses due to maintaining a full valuation allowance against the U.S. and foreign net deferred tax assets.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.	Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended December 31,
	2017	2016
	(in thousands, except per share data)
Numerator:
Basic and diluted:
Net loss attributable to common stockholders	$(5,257)	$(7,600)
Denominator:
Basic and diluted:
Weighted Average Shares Used in Computing Net Loss per Share Attributable to Common Stockholders	29,401	28,008
Net Loss per Share Attributable to Common Stockholders:
Basic and diluted	$(0.18)	$(0.27)

The following shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would have been anti-dilutive:

	Three Months Ended December 31,
	2017	2016
	(in thousands)
Stock options	208	542
Performance-based restricted stock units and restricted stock units	1,398	784

10.	Litigation and Contingencies

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

Revenues from External Customers

Revenues from customers outside of the United States were 13% and 9% of total revenues for the three months ended December 31, 2017 and 2016, respectively. However, no single jurisdiction outside of the United States represented more than 10% of total revenues.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region:

	As of	As of
	December 31,	September 30,
	2017	2017
	(in thousands)
United States	$3,214	$3,867
India	609	744
Total property and equipment, net	$3,823	$4,611

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (Securities Act) and the Securities Exchange Act of 1934, as amended (Exchange Act). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “anticipates,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are based only on our current expectations and projections and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below under “Part II, Item 1A. Risk Factors,” and elsewhere in this report. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Model N Revenue Cloud transforms the revenue lifecycle into a strategic, end-to-end process aligned across the enterprise. Our industry specific clouds – Revenue Cloud for Pharma, Revenue Cloud for Med Tech and Revenue Cloud for High Tech – offer a range of solutions from individual applications to complete suites. Deployments may vary from specific divisions or territories to enterprise-wide implementations. In addition to industry specific clouds, Revenue Cloud provides a broad set of cloud applications for a variety of industries.

Our solutions are delivered via four distinct cloud-based offerings:

•

Revenue Clouds for Pharma and Med Tech – These Revenue Clouds help life science companies optimize revenue throughout the commercialization process and reduces revenue leakage, while adhering to government regulations.

•	Revenue Cloud for High Tech – Revenue Cloud for High Tech enables customers to modernize their sales processes by adopting a strategic approach to manage the revenue lifecycle by planned revenue.

•	Revenue Cloud – a suite of software-as-a-service (SaaS) subscriptions designed to automate the Revenue Management lifecycle.

We derive revenues primarily from the sale of our cloud-based solutions and professional services, as well as maintenance and support and managed support services. We price our solutions based on a number of factors, including revenues under management and number of users. We also derive revenues from selling professional services related to past sales of perpetual licenses. Maintenance and support revenues are recognized ratably over the support period, which is typically one year. SaaS revenues for cloud-based solutions are derived from subscription fees from customers accessing our cloud-based solutions, as well as from associated implementation and professional services. The actual timing of revenue recognition may vary based on our customers’ implementation requirements and availability of our services personnel.

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

For the three months ended December 31, 2017 and 2016, our total revenues were $39.1 million and $28.1 million, respectively, representing a year-over-year increase of approximately 39%, primarily due to the acquisition of Revitas in the second quarter of fiscal year 2017 and improvements in sales execution, which was partially offset by a decrease in our licensing and implementation revenues as we no longer sell perpetual licenses, as our business model continues to shift towards our cloud-based solutions.

Key Business Metric

In addition to the measures of financial performance presented in our Condensed Consolidated Financial Statements, we use adjusted EBITDA to evaluate and manage our business. We use this key metric internally to manage our business, and we believe it is useful for investors to compare key financial data from various periods. See “Adjusted EBITDA” below.

Key Components of Results of Operations

Revenues

Revenues are comprised of SaaS and maintenance revenues and license and implementation revenues.

SaaS and Maintenance

SaaS and maintenance revenues primarily include subscription and related professional fees from customers accessing our cloud-based solutions. Also included in SaaS and maintenance revenues are revenues related to maintenance and support, managed support services, training and customer-reimbursed expenses. The SaaS model is the primary way we sell to our customers in our vertical markets. Accordingly, we expect that SaaS and maintenance revenues for the fiscal year 2018 will be higher both in absolute dollars and as a percentage of total revenues than fiscal year 2017 as we continue to acquire new SaaS customers and expand our SaaS offerings within our existing customers.

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

Cost of Revenues

SaaS and Maintenance

Cost of SaaS and maintenance revenues includes costs related to the implementation of our cloud-based solutions, maintenance and support for our on-premise solutions, managed support services, training and customer-reimbursed expenses. Cost of SaaS and maintenance revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation, royalty, facility expense, amortization, depreciation, reimbursable expenses, third-party contractors and cloud hosting costs. We believe that cost of SaaS and maintenance revenues will continue to increase in absolute dollars as we continue to sell more cloud-based products and subscriptions.

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

Operating Expenses

Research and Development

Our research and development expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation and third-party contractors. Our software development costs for new software solutions and enhancements to existing software solutions are generally expensed as incurred. In the past, we capitalized development costs in connection with the development of new cloud-based services. We expect our research and development expenses to be relatively flat in fiscal year 2018 from fiscal year 2017.

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel-related costs including salary, bonus, commissions, stock-based compensation, amortization of intangible, travel-related expenses and marketing programs. We expect our sales and marketing expenses to be slightly lower in fiscal year 2018 from fiscal 2017.

General and Administrative

Our general and administrative expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation, audit and legal fees as well as third-party contractors, facilities, costs associated with corporate transactions, and travel-related expenses. We expect our general and administrative expense to decrease in fiscal year 2018 from fiscal year 2017.

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended December 31,
	2017	2016
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
SaaS and maintenance	$32,323	$22,640
License and implementation	6,744	5,423
Total revenues	39,067	28,063
Cost of Revenues:
SaaS and maintenance	13,024	10,208
License and implementation	3,785	3,614
Total cost of revenues	16,809	13,822
Gross profit	22,258	14,241
Operating Expenses:
Research and development	9,068	5,975
Sales and marketing	8,492	8,734
General and administrative	8,731	7,185
Total operating expenses	26,291	21,894
Loss from operations	(4,033)	(7,653)
Interest expense (income), net	1,423	(33)
Other expenses (income), net	125	(154)
Loss before income taxes	(5,581)	(7,466)
(Benefit) provision for income taxes	(324)	134
Net loss	$(5,257)	$(7,600)

Comparison of the Three Months Ended December 31, 2017 and 2016

Revenues

	Three Months Ended December 31,
	2017		2016		Change
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenue:
SaaS and maintenance	$32,323	83%	$22,640	81%	$9,683	43%
License and implementation	6,744	17	5,423	19	1,321	24
Total revenues	$39,067	100%	$28,063	100%	$11,004	39%

SaaS and Maintenance

SaaS and maintenance revenues increased by $9.7 million, or 43%, to $32.3 million for the three months ended December 31, 2017 from $22.6 million for the three months ended December 31, 2016. As a percentage of total revenues, SaaS and maintenance revenues increased from 81% to 83%. The increase in our SaaS and maintenance revenues was primarily driven by an increase in our SaaS subscriptions and professional service of $6.2 million, a $2.9 million increase in our maintenance and support and managed support services revenues, and a $0.6 million increase in our training and customer reimbursable expenses. These increases were in large part related to the revenue attributable from our acquisition of Revitas in the second quarter of fiscal 2017 and continued growth of our cloud-based solutions. We intend to focus on growing our recurring revenue from SaaS subscription and related implementation services in future periods.

License and Implementation

License and implementation revenues increased by $1.3 million, or 24%, to $6.7 million during the three months ended December 31, 2017 from $5.4 million for the three months ended December 31, 2016. As a percentage of total revenue, license and implementation revenues decreased from 19% to 17%. The decrease in revenue as a percentage of total revenue was primarily due to no sales of perpetual licenses in fiscal 2018 and fewer sales of related implementation services as we shifted our business model towards cloud-based solutions and stopped selling perpetual licenses. The increase in revenue in absolute dollars was primarily due to the revenue attributable from the acquisition of Revitas in the second quarter of fiscal 2017.

     Cost of Revenues

	Three Months Ended December 31,
	2017		2016		Change
		% of		% of
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
SaaS and maintenance	$13,024	40%	$10,208	45%	$2,816	28%
License and implementation	3,785	56	3,614	67	171	5
Total cost of revenues	$16,809	43%	$13,822	49%	$2,987	22%

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased by $2.8 million, or 28%, to $13.0 million during the three months ended December 31, 2017 from $10.2 million for the three months ended December 31, 2016 due to the increase in the related revenue.  As a percentage of SaaS and maintenance revenues, cost of SaaS and maintenance revenues decreased from 45% to 40% during the three months ended December 31, 2017, as we continued to improve gross margins due to increased efficiencies in our business and synergies related to our acquisition of Revitas in the second quarter of fiscal 2017, and as we continuously modernize our cloud platform.

License and Implementation

Cost of license and implementation revenues increased by $0.2 million, or 5% , to $3.8 million during the three months ended December 31, 2017 from $3.6  million for the three months ended December 31, 2016, due to the increase to the related revenue. As a percentage of license and implementation revenues, cost of license and implementation revenues decreased from 67% to 56% during the three months ended December 31, 2017 due to the mix of professional services engagements with higher profit margins.

      Operating Expenses

	Three Months Ended December 31,
	2017	2016	Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$9,068	$5,975	$3,093	52%
Sales and marketing	8,492	8,734	(242)	(3)
General and administrative	8,731	7,185	1,546	22
Total operating expenses	$26,291	$21,894	$4,397	20%

Research and Development

Research and development expenses increased by $3.1 million, or 52%, to $9.1 million during the three months ended December 31, 2017 from $6.0 million for the three months ended December 31, 2016. The increase was primarily due to a $2.3 million increase in employee-related costs primarily related to the acquisition of Revitas in second quarter of fiscal year 2017. We also had a $0.8 million increase in costs associated with our data center, travel costs, consulting fees and other costs.

Sales and Marketing

Sales and marketing expenses decreased by $0.2 million, or 3%, to $8.5 million during the three months ended December 31, 2017 from $8.7 million for the three months ended December 31, 2016. This decrease was primarily due to a $0.8 million decrease in marketing program and travel costs and a $0.4 million decrease in employee-related costs partially offset by, an $0.8 million increase in intangible amortization expense due to the impact of the Revitas acquisition in second quarter of fiscal 2017 and a $0.2 million increase in software license and other costs.

General and Administrative

General and administrative expenses increased by $1.5 million, or 22%, to $8.7 million during the three months ended December 31, 2017 from $7.2 million for the three months ended December 31, 2016. The increase was primarily due to an increase of $1.5 million in employee related costs driven by increased stock based compensation and employee benefit costs.

Interest (Income) and Other Expense (Income), Net

	Three Months Ended December 31,
	2017	2016	Change
	(in thousands, except percentages)
Interest expense (income), net	$1,423	$(33)	$1,456	(4,412)%
Other expense (income), net	$125	$(154)	$279	(181)%

Interest expense increased $1.5 million during the three months ended December 31, 2017 primarily due to borrowings in connection with the acquisition of Revitas in the second quarter of fiscal year 2017 as described in the Notes to the Condensed Consolidated Financial Statements.

Other expense (income), net is primarily due to currency fluctuation impacts recorded for our foreign operations.

(Benefit) provision for Income Taxes

	Three Months Ended December 31,
	2017	2016	Change
	(in thousands, except percentages)
(Benefit) provision for income taxes	$(324)	$134	$(458)	(342)%

(Benefit) provision for income taxes was primarily related to the state minimum tax and foreign tax on our profitable foreign operations offset by discrete tax benefit recorded as a result of a reduction in deferred tax liabilities from the reduced corporate tax rate and valuation allowance release. This is in addition to a reversal of certain foreign unrecognized tax benefits.

On December 22, 2017, Tax reform legislation known as the Tax Cuts and Jobs Act into legislation (“Tax Legislation”), which includes a broad range of tax reform affecting businesses, including corporate tax rates, business deductions, and international tax provisions. We are currently evaluating the disclosure impact of the Tax Legislation on our financial statement, specifically on the quantification of earnings and profits of its recently acquired foreign subsidiaries, in which any positive foreign earnings will be deemed repatriated and could impact our U.S. taxable income. However, due to the availability of sufficient U.S. net operating losses as well as the related valuation allowances, we do not anticipate the enactment of the Tax Legislation to have material impact on our financial statement other than its disclosure items that will need to be reported on its year-end financial statement. Currently, we have recognized an immaterial tax benefit resulting of a reduction in deferred tax liabilities from the reduced corporate tax rate and valuation allowance release. This is in addition to as well as a reversal of certain foreign unrecognized tax benefits

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of $48.3 million. Based on our future expectations and historical usage, we believe our current cash and cash equivalents are sufficient to meet our operating needs including principal payments related to our debt for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts and expansion of our business, and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in, or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Term Loan

In January 2017, we entered into a financing agreement (Finance Agreement) pursuant to which we borrowed an aggregate principal amount of $50 million, which was used to fund part of the cash portion of the Revitas acquisition.

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

The Financing Agreement requires us to maintain certain financial covenants, including achieving certain levels of revenue from specified sources, as outlined in the agreement, and maintaining cash and cash-equivalents of $20.0 million net of accounts payable in excess of $0.5 million 90 days overdue. The Financing Agreement also contains certain non-financial covenants, including restricting our ability to dispose of assets, changing our organizational documents or amending our material agreements in a manner adverse to the lender, changing a method of accounting, merging with or acquiring other entities, incurring other indebtedness and making certain investments. We were in compliance with all of the covenants described in the Financing Agreement as of December 31, 2017.

Our subsidiary guarantors have jointly and severally guaranteed the payment in full of all obligations under the Financing Agreement. Our and our subsidiary guarantor obligations under the Financing Agreement are secured by substantially all of our and their assets and a pledge of certain of our and their subsidiaries’ stock.

Cash Flows

	Three Months Ended December 31,
	2017	2016
Cash flows used in operating activities	$(9,741)	$(8,229)
Cash flows used in investing activities	(60)	(5,469)
Cash flows provided by financing activities	552	17

Cash Flows from Operating Activities

Net cash used in operating activities during the three months ended December 31, 2017 was primarily the result of our net loss of $5.3 million and a $10.5 million change in operating assets and liabilities, partially offset by $6.0 million of non-cash adjustments of deferred income taxes benefits, stock-based compensation and depreciation and amortization. The $10.5 million net change in operating assets and liabilities consisted of a $13.8 million increase in accounts receivable, primarily reflective of invoicing in excess of collections during the period, a $0.2 million decrease in deferred cost of implementation services, a $0.4 million decrease in prepaid expense and other assets, an $8.1 million increase in deferred revenue primarily due to timing of amount invoiced and revenue recognized, a $0.7 million decrease in other accrued and long term liabilities, a $5.9 million decrease in accrued employee compensation primarily due to payment of bonuses and other employee benefits, and a $1.2 million increase in accounts payable.

Net cash used in operating activities during the three months ended December 31, 2016 was primarily the result of our net loss of $7.6 million and $3.7 million change in operating assets and liabilities, partially offset by $3.0 million of non-cash adjustments comprised of $1.9 million in stock-based compensation and $1.1 million in depreciation and amortization. The net change in operating assets and liabilities consisted of a $0.7 million decrease in accounts receivable primarily due to collections exceeding amounts invoiced  during the quarter, a $0.7 million decrease in deferred cost of implementation services, a $0.8 million decrease in prepaid expense and other assets, a $4.3 million decrease in deferred revenue primarily due to timing of amount invoiced and revenue recognized, a $1.3 million decrease in other accrued and long term liabilities, a $0.9 million decrease in accrued employee compensation primarily due to payment of bonuses and other employee benefits, and a $0.6 million increase in accounts payable.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended December 31, 2017 was primarily due to purchases of property and equipment.

Net cash used in investing activities for the three months ended December 31, 2016 was primarily due to $5.0 million of cash held in an escrow account related to the Revitas acquisition, $0.3 million associated with capitalization of software development costs and purchases of property and equipment of $0.2 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2017 and 2016 was from the exercises of stock options.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our most recent Annual Report filed on Form 10-K for the fiscal year ended September 30, 2017.

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States (U.S. GAAP). We define adjusted EBITDA as net loss before items discussed below, including: stock-based compensation expense, depreciation and amortization, acquisition and integration related expense, deferred revenue adjustment related to the acquisition of Revitas, interest expense (income), net, other expenses (income), net, and provision (benefit) for income taxes. We believe adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. We also use this measure internally to establish budgets and operational goals to manage our business and evaluate our performance.

We understand that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results of operations as reported under the U.S. GAAP. These limitations include:

•	adjusted EBITDA does not include deferred revenue adjustment, integration, and expense related to the Revitas acquisition;
•	adjusted EBITDA does not reflect stock-based compensation expense;
•

depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; and adjusted EBITDA does not reflect any cash requirements for these replacements;

•	adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following tables provide a reconciliation of adjusted EBITDA to net loss:

	Three Months Ended December 31,
	2017	2016
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(5,257)	$(7,600)
Adjustments:
Stock-based compensation expense	4,036	1,895
Depreciation and amortization	2,265	1,094
Deferred revenue adjustment	627	—
Acquisition and integration related expense	—	1,202
Interest expense (income), net	1,423	(33)
Other expenses (income), net	125	(154)
(benefit) provision for income taxes	(324)	134
Adjusted EBITDA	$2,895	$(3,462)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and debt. Our primary exposure to market risk is interest income and expense sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations. In addition, as of December 31, 2017, we had approximately $57.4 million, respectively, in long-term debt with variable interest components. With respect to our interest expense for the three months ended December 31, 2017, a 10% hypothetical change in interest rates would have resulted in an increase of $0.1 million, respectively, in our interest expense for such period.

Foreign Currency Exchange Risk

Our customers typically pay us in U.S. dollars, however in foreign jurisdictions, our expenses are typically denominated in local currency. Our expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. To date, we have not entered into foreign currency hedging contracts, but may consider entering into such contracts in the future. During the three months ended December 31, 2017, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $0.4 million. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of December 31, 2017, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events.

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

We have incurred net losses of $5.3 million and $7.6 million for the three months ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $180.6 million. We expect that our expenses will increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs will also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset these expected increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

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

We must improve our sales execution in order to, among other things, increase the number of our sales opportunities and grow our revenue. We must improve the market awareness of our solutions and expand our relationships with our channel partners in order to increase our revenues. Further, we believe that we must continue to develop our relationships with new and existing customers and partners, and create additional sales opportunities to effectively and efficiently extend our geographic reach and market penetration. Our efforts to improve our sales execution could result in a material increase in our sales and marketing expense and general and administrative expense, and there can be no assurance that such efforts will be successful. We have experienced challenges in sales execution in the past, and if we are unable to significantly improve our sales execution, increase the awareness of our solutions, create additional sales opportunities, expand our relationships with channel partners, leverage our relationship with strategic partners, such as Salesforce, or effectively manage the costs associated with these efforts, our operating results and financial condition could be materially and adversely affected.

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

If we are unable to successfully execute our cloud-based strategy and navigate our business model transition in light of the foregoing risks and uncertainties, our results of operations could be negatively impacted.

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

A substantial portion of our total revenues in any given period may come from a relatively small number of customers. As of September 30, 2017, we had 162 customers. Although our largest customers typically change from period to period, for the fiscal year ended September 30, 2017, our 15 largest customers accounted for more than 53% of our total revenues, and one customer, Johnson & Johnson, accounted for approximately 11% of our total revenues in fiscal 2017. However, during the fiscal year ended September 30, 2017, no customer represented more than 10% of our subscription revenues. We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our total revenues for the foreseeable future. The loss of any of our significant customers or groups of customers for any reason, or a change of relationship with any of our key customers may cause a significant decrease in our total revenues.

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

Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the Court of Justice of the European Union ruled in October 2015 that the US-EU Safe Harbor framework was invalid, and the framework’s successor, the US-EU Privacy Shield, while adopted, has been criticized and challenged by multiple privacy advocacy groups. Furthermore, federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy. Industry organizations also regularly adopt and advocate for new standards in this area. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including but not limited to, the Data Protection Directive (Directive) established in the European Union and data protection legislation of the individual member states subject to the Directive. The Directive will be replaced starting in May 2018 with the European General Data Protection Regulation, which will impose additional obligations and risks upon our business. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually applies to us.

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

Additionally, the financing agreement governing our term loans contains various restrictive covenants, including achieving certain levels of revenue from specified sources, as outlined in the agreement, and maintaining cash and cash-equivalents $20.0 million net of accounts payable in excess of $0.5 million 90 days overdue,, restricting our ability to dispose of assets, changing our organizational documents or amending our material agreements in a manner adverse to the lenders, changing a method of accounting, merging with or acquiring other entities, incurring other indebtedness, making investments. Our ability to comply with some of these restrictive covenants can be affected by events beyond our control, and we may be unable to do so. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under our financing agreement to be immediately due and payable. If we are unable to repay that amount, our lenders could seize our assets securing the loans and our financial condition could be adversely affected.

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

Our ability to increase revenues from existing customers and attract new customers depends in large part on our ability to enhance and improve our existing solutions and to develop and introduce new solutions. The success of any enhancement or new solutions depends on several factors, including timely completion, adequate quality testing, introduction and market acceptance. Any enhancement or new solutions that we develop (such as our Revenue Cloud and Revenue Management as a Service) or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to successfully enhance our existing solutions and develop new solutions to meet customer requirements, our business and operating results will be adversely affected.

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

Our future growth depends, in large part, upon continued sales to companies in the life sciences industry, and our acquisition of Revitas, which was also highly dependent upon the life sciences industry, increases our dependency. Demand for our solutions could be affected by factors that adversely affect demand for the underlying life sciences products and services that are purchased and sold pursuant to contracts managed through our solutions. The life sciences industry is affected by certain factors, including the emergence of large group purchasing and managed care organizations and integrated healthcare delivery networks, increased customer and channel incentives and rebates, the shift of purchasing influence from physicians to economic buyers, increased spending on healthcare by governments instead of commercial entities and increased scope of government mandates, frequency of regulatory reporting and audits, and fines. Accordingly, our future operating results could be materially and adversely affected as a result of factors that affect the life sciences industry generally.

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

We have significant international operations, including in emerging markets such as India, and we are continuing to expand our international operations as part of our growth strategy. As of September 30, 2017, approximately 45% of our total employees were located in India, where we conduct a portion of our research and development activities, implementation services and support services. Our current international operations and our plans to expand our international operations have placed, and will continue to place, a strain on our employees, management systems and other resources.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (Code), and similar state law provisions, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) to offset future taxable income. If our existing NOLs are subject to limitations arising from ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, also could result in an ownership change under Section 382 of the Code. There is also a risk that our NOLs could expire, or otherwise be unavailable to offset future income tax liabilities due to changes in the law, including regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we attain profitability. For example, certain of our NOLs begun expiring in 2016.

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

Date: February 7, 2018

MODEL N INC.

By:	/s/ David Barter
David Barter
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)