Form 10-Q
period 2018-03-31
MODEL N, INC.
filed 2018-05-09
CIK 1118417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 27, 2018, the registrant had  30,529,972 shares of common stock, $0.00015 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MODEL N, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	As of	As of
	March 31,	September 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$55,229	$57,558
Accounts receivable, net of allowance for doubtful accounts of $26 as of March 31, 2018 and $85 as of September 30, 2017	31,490	24,784
Prepaid expenses	4,242	3,733
Other current assets	571	1,013
Total current assets	91,532	87,088
Property and equipment, net	3,043	4,611
Goodwill	39,283	39,283
Intangible assets, net	37,358	40,156
Other assets	1,056	798
Total assets	$172,272	$171,936
Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable	$2,319	$3,002
Accrued employee compensation	9,521	14,996
Accrued liabilities	3,172	4,979
Deferred revenue, current portion	56,025	49,186
Long term debt, current portion	5,225	4,753
Total current liabilities	76,262	76,916
Long term debt	52,458	52,452
Other long-term liabilities	1,369	1,307
Total liabilities	130,089	130,675
Commitments and contingencies
Stockholders' equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 30,530 and 29,323 shares issued and outstanding at March 31, 2018 and September 30, 2017, respectively	5	4
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	227,107	217,052
Accumulated other comprehensive loss	(483)	(502)
Accumulated deficit	(184,446)	(175,293)
Total stockholders' equity	42,183	41,261
Total liabilities and stockholders' equity	$172,272	$171,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Revenues:
SaaS and maintenance	$32,997	$27,257	$65,320	$49,897
License and implementation	6,237	6,000	12,981	11,423
Total revenues	39,234	33,257	78,301	61,320
Cost of revenues:
SaaS and maintenance	12,866	11,880	25,890	22,088
License and implementation	4,387	4,159	8,172	7,773
Total cost of revenues	17,253	16,039	34,062	29,861
Gross profit	21,981	17,218	44,239	31,459
Operating expenses:
Research and development	8,047	8,934	17,115	14,909
Sales and marketing	9,015	11,608	17,507	20,342
General and administrative	7,324	11,668	16,055	18,853
Total operating expenses	24,386	32,210	50,677	54,104
Loss from operations	(2,405)	(14,992)	(6,438)	(22,645)
Interest expense (income), net	1,449	1,380	2,872	1,347
Other expenses (income), net	(87)	228	38	74
Loss before income taxes	(3,767)	(16,600)	(9,348)	(24,066)
(Benefit) provision for income taxes	129	(4,110)	(195)	(3,976)
Net loss	$(3,896)	$(12,490)	$(9,153)	$(20,090)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.13)	$(0.44)	$(0.31)	$(0.71)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	29,983	28,452	29,689	28,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net loss	$(3,896)	$(12,490)	$(9,153)	$(20,090)
Other comprehensive (loss) income, net
Change in foreign currency translation adjustment	(90)	160	19	47
Total comprehensive loss	$(3,986)	$(12,330)	$(9,134)	$(20,043)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(9,153)	$(20,090)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,427	3,493
Stock-based compensation	7,282	4,448
Amortization of debt discount and issuance cost	478	244
Deferred income taxes	(572)	(4,073)
Other non-cash charges	(22)	235
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(6,622)	(876)
Prepaid expenses and other assets	(608)	1,707
Deferred cost of implementation services	338	1,076
Accounts payable	(685)	(762)
Accrued employee compensation	(5,497)	(818)
Other accrued and long-term liabilities	(1,525)	(1,926)
Deferred revenue	7,133	3,731
Net cash used in operating activities	(5,026)	(13,611)
Cash flows from investing activities:
Purchases of property and equipment	(91)	(222)
Acquisition of businesses, net of cash acquired	—	(47,773)
Capitalization of software development costs	—	(285)
Net cash used in investing activities	(91)	(48,280)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of employee stock purchase plan	2,773	1,548
Proceeds from term loan	—	48,686
Debt issuance costs	—	(806)
Net cash provided by financing activities	2,773	49,428
Effect of exchange rate changes on cash and cash equivalents	15	(4)
Net decrease in cash and cash equivalents	(2,329)	(12,467)
Cash and cash equivalents
Beginning of period	57,558	66,149
End of period	$55,229	$53,682

Supplemental Disclosure of Cash Flow Data:
Non-cash investing and financing activities:
Promissory notes issued for acquisition	$-	$8,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	The Company and Significant Accounting Policies and Estimates

Model N, Inc. (Company) was incorporated in Delaware on December 14, 1999. The Company is a provider of cloud revenue management solutions for the pharmaceutical, medical device, high tech, manufacturing and semiconductor industries. The Company’s solutions enable its customers to maximize revenues and reduce revenue compliance risk by transforming their revenue life cycle from a series of tactical, disjointed operations into a strategic end-to-end process, which enables them to manage the strategy and execution of pricing, contracting, incentives and rebates. The Company’s corporate headquarters are located in San Mateo, California, with additional offices in the United States, India and Switzerland.

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

In the opinion of management, the unaudited interim consolidated financial statements include all the normal recurring adjustments necessary to present fairly the condensed consolidated financial statements. The results of operations for the six months ended March 31, 2018 were not necessarily indicative of the operating results for the full fiscal year 2018 or any future periods.

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

In March 2016, FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, the guidance is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted for all companies in any interim or annual period. Forfeitures can be estimated, as required today, or recognized when they occur. Estimates of forfeitures will still be required in certain circumstances, such as at the time of modification of an award or issuance of a replacement award in a business combination. The Company adopted this guidance in the first quarter of fiscal year 2018 and has elected to continue to estimate its forfeiture rate. In the year of adoption, the ASU requires that the cumulative effect adjustment be recorded to retained earnings. Due to a full valuation allowance, there is no cumulative effect adjustment to record and the adoption of this guidance had no material impact on the Company’s consolidated financial statements.

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

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following unaudited pro forma combined consolidated financial information has been prepared by the Company using the acquisition method of accounting to give effect to the Revitas acquisition as if it had occurred on October 1, 2015. The following table sets forth the unaudited pro forma consolidated combined results of operations:

	Three Months Ended March 31,	Six Months Ended March 31,
	2017	2017
	(in thousands, except per share data)	(in thousands, except per share data)
Revenue	$33,257	$70,378
Net loss	(15,273)	(26,183)
Net loss per shares-basic and diluted	$(0.54)	$(0.93)

3.	Consolidated Balance Sheet Components

Components of property and equipment, and intangible assets consisted of the following:

Property and Equipment

	As of	As of
	March 31,	September 30,
	2018	2017
	(in thousands)
Computer software and equipment	$10,137	$10,274
Furniture and fixtures	1,250	1,284
Leasehold improvements	1,403	1,466
Software development costs	9,416	9,416
Total property and equipment	22,206	22,440
Less: Accumulated depreciation and amortization	(19,163)	(17,829)
Total property and equipment, net	$3,043	$4,611

Depreciation expense totaled $0.8 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively; and $1.6 million and $1.7 million for the six months March 31, 2018 and 2017, respectively.

Intangible Assets

	Estimated	As of March 31, 2018
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	(in Years)	Amount	Amortization	Amount
		(in thousands)
Intangible Assets:
Developed technology	5-6	$12,083	$(5,496)	$6,587
Backlog	5	280	(245)	35
Customer relationships	3-10	36,599	(5,863)	30,736
Trade name	1	260	(260)	—
Total		$49,222	$(11,864)	$37,358

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Estimated	As of September 30, 2017
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	(in Years)	Amount	Amortization	Amount
		(in thousands)
Intangible Assets:
Developed technology	5-6	$12,083	$(4,545)	$7,538
Backlog	5	280	(215)	65
Non-competition agreement	3	100	(100)	—
Customer relationships	3-10	36,599	(4,084)	32,515
Trade name	1	260	(222)	38
Total		$49,322	$(9,166)	$40,156

The Company recorded amortization expense related to the acquired intangible assets of $1.4 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively; and $2.8 million and $1.8 million for the six month ended March 31, 2018 and 2017, respectively.

Estimated future amortization expense for the intangible assets as of March 31, 2018 is as follows (in thousands):

2018 (remaining 6 months)	$2,761
2019	5,466
2020	4,751
2021	4,686
2022 and thereafter	19,694
Total future amortization	$37,358

4.	Goodwill

The changes in the carrying amount of goodwill for the six months ended March 31, 2018 consisted of the following (in thousands):

Balance as at September 30, 2016	$6,939
Add: Goodwill from acquisition of business	32,344
Balance as at September 30, 2017	$39,283
Add: Goodwill from acquisition of business	—
Balance as at March 31, 2018	$39,283

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

The term loan made pursuant to the Financing Agreement will bear interest at a rate of either (i) the Base Rate (as defined in the Financing Agreement) plus 9.25% or (ii) the LIBOR Rate (as defined in the Financing Agreement) plus 8.25%, as selected by the Company. The term loan matures on January 5, 2022. For the quarter ending March 31, 2018, the Company selected LIBOR Rate plus 8.25%. The Company must repay 0.625% of the aggregate principal amount of the term loans on the last business day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2019. The Company may voluntarily prepay the terms loans, subject to a 3% premium during the first 24 months and 1% premium after 24 months and prior to 36 months. Certain mandatory prepayments are required upon the sale of certain assets, the receipt of certain insurance or condemnation proceeds or extraordinary receipts, the

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

issuance of certain securities or debt, the occurrence of excess cash flows and the occurrence of certain restrictions on the business of the combined company or certain divestitures.

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

The Company was in compliance with all of the covenants described in the Financing Agreements as of March 31, 2018.

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

As of March 31, 2018, the term loan and promissory notes consisted of the following:

Amount
(in thousands)
Principal	$60,000
Unamortized debt discount and issuance costs	(2,317)
Net carrying amount	$57,683

The Company incurred approximately $0.8 million in transaction costs in connection with the term loan in fiscal year 2017. These costs are included as part of the Company’s debt. The effective interest rate for the term loan is 10.6%, the 18 month promissory note is 9.74% and the 36 month promissory note is 9.89%.

The future scheduled principal payments for the term loan and promissory notes as of March 31, 2018 were as follows (in thousands):

Fiscal Year
2018 (remaining 6 months)	5,000
2019	937
2020	6,250
2021	1,250
2022	46,563
Total	$60,000

6.	Fair Value of Financial Instruments

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

The table below sets forth the Company’s cash equivalents as of March 31, 2018 and September 30, 2017, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of March 31, 2018:
Assets:
Cash equivalents:	$46,586	$—	$—	$46,586
Total	$46,586	$—	$—	$46,586
As of September 30, 2017:
Assets:
Cash equivalents:	$47,754	$—	$—	$47,754
Total	$47,754	$—	$—	$47,754

The Company’s cash equivalents as of March 31, 2018 and September 30, 2017 consisted of a money market funds with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of March 31, 2018 and September 30, 2017. The Company’s financial instruments not measured at fair value on a recurring basis include cash, accounts receivable, accounts payable and accrued liabilities, and are reflected in the financial statements at cost and approximates their fair value due to their short-term nature. The term loan carrying value is approximately fair value since the term loan bears interest at rates that fluctuate with the changes in the Base Rate or the Libor Rate as selected by the Company. The promissory notes carrying values approximate their fair value as of March 31, 2018.

7.	Stock-based Compensation

As of March 31, 2018, 5.7 million shares were available for future stock awards under the Company’s equity plans and any additional releases resulting from an over-achievement relating to performance-based restricted stock units.  There were no stock options granted during the three and six months ended March 31, 2018 and 2017, respectively.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the stock option activity and related information under all equity plans:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercised	Contract	Intrinsic
	(thousands)	Price	Term (in Years)	Value (in thousands)
Balance at September 30, 2017	453	$7.71	3.53	$3,281
Granted	—	—	—
Exercised	(151)	8.52	—
Forfeited	—	—	—
Expired	(47)	4.65	—
Balance at March 31, 2018	255	$7.80	3.55	$2,611
Options exercisable as of March 31, 2018	255	$7.80	3.55	$2,611
Options vested and expected to vest as of March 31, 2018	255	$7.80	3.55	$2,611

The following table summarizes the Company’s restricted stock unit activity (including performance-based restricted stock units) under all equity award plans:

		Weighted
		Average
	Restricted Stock	Grant Date
	Units Outstanding	Fair Value
	(in thousands)
Balance at September 30, 2017	2,917	$12.55
Granted	1,012	20.13
Released	(926)	13.86
Forfeited	(308)	12.83
Balance at March 31, 2018	2,695	$14.91

Stock-based Compensation

Stock-based compensation recorded in the statements of operations is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Cost of revenues:
SaaS and maintenance	$357	$206	$635	$452
License and implementation	346	210	638	444
Total stock-based compensation in cost of revenue	703	416	1,273	896
Operating expenses:
Research and development	743	357	1,400	761
Sales and marketing	660	356	1,531	909
General and administrative	1,140	1,424	3,078	1,882
Total stock-based compensation in operating expense	2,543	2,137	6,009	3,552
Total stock-based compensation	$3,246	$2,553	$7,282	$4,448

8.	Income Taxes

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

The Company recorded an income tax (benefit) expense of $0.1 million and ($4.1) million, representing effective income tax rates of 3.4% and (24.8%), for the three months ended March 31, 2018 and 2017, respectively; and ($0.2) million and ($4.0) million, representing income rates of (2.1%)  and (16.5%), for the six months ended March 31, 2018 and 2017, respectively. The increase in income tax benefit is primarily due to discrete tax benefit recorded as a result reduction in deferred tax liabilities from the reduced corporate tax rate and valuation allowance release. This is in addition to a reversal of certain foreign unrecognized tax benefits.

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Basic and diluted:
Net loss attributable to common stockholders	$(3,896)	$(12,490)	$(9,153)	$(20,090)
Denominator:
Basic and diluted:
Weighted Average Shares Used in Computing Net Loss per Share Attributable to Common Stockholders	29,983	28,452	29,689	28,228
Net Loss per Share Attributable to Common Stockholders:
Basic and diluted	$(0.13)	$(0.44)	$(0.31)	$(0.71)

The following shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would have been anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Stock options	169	501	191	522
Performance-based restricted stock units and restricted stock units	1,499	976	1,563	843

10.	Litigation and Contingencies

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

Revenues from External Customers

Revenues from customers outside of the United States were 12% and 11% of total revenues for the three months ended March 31, 2018 and 2017, respectively, and 13% and 10% of total revenues for the six months ended March 31, 2018 and 2017, respectively. However, no single jurisdiction outside of the United States represented more than 10% of total revenues.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region:

	As of	As of
	March 31,	September 30,
	2018	2017
	(in thousands)
United States	$2,555	$3,867
India	488	744
Total property and equipment, net	$3,043	$4,611

12.   Subsequent Event

On May 4, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association. The credit Agreement provides for a term loan in the amount of $50.0 million and an additional revolving line of credit up to an aggregate principal amount of $5.0 million. In conjunction with this refinancing, the Company repaid in full the existing term loan under the Financing Agreement, dated as of January 5, 2017.

The loans made pursuant to the Credit Agreement will bear interest at a rate of: (i) when the Company has a leverage ratio of more than 3.5:1.0, either the Base Rate plus 3.50% or the LIBOR plus 4.50%, as selected by the Company; (ii) when the Company has a leverage ratio between 2.0:1.0 and 3.5:1.0, either the Base Rate plus 2.50% or the LIBOR Rate plus 3.50%; or (iii) when the Company has a Total Leverage Ratio of less than 2.0:1.0, either the Base Rate plus 2.00% or the LIBOR Rate plus 3.00%. The term loan will mature on May 4, 2023. The Company is required to repay the principal of the term loan in quarterly installments of $250,000 each from September 30, 2018 through June 30, 2019, $625,000 each from September 30, 2019 through June 30, 2020, and $937,500 each from September 30, 2020 through March 31, 2023, and to repay the remaining principal amount at maturity. The Company may voluntarily prepay the term loan, with any such prepayment applied against the remaining installments of principal of the term loan on a pro rata basis; provided, that at the election of the Company, one such prepayment made during the fiscal quarter ending December 31, 2018 in an amount not to exceed $5 million may be applied against the remaining installments of principal in the direct order of maturity. The Company is required to repay the term loan with proceeds from the sale of assets, the receipt of certain insurance proceeds, litigation proceeds or indemnity payments, or the incurrence of debt (in each case subject to certain exceptions).

Certain United States subsidiaries of the Company (the “Guarantors”) and the Company have entered into a guaranty and security agreement pursuant to which the Guarantors have agreed to guarantee the Company’s payment of its obligations under the Credit Agreement, and pursuant to which the Company’s and Guarantors’ obligations under the Credit Agreement and the guaranty and security agreement are secured by substantially all of their assets.

The Credit Agreement requires the Company and its subsidiaries to maintain certain financial covenants, including maintaining consolidated liquidity (cash in the United States plus revolving credit line availability) of at least $15 million, minimum levels of maintenance and subscription fee revenue and, if liquidity is less than $30 million for 90 consecutive days, a minimum leverage ratio of at least 3.50 to 1.00. The Credit Agreement also requires the Company and Guarantors to maintain certain non-financial covenants, including covenants that restrict the ability to dispose of assets acquired or make investments in other entities, incur other indebtedness or liens. The Credit Agreement also provides for customary events of default, including failure to pay amounts due or to comply with covenants, default on other indebtedness, or a change of control with respect to the Company.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company expects to incur, in the third quarter of fiscal 2018, a one-time charge of approximately $3.2 million in connection with the refinancing, of which approximately $1.7 million is non-cash unamortized discounts and deferred financing costs write-off and $1.5 million in prepayment penalty.

On May 7, 2018, the Company’s board of directors unanimously approved the appointment of Jason Blessing to Chief Executive Officer to succeed Zack Rinat, who re-assumed the role of Chief Executive Officer on an interim basis in November 2016. In connection with the transition of the Chief Executive Officer role, Mr. Rinat resigned as Chief Executive Officer, Chairman and a director, and will provide advisory services to ensure an effective transition. Charles Robel will assume the role of Chairman of the Board. On or about June 8, 2018, Mr. Rinat will be granted common shares in the Company valued at approximately $10.3 million based on the prior 30 days average share price. All unvested performance-based RSUs previously granted to him will be canceled.

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

Overview

We are a leader in Revenue Management solutions for life sciences and technology companies. Driving mission-critical business processes such as configure, price and quote (CPQ), contract and rebate management, business intelligence, and regulatory compliance, our solutions transform the revenue lifecycle from a series of disjointed operations into a strategic end-to-end process.  With deep industry expertise, we support the complex business needs of the world’s leading brands in life sciences, technology and manufacturing across more than 120 countries.

Model N Revenue Cloud transforms the revenue lifecycle into a strategic, end-to-end process aligned across the enterprise. Our industry specific clouds – Revenue Cloud for Pharma, Revenue Cloud for Med Tech and Revenue Cloud for High Tech, Revenue Cloud for Semiconductors and Revenue Cloud for Manufacturing – offer a range of solutions from individual applications to complete suites. Deployments may vary from specific divisions or territories to enterprise-wide implementations. In addition to industry specific clouds, Revenue Cloud provides a broad set of cloud applications for a variety of industries.

Our solutions are delivered via four distinct cloud-based offerings:

•

Revenue Clouds for Pharma and Med Tech – These Revenue Clouds help life science companies optimize revenue throughout the commercialization process and reduces revenue leakage, while adhering to government regulations.

•

Revenue Cloud for High Tech and Semiconductors– Revenue Cloud for High Tech enables customers to modernize their sales processes by adopting a strategic approach to manage the revenue lifecycle by planned revenue.

•	Revenue Cloud for Manufacturing – a suite of software-as-a-service (SaaS) subscriptions designed to automate the Revenue Management lifecycle.

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

For the three months ended March 31, 2018 and 2017, our total revenues were $39.2 million and $33.3 million, respectively, representing a year-over-year increase of approximately 18%, primarily due to improvements in sales execution.

Recent Developments

On May 4, 2018, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association. The Credit Agreement provides for a term loan in the amount of $50.0 million and an additional revolving line of credit up to an aggregate amount of $5.0 million.  The loans will bear interest, at our selection, at either (i) base rate plus a margin of 3.5% to 2.0% or (ii) a LIBOR plus margin 4.5% to 3.0%, with margin steps-down based upon on our leverage ratio. In conjunction with this refinancing, we repaid in full the existing term loan under a Financing Agreement, dated January 5, 2017.

We expect to incur, in the third quarter of fiscal 2018, a one-time charge of approximately $3.2 million in connection with the refinancing, of which approximately $1.7 million is non-cash unamortized discounts and deferred financing costs write-off and $1.5 million in prepayment penalty.

On May 8, 2018, we announced that Zack Rinat, our Chief Executive Officer, Chairman of our board of directors and director, will resign from such positions, effective May 10, 2018. Jason Blessing has been appointed as our new Chief Executive Officer and as a director, and Charles Robel, a current director, will serve as our new Chairman of the board of directors, in each case, effective May 10, 2018.

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

SaaS and Maintenance

SaaS and maintenance revenues primarily include subscription fees and related professional services from customers using our cloud-based solutions. Also included in SaaS and maintenance revenues are revenues related to maintenance and support, managed support services, training and customer-reimbursed expenses. The SaaS model is the primary way we sell to our customers in our vertical markets. Accordingly, we expect that SaaS and maintenance revenues for fiscal year 2018 will be higher both in absolute dollars and as a percentage of total revenues than fiscal year 2017 as we continue to acquire new SaaS customers and expand our SaaS offerings within our existing customers.

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

Cost of Revenues

SaaS and Maintenance

Cost of SaaS and maintenance revenues includes costs related to our cloud operations, the implementation of our cloud-based solutions, maintenance and support for our on-premise solutions, managed support services, training and customer-reimbursed expenses. Cost of SaaS and maintenance revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation, royalties, facility expense, amortization, depreciation, reimbursable expenses, third-party contractors and cloud hosting costs. We believe that cost of SaaS and maintenance revenues will continue to increase in absolute dollars as we continue to sell more cloud-based products and subscriptions.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
SaaS and maintenance	$32,997	$27,257	$65,320	$49,897
License and implementation	6,237	6,000	12,981	11,423
Total revenues	39,234	33,257	78,301	61,320
Cost of Revenues:
SaaS and maintenance	12,866	11,880	25,890	22,088
License and implementation	4,387	4,159	8,172	7,773
Total cost of revenues	17,253	16,039	34,062	29,861
Gross profit	21,981	17,218	44,239	31,459
Operating Expenses:
Research and development	8,047	8,934	17,115	14,909
Sales and marketing	9,015	11,608	17,507	20,342
General and administrative	7,324	11,668	16,055	18,853
Total operating expenses	24,386	32,210	50,677	54,104
Loss from operations	(2,405)	(14,992)	(6,438)	(22,645)
Interest expense (income), net	1,449	1,380	2,872	1,347
Other expenses (income), net	(87)	228	38	74
Loss before income taxes	(3,767)	(16,600)	(9,348)	(24,066)
(Benefit) provision for income taxes	129	(4,110)	(195)	(3,976)
Net loss	$(3,896)	$(12,490)	$(9,153)	$(20,090)

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenues

	Three Months Ended March 31,
	2018		2017		Change
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenue:
SaaS and maintenance	$32,997	84%	$27,257	82%	$5,740	21%
License and implementation	6,237	16	6,000	18	237	4
Total revenues	$39,234	100%	$33,257	100%	$5,977	18%

SaaS and Maintenance

SaaS and maintenance revenues increased by $5.7 million, or 21%, to $33.0 million for the three months ended March 31, 2018 from $27.3 million for the three months ended March 31, 2017. As a percentage of total revenues, SaaS and maintenance revenues increased from 82% to 84%. The increase in our SaaS and maintenance revenues was primarily driven by an increase in our SaaS subscriptions and professional services of $5.0 million, a $1.0 million increase in our maintenance and support and managed support services revenues, which were partially offset by a $0.2 million decrease in our training and customer reimbursable expenses. These increases were from continued growth of our cloud-based solutions. We intend to focus on growing our recurring revenue from SaaS subscription and related implementation services in future periods.

License and Implementation

License and implementation revenues increased by $0.2 million, or 4%, to $6.2 million during the three months ended March 31, 2018 from $6.0 million for the three months ended March 31, 2017. As a percentage of total revenue, license and implementation revenues decreased from 18% to 16%. The decrease in revenue as a percentage of total revenue was primarily due to the shift of our business model towards cloud-based solutions.

     Cost of Revenues

	Three Months Ended March 31,
	2018		2017		Change
		% of		% of
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
SaaS and maintenance	$12,866	39%	$11,880	44%	$986	8%
License and implementation	4,387	70	4,159	69	228	5
Total cost of revenues	$17,253	44%	$16,039	48%	$1,214	8%

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased by $1.0 million, or 8%, to $12.9 million during the three months ended March 31, 2018 from $11.9 million for the three months ended March 31, 2017 due to the increase in the related revenue.  As a percentage of SaaS and maintenance revenues, cost of SaaS and maintenance revenues decreased from 44% to 39% during the three months ended March 31, 2018, as we continued to improve gross margins due to increased efficiencies in our business, synergies related to our acquisition of Revitas in the second quarter of fiscal 2017, and the optimization of our cloud platform.

License and Implementation

Cost of license and implementation revenues increased by $0.2 million, or 5% , to $4.4 million during the three months ended March 31, 2018 from $4.2  million for the three months ended March 31, 2017, due to a slight increase in volume. As a percentage of license and implementation revenues, cost of license and implementation revenues increased from 69% to 70%  during the three months ended March 31, 2018 due to the mix of professional services engagements with lower profit margins.

      Operating Expenses

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$8,047	$8,934	$(887)	(10)%
Sales and marketing	9,015	11,608	(2,593)	(22)
General and administrative	7,324	11,668	(4,344)	(37)
Total operating expenses	$24,386	$32,210	$(7,824)	(24)%

Research and Development

Research and development expenses decreased by $0.9 million, or 10%, to $8.0 million during the three months ended March 31, 2018 from $8.9 million for the three months ended March 31, 2017. The decrease was primarily due to a $0.6 million decrease in employee-related costs driven by related headcount reduction and one-time severance costs incurred in the second quarter of 2017. We also had a $0.3 million decrease in costs associated with our data center, travel and other costs.

Sales and Marketing

Sales and marketing expenses decreased by $2.6 million, or 22%, to $9.0 million during the three months ended March 31, 2018 from $11.6 million for the three months ended March 31, 2017. This decrease was primarily due to a $2.7 million decrease in employee-related costs in part driven by headcount reduction, a $0.3 million decrease in travel costs, partially offset by an a $0.4 million increase in marketing programs, software licenses and other costs.

General and Administrative

General and administrative expenses decreased by $4.3 million, or 37%, to $7.3 million during the three months ended March 31, 2018 from $11.7 million for the three months ended March 31, 2017. The decrease was primarily due to a decrease of $2.8 million in employee related costs driven by one time severance cost incurred during the second quarter of 2017 associated with our acquisition of Revitas and other employee-related costs, including stock based compensation costs during the three months ended March 31, 2018, a $0.8 million decrease due to one-time consulting costs incurred during the second quarter of 2017 related to the Revitas acquisition, and a $0.6 million decrease in facilities expense and other operating costs.

Interest (Income) and Other Expense (Income), Net

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands, except percentages)
Interest expense (income), net	$1,449	$1,380	$69	5%
Other expense (income), net	$(87)	$228	$(315)	(138)%

Interest expense during the three months ended March 31, 2018 and 2017 was primarily due to borrowings entered into in connection with the acquisition of Revitas in the second quarter of fiscal year 2017, as described in the Notes to the Condensed Consolidated Financial Statements.

Other expense (income), net is primarily due to currency fluctuation impacts recorded for our foreign operations.

Provision (benefit) for Income Taxes

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands, except percentages)
Provision (benefit) for income taxes	$129	$(4,110)	$4,239	(103)%

The change in income tax provisions is primarily due to a discrete tax benefit of $4.2 million recorded in second quarter of fiscal 2017 related to the Revitas acquisition.

Provision (benefit) for income taxes was primarily related to the state minimum tax and foreign tax on our profitable foreign operations offset by discrete tax benefit recorded as a result of a reduction in deferred tax liabilities from the reduced corporate tax rate and valuation allowance release. This is in addition to a reversal of certain foreign unrecognized tax benefits.

On December 22, 2017, Tax reform legislation known as the Tax Cuts and Jobs Act into legislation (“Tax Legislation”), which includes a broad range of tax reform affecting businesses, including corporate tax rates, business deductions, and international tax provisions. We are currently evaluating the disclosure impact of the Tax Legislation on our financial statement, specifically on the quantification of earnings and profits of its recently acquired foreign subsidiaries, in which any positive foreign earnings will be deemed repatriated and could impact our U.S. taxable income. However, due to the availability of sufficient U.S. net operating losses as well as the related valuation allowances, we do not anticipate the enactment of the Tax Legislation to have material impact on our financial statement other than its disclosure items that will need to be reported on its year-end financial statement. Currently, we have recognized an immaterial tax benefit resulting of a reduction in deferred tax liabilities from the reduced corporate tax rate and valuation allowance release. This is in addition to as well as a reversal of certain foreign unrecognized tax benefits.

Comparison of the Six Months Ended March 31, 2018 and 2017

Revenues

	Six Months Ended March 31,
	2018		2017		Change
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenue:
SaaS and maintenance	$65,320	83%	$49,897	81%	$15,423	31%
License and implementation	12,981	17	11,423	19	1,558	14
Total revenues	$78,301	100%	$61,320	100%	$16,981	28%

SaaS and Maintenance

SaaS and maintenance revenues increased by $15.4 million, or 31%, to $65.3 million for the six months ended March 31, 2018 from $49.9 million for the six months ended March 31, 2017. As a percentage of total revenues, SaaS and maintenance revenues increased to 83% from 81%. The increase in these revenues was primarily due to the revenue attributable from the acquisition of Revitas in the second quarter of fiscal 2017 as well as continued growth in our SaaS business. The increase in our SaaS and maintenance revenues included a $11.2 million increase in our subscription and professional services revenue, a $3.8 million increase in our maintenance and support and managed support services revenues, a $0.4 million increase in our training and customer reimbursable revenues.

License and Implementation

License and implementation revenues increased by $1.6 million, or 14% to $13.0 million during the six months ended March 31, 2018 from $11.4 million for the six months ended March 31, 2017. As a percentage of total revenue, license and implementation revenues decreased from 19% to 17%. The decrease in revenue as a percentage of total revenue was primarily due to fewer sales of software licenses for our on-premise solutions and related implementation services as our business model has shifted to cloud-based solutions and that we no longer sell perpetual licenses. The increase in these revenues in absolute dollars was primarily as a result from the revenue attributable from the acquisition of Revitas in the second quarter of fiscal 2017.

Cost of Revenues

	Six Months Ended March 31,
	2018		2017		Change
		% of		% of
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
SaaS and maintenance	$25,890	40%	$22,088	44%	$3,802	17%
License and implementation	8,172	63	7,773	68	399	5
Total cost of revenues	$34,062	44%	$29,861	49%	$4,201	14%

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased by $3.8  million, or 17%, to $25.9 million during the six months ended March 31, 2018 from $22.1 million for the six months ended March 31, 2017. As a percentage of SaaS and maintenance revenues, cost of SaaS and maintenance revenues decreased from 44% to 40%   during the six months ended March 31, 2018, as we continued to improve gross margins due to increased efficiencies in our business, synergies related to our acquisition of Revitas in the second quarter of fiscal 2017, and as we continuously optimize our cloud platform.

License and Implementation

Cost of license and implementation revenues increased by $0.4 million, or 5%, to $8.2 million during the six months ended March 31, 2018 from $7.8 million for the six months ended March 31, 2017 due to the increase of related revenue. However, as a percentage of license and implementation revenues, cost of license and implementation revenues decreased from 68% to 63% during the six months ended March 31, 2018. The decrease in these costs as a percentage of total revenues was primarily due to the mix of professional services engagements with higher profit margins

Operating Expenses

	Six Months Ended March 31,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$17,115	$14,909	$2,206	15%
Sales and marketing	17,507	20,342	(2,835)	(14)
General and administrative	16,055	18,853	(2,798)	(15)
Total operating expenses	$50,677	$54,104	$(3,427)	(6)%

Research and Development

Research and development expenses increased by $2.2 million, or 15% to $17.1 million during the six months ended March 31, 2018 from $14.9 million for the six months ended March 31, 2017. Employee related expenses increased $1.6 million mainly due to increased headcount related to our acquisition of Revitas, we also had a $0.4 million increased in consulting costs and $0.2 million increase in travel costs, equipment costs and other costs.

Sales and Marketing

Sales and marketing expenses decreased by $2.8 million, or 14%, to $17.5 million during the six months ended March 31, 2018 from $20.3 million for the six months ended March 31, 2017. Employee related expenses decreased $3.1 million in part due to headcount reduction and a $0.5 million decrease in travel costs, which were partially offset by a $0.8 million increase of intangible amortization expense related to the acquisition of Revitas in second quarter of fiscal 2017.

General and Administrative

General and administrative expenses decreased by 2.8 million, or 15%, to $16.1 million during the six months ended March 31, 2018 from $18.9 million for the six months ended March 31, 2017. Consulting costs decreased $1.2 million predominately related to one-time costs incurred in the second quarter of fiscal 2017 related to our acquisition of Revitas, $1.2 million lower employee related costs. We also had a $0.4 million decreased in travel costs and other costs.

Interest and Other (Income) Expense, Net

	Six Months Ended March 31,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest expense, net	$2,872	$1,347	$1,525	113%
Other (income) expense, net	$38	$74	$(36)	(49)%

Interest expense increased $1.5 million during the six months ended March 31, 2018 primarily due to borrowing in January 2017 entered into in connection with the acquisition of Revitas, as descripted in the Notes to the Condensed Consolidated Financial Statement.

Other (income) expenses, net primarily due to currency fluctuation recorded for our foreign operations.

Provision for (benefit from) Income Taxes

	Six Months Ended March 31,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(195)	$(3,976)	$3,781	$(95)%

The change in income tax provision is primarily due to a discrete tax benefit of $4.2 million recorded in second quarter of fiscal 2017. The discrete item is a result of releasing a portion of our valuation allowance resulting from acquisition of Revitas.

Provision (benefit) for income taxes was primarily related to the state minimum tax and foreign tax on our profitable foreign operations offset by discrete tax benefit recorded as a result of a reduction in deferred tax liabilities from the reduced corporate tax rate and valuation allowance release.

On December 22, 2017, Tax reform legislation known as the Tax Cuts and Jobs Act into legislation (“Tax Legislation”), which includes a broad range of tax reform affecting businesses, including corporate tax rates, business deductions, and international tax provisions. We are currently evaluating the disclosure impact of the Tax Legislation on our financial statement, specifically on the quantification of earnings and profits of its recently acquired foreign subsidiaries, in which any positive foreign earnings will be deemed repatriated and could impact our U.S. taxable income. However, due to the availability of sufficient U.S. net operating losses as well as the related valuation allowances, we do not anticipate the enactment of the Tax Legislation to have material impact on our financial statement other than its disclosure items that will need to be reported on its year-end financial statement. Currently, we have recognized an immaterial tax benefit resulting of a reduction in deferred tax liabilities from the reduced corporate tax rate and valuation allowance release. This is in addition to as well as a reversal of certain foreign unrecognized tax benefits.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of $55.2 million. Based on our future expectations and historical usage, we believe our current cash and cash equivalents are sufficient to meet our operating needs including principal payments related to our debt for at least the next twelve months, inclusive of $5.0 million in principal payment related to our promissory notes due  July 5, 2018. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts and expansion of our business, and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in, or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Term Loan

In January 2017, we entered into a financing agreement (Finance Agreement) pursuant to which we borrowed an aggregate principal amount of $50 million, which was used to fund part of the cash portion of the Revitas acquisition.

The term loan will bear interest at a rate of either (i) the Base Rate (as defined in the Financing Agreement) plus 9.25% or (ii) the LIBOR Rate (as defined in the Financing Agreement) plus 8.25%, as selected by us. For the quarter ending March 31, 2018, the Company selected LIBOR Rate plus 8.25%. The term loans mature on January 5, 2022. We must repay 0.625% of the aggregate principal amount, or $312,500, of the term loans on the last business day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2019. We may voluntarily prepay the terms loans, subject to a 3% premium for 24 months and 1% premium after 24 months and prior to 36 months. Certain mandatory prepayments are required upon the sale of certain assets, the receipt of certain insurance or condemnation proceeds or extraordinary receipts, the issuance of certain securities or debt, the occurrence of excess cash flows and the occurrence of certain restrictions on the business of the combined company or certain divestitures.

The Financing Agreement requires us to maintain certain financial covenants, including achieving certain levels of revenue from specified sources, as outlined in the agreement, and maintaining cash and cash-equivalents of $20.0 million net of accounts payable in excess of $0.5 million 90 days overdue. The Financing Agreement also contains certain non-financial covenants, including restricting our ability to dispose of assets, changing our organizational documents or amending our material agreements in a manner adverse to the lender, changing a method of accounting, merging with or acquiring other entities, incurring other indebtedness and making certain investments. We were in compliance with all of the covenants described in the Financing Agreement as of March 31, 2018.

Our subsidiary guarantors have jointly and severally guaranteed the payment in full of all obligations under the Financing Agreement. Our and our subsidiary guarantor obligations under the Financing Agreement are secured by substantially all of our and their assets and a pledge of certain of our and their subsidiaries’ stock.

Subsequent Refinance

On May 4, 2018, we entered into credit agreement with Wells Fargo, National Association for a term loan in the amount of $50.0 million and up to $5.0 million revolving line of credit. In conjunction with this refinancing, we repaid in full the existing term loan under the Financing Agreement, dated as January 5, 2017. The results of this action will allow us to obtain a more favorable interest rates.

The loans made pursuant to the Credit Agreement will bear interest at a rate of: (i) when we have a leverage ratio of more than 3.5:1.0, either the Base Rate plus 3.50% or the LIBOR Rate plus 4.50%, as selected by us; (ii) when we have a leverage ratio between 2.0:1.0 and 3.5:1.0, either the Base Rate plus 2.50% or the LIBOR Rate plus 3.50%; or (iii) when we have a leverage ratio of less than 2.0:1.0, either the Base Rate plus 2.00% or the LIBOR Rate plus 3.00%. The term loan will mature on May 4, 2023. We are required to repay the principal of the term loan in quarterly installments of $250,000 each from September 30, 2018 through June 30, 2019, $625,000 each from September 30, 2019 through June 30, 2020, and $937,500 each from September 30, 2020 through March 31, 2023, and to repay the remaining principal amount at maturity. We may voluntarily prepay the term loan, with any such prepayment applied against the remaining installments of principal of the term loan on a pro rata basis; provided, that at our election, one such prepayment made during the fiscal quarter ending December 31, 2018 in an amount not to exceed $5 million may be applied against the remaining installments of principal in the direct order of maturity. We are required to repay the term loan with proceeds from the sale of assets, the receipt of certain insurance proceeds, litigation proceeds or indemnity payments, or the incurrence of debt (in each case subject to certain exceptions).

Certain United States subsidiaries of ours (the “Guarantors”) and we have entered into a guaranty and security agreement pursuant to which the Guarantors have agreed to guarantee our payment of its obligations under the Credit Agreement, and pursuant to which we and Guarantors’ obligations under the Credit Agreement and the guaranty and security agreement are secured by substantially all of their assets.

The Credit Agreement requires us and our subsidiaries to maintain certain financial covenants, including maintaining consolidated liquidity (cash in the United States plus revolving credit line availability) of at least $15 million, minimum levels of maintenance and subscription fee revenue and, if liquidity is less than $30 million for 90 consecutive days, a minimum leverage ratio of at least 3.50 to 1.00. The Credit Agreement also requires us and Guarantors to maintain certain non-financial covenants, including covenants that restrict their ability to dispose of assets acquire (or make investments in) other entities, incur other indebtedness or liens. The Credit Agreement also provides for customary events of default, including failure to pay amounts due or to comply with covenants, default on other indebtedness, or a change of control with respect to us.

We expect to incur, in the third quarter of fiscal 2018, a one-time charge of approximately $3.2 million in connection with the refinancing, of which approximately $1.7 million is non-cash unamortized discounts and deferred financing costs write-off and $1.5 million in prepayment penalty.

We anticipate the new term loan will reduce our cash interest payment by approximately $300,000 and $475,000 in the third and fourth quarter of fiscal 2018, respectively, and every quarter going forward.

Cash Flows

	Six Months Ended March 31,
	2018	2017
Cash flows used in operating activities	$(5,026)	$(13,611)
Cash flows used in investing activities	(91)	(48,280)
Cash flows provided by financing activities	2,773	49,428

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended March 31, 2018 was primarily the result of our net loss of $9.2 million and a $7.5 million change in operating assets and liabilities, partially offset by $11.6 million of non-cash adjustments of deferred income taxes benefits, stock-based compensation and depreciation and amortization. The $7.5 million net change in operating assets and liabilities consisted of a $6.6 million increase in accounts receivable, primarily reflective of invoicing in excess of collections during the period, a $0.3 million decrease in deferred cost of implementation services, a $0.6 million increase in prepaid expense and other assets, a $7.1 million increase in deferred revenue primarily due to timing of amount invoiced and revenue recognized, a $1.5 million decrease in other accrued and long term liabilities, a $5.5 million decrease in accrued employee compensation primarily due to payment of bonuses and other employee benefits, and a $0.7 million decrease in accounts payable.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended March 31, 2018 was primarily due to  purchases of property and equipment.

Net cash used in investing activities for the six months ended March 31, 2017 was primarily due to $47.8 million cash paid for the acquisition of Revitas, $0.3 million associated with capitalization of software development costs and purchases of property and equipment of $0.2 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2018 was from the exercises of stock options and purchase made under our employee stock purchase plan.

Net cash provided by financing activities for the six months ended March 31, 2017 was primarily related to borrowing to fund part of our recent Revitas transaction, for which we received of $47.9 million of net cash proceeds during the six months ended March 31, 2017, as well as $1.5 million from the exercises of stock options and purchase made under our employee stock purchase plan.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

•	adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following tables provide a reconciliation of adjusted EBITDA to net loss:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(3,896)	$(12,490)	$(9,153)	$(20,090)
Adjustments:
Stock-based compensation expense	3,246	2,553	7,282	4,448
Depreciation and amortization	2,162	2,399	4,427	3,493
Deferred revenue adjustment	—	2,100	627	2,100
Acquisition and integration related expense	—	3,563	—	4,765
Interest expense (income), net	1,449	1,380	2,872	1,347
Other expenses (income), net	(87)	228	38	74
(benefit) provision for income taxes	129	(4,110)	(195)	(3,976)
Adjusted EBITDA	$3,003	$(4,377)	$5,898	$(7,839)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and debt. Our primary exposure to market risk is interest income and expense sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations. In addition, as of March 31, 2018, we had approximately $57.7 million, respectively, in long-term debt with variable interest components. With respect to our interest expense for the six months ended March 31, 2018, a 10% hypothetical change in interest rates would have resulted in an increase of $0.2 million, respectively, in our interest expense for such period.

Foreign Currency Exchange Risk

Our customers typically pay us in U.S. dollars, however in foreign jurisdictions, our expenses are typically denominated in local currency. Our expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. To date, we have not entered into foreign currency hedging contracts, but may consider entering into such contracts in the future. During the six months ended March 31, 2018, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $1.0 million. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of March 31, 2018, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events.

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

We have incurred net losses of $3.9 million and $12.5 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $184.4 million. Our expenses may increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset  increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

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

Our success depends on the expertise, efficacy and continued services of our executive officers, who are geographically dispersed. We have in the past and may in the future continue to experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business. For example, effective

May 10, 2018, Jason Blessing will assume the role of Chief Executive Officer and Zack Rinat, our interim Chief Executive Officer will resign from his position as Chief Executive Officer and Chairman of the Board. We anticipate that we will experience a transitional period as Mr. Blessing becomes fully integrated into his new role, and such transition may have a disruptive impact on our ability to implement our business strategy and could have a material adverse effect on our business. Any changes in business strategies can create uncertainty, may negatively impact our ability to execute our business strategy quickly and effectively and may ultimately be unsuccessful. The impact of hiring new executives may not be immediately realized. We are also substantially dependent on the continued service of our existing development and services personnel because of their familiarity with the inherent complexities of our solutions.

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

Our sales efforts are often targeted at larger enterprise customers, and as a result, we face greater costs, must devote greater sales support to individual customers, have longer sales cycles and have less predictability in completing some of our sales. Also, sales to large enterprises often require us to provide greater levels of education regarding the use and benefits of our solutions. We believe that our customers view the purchase of our solutions as a significant and strategic decision. As a result, customers carefully evaluate our solutions, often over long periods with a variety of internal constituencies. In addition, the sales of our solutions may be subject to delays if the customer has lengthy internal budgeting, approval and evaluation processes, which are quite common in the context of introducing large enterprise-wide technology solutions. As a result, it is difficult to predict the timing of our future sales.

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

In May 2018, we entered into a credit agreement under which we incurred $50 million of indebtedness to refinance indebtedness that we incurred in January 2017 to fund the cash portion of our Revitas acquisition, and established a revolving credit facility of $5.0 million. This term loan is secured by substantially all of our assets and mature in May 2023. We also issued two promissory notes for an aggregate of $10 million in January 2017 to the sellers of Revitas. The incurrence of significant indebtedness could have adverse consequences, including the following:

•	reducing the availability of our cash flow for our operations, capital expenditures, future business opportunities and other purposes;
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•	increasing our vulnerability to general adverse economic and industry conditions; and
•	lengthening our sales process as customers evaluate our financial viability.

We must repay the $50 million term loan in quarterly installments of $250,000 each from September 30, 2018 through June 30, 2019, $625,000 each from September 30, 2019 through June 30, 2020, and $937,500 each from September 30, 2020 through March 31, 2023, and must repay the remaining principal amount at maturity in May 2023. Our promissory notes to the sellers of Revitas will mature in July 2018 and January 2020. Our ability to generate cash to repay our indebtedness is subject to the performance of our business, as well as general economic, financial, competitive and other factors that are beyond our control. If our business does not generate sufficient cash flow from operating activities or if future borrowings are not available to us in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition and ability to expand our business may be adversely affected.

The term loans bear interest at a variable rate of either a base rate plus a margin ranging from 2.0% to 3.5%, or LIBOR plus a margin ranging from 3.0% to 4.5%, which exposes us to interest rate risk. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense even though the amount borrowed remained the same.

Additionally, the financing agreement governing our term loans contains various restrictive covenants, including achieving certain levels of revenue from specified sources, as provided in the agreement, maintaining consolidated liquidity (cash in the United States plus revolving credit line availability) of at $15.0 million, restricting our ability to dispose of assets, changing our organizational documents, merging with or acquiring other entities, incurring other indebtedness and making investments. Our ability to comply with some of these restrictive covenants can be affected by events beyond our control, and we may be unable to do so. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under our financing agreement to be immediately due and payable. If we are unable to repay that amount, our lenders could seize our assets securing the loans and our financial condition could be adversely affected.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

10.1	Model N. Inc. 2013 Equity Incentive Plan, as amended February 16, 2018.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 9, 2018

MODEL N INC.

By:	/s/ David Barter
David Barter
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)