Form 10-Q
period 2018-06-30
MODEL N, INC.
filed 2018-08-08
CIK 1118417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 27, 2018, the registrant had  31,250,449 shares of common stock, $0.00015 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MODEL N, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(Unaudited)

	As of	As of
	June 30,	September 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$57,645	$57,558
Accounts receivable, net of allowance for doubtful accounts of $17 as of June 30, 2018 and $85 as of September 30, 2017	31,707	24,784
Prepaid expenses	3,307	3,733
Other current assets	405	1,013
Total current assets	93,064	87,088
Property and equipment, net	2,496	4,611
Goodwill	39,283	39,283
Intangible assets, net	35,977	40,156
Other assets	996	798
Total assets	$171,816	$171,936
Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable	$1,383	$3,002
Accrued employee compensation	12,376	14,996
Accrued liabilities	4,041	4,979
Deferred revenue, current portion	54,902	49,186
Long term debt, current portion	5,995	4,753
Total current liabilities	78,697	76,916
Long term debt	52,846	52,452
Other long-term liabilities	1,651	1,307
Total liabilities	133,194	130,675
Commitments and contingencies
Stockholders' equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 31,250 and 29,323 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	5	4
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	239,372	217,052
Accumulated other comprehensive loss	(874)	(502)
Accumulated deficit	(199,881)	(175,293)
Total stockholders' equity	38,622	41,261
Total liabilities and stockholders' equity	$171,816	$171,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Revenues:
SaaS and maintenance	$35,623	$28,530	$100,943	$78,427
License and implementation	3,994	5,714	16,975	17,137
Total revenues	39,617	34,244	117,918	95,564
Cost of revenues:
SaaS and maintenance	14,599	12,439	40,489	34,527
License and implementation	1,846	3,333	10,018	11,106
Total cost of revenues	16,445	15,772	50,507	45,633
Gross profit	23,172	18,472	67,411	49,931
Operating expenses:
Research and development	7,746	8,393	24,861	23,302
Sales and marketing	9,338	10,739	26,845	31,081
General and administrative	17,044	8,096	33,099	26,949
Total operating expenses	34,128	27,228	84,805	81,332
Loss from operations	(10,956)	(8,756)	(17,394)	(31,401)
Interest expense (income), net	4,478	1,442	7,350	2,789
Other expenses (income), net	(344)	3	(306)	77
Loss before income taxes	(15,090)	(10,201)	(24,438)	(34,267)
(Benefit) provision for income taxes	345	234	150	(3,742)
Net loss	$(15,435)	$(10,435)	$(24,588)	$(30,525)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.50)	$(0.36)	$(0.82)	$(1.07)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	30,749	28,936	30,042	28,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(15,435)	$(10,435)	$(24,588)	$(30,525)
Other comprehensive (loss) income, net
Change in foreign currency translation adjustment	(391)	50	(372)	97
Total comprehensive loss	$(15,826)	$(10,385)	$(24,960)	$(30,428)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(24,588)	$(30,525)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,410	5,866
Stock-based compensation	19,312	6,935
Amortization of debt discount and issuance cost	686	502
Deferred income taxes	(581)	(4,019)
Other non-cash charges	(30)	239
Loss on debt extinguishment	3,142	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(6,833)	(7,561)
Prepaid expenses and other assets	(102)	2,592
Deferred cost of implementation services	488	1,289
Accounts payable	(1,752)	(854)
Accrued employee compensation	(2,541)	1,482
Other accrued and long-term liabilities	(639)	(1,085)
Deferred revenue	6,386	8,875
Net cash used in operating activities	(642)	(16,264)
Cash flows from investing activities:
Purchases of property and equipment	(165)	(290)
Acquisition of businesses, net of cash acquired	—	(47,773)
Capitalization of software development costs	—	(335)
Net cash used in investing activities	(165)	(48,398)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of employee stock purchase plan	3,008	2,457
Proceeds from term loan	49,588	48,686
Debt issuance costs	(145)	(806)
Principal payments on loan	(50,000)	—
Early payment penalty	(1,500)	—
Net cash provided by financing activities	951	50,337
Effect of exchange rate changes on cash and cash equivalents	(57)	7
Net decrease in cash and cash equivalents	87	(14,318)
Cash and cash equivalents
Beginning of period	57,558	66,149
End of period	$57,645	$51,831

Supplemental Disclosure of Cash Flow Data:
Non-cash investing and financing activities:
Promissory notes issued for acquisition	$—	$8,643

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

In the opinion of management, the unaudited interim consolidated financial statements include all the normal recurring adjustments necessary to present fairly the condensed consolidated financial statements. The results of operations for the nine months ended June 30, 2018 were not necessarily indicative of the operating results for the full fiscal year 2018 or any future periods.

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

The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company does not plan to early adopt, and accordingly, the Company will adopt the new standard effective October 1, 2018. The Company will adopt the standard using the modified retrospective method.

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

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230), clarifying the classification and presentation of restricted cash in the statement of cash flows. The standard requires that restricted cash and restricted cash equivalents are included in the cash and cash equivalent balance in the statement of cash flows. Further, reconciliation between the balance sheet and statement of cash flows is required when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Therefore, transfers between these balances should no longer be presented as a cash flow activity. The guidance becomes effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company does not plan to early adopt, and accordingly the Company will adopt the new standard effective October 1, 2018. The Company is currently evaluating the impact this standard, but does not believe this will have material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combination (Topic 805): clarifying the definition of a business. The amendments in this guidance change the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. The guidance becomes effective for the Company at the beginning of its first quarter of fiscal year 2019. Early adoption is permitted. The Company is currently evaluating the impact of this standard, but does not believe this will have material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment. This new accounting standard update simplifies the measurement of goodwill by eliminating the Step two impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  The new guidance requires a comparison of the Company’s fair value of with carrying amount and the Company is required to recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. Additionally, the Company should consider income tax effects from any tax deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable.  The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

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

2.	Business Combination

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

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following unaudited pro forma combined consolidated financial information has been prepared by the Company using the acquisition method of accounting to give effect to the Revitas acquisition as if it had occurred on October 1, 2015. The following table sets forth the unaudited pro forma consolidated combined results of operations:

	Three Months Ended June 30,	Nine Months Ended June 30,
	2017	2017
	(in thousands, except per share data)	(in thousands, except per share data)
Revenue	$34,244	$104,622
Net loss	(10,343)	(36,527)
Net loss per shares-basic and diluted	$(0.36)	$(1.28)

3.	Consolidated Balance Sheet Components

Components of property and equipment, and intangible assets consisted of the following:

Property and Equipment

	As of	As of
	June 30,	September 30,
	2018	2017
	(in thousands)
Computer software and equipment	$9,762	$10,274
Furniture and fixtures	1,234	1,284
Leasehold improvements	1,377	1,466
Software development costs	9,416	9,416
Total property and equipment	21,789	22,440
Less: Accumulated depreciation and amortization	(19,293)	(17,829)
Total property and equipment, net	$2,496	$4,611

Depreciation expense totaled $0.6 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively; and $2.2 million and $2.7 million for the nine months ended June 30, 2018 and 2017, respectively.

Intangible Assets

	Estimated	As of June 30, 2018
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	(in Years)	Amount	Amortization	Amount
		(in thousands)
Intangible Assets:
Developed technology	5-6	$12,083	$(5,972)	$6,111
Backlog	5	280	(260)	20
Customer relationships	3-10	36,599	(6,753)	29,846
Trade name	1	260	(260)	—
Total		$49,222	$(13,245)	$35,977

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Estimated	As of September 30, 2017
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	(in Years)	Amount	Amortization	Amount
		(in thousands)
Intangible Assets:
Developed technology	5-6	$12,083	$(4,545)	$7,538
Backlog	5	280	(215)	65
Non-competition agreement	3	100	(100)	—
Customer relationships	3-10	36,599	(4,084)	32,515
Trade name	1	260	(222)	38
Total		$49,322	$(9,166)	$40,156

The Company recorded amortization expense related to the acquired intangible assets of $1.4 million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively; and $4.2 million and $3.2 million for the nine months ended June 30, 2018 and 2017, respectively.

Estimated future amortization expense for the intangible assets as of June 30, 2018 is as follows (in thousands):

2018 (remaining 3 months)	$1,380
2019	5,466
2020	4,751
2021	4,686
2022 and thereafter	19,694
Total future amortization	$35,977

4.	Goodwill

The changes in the carrying amount of goodwill for the nine months ended June 30, 2018 consisted of the following (in thousands):

Balance as at September 30, 2016	$6,939
Add: Goodwill from acquisition of business	32,344
Balance as at September 30, 2017	$39,283
Add: Goodwill from acquisition of business	—
Balance as at June 30, 2018	$39,283

As a result of the acquisition of Revitas in the second quarter of fiscal year 2017, the Company recognized goodwill of $32.3 million.  See Note 2, “Business Combination”, for additional details.

5.	Debt

Term Loan

In connection with the Revitas acquisition, on January 5, 2017, the Company entered into a Financing Agreement (the “Financing Agreement”) by and among the Company, the Subsidiaries, as guarantors, Crystal Financial SPV, LLC and TC Lending, LLC, pursuant to which the lenders  extended a term loan to the Company in an aggregate principle amount of $50.0 million.

In May 2018, this term loan was extinguished and repaid in full in part from the proceeds of the refinancing with Wells Fargo Bank, N. A. (“Wells Fargo”), as discussed below.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The term loan made pursuant to the Financing Agreement bore interest at a rate of either (i) the Base Rate (as defined in the Financing Agreement) plus 9.25% or (ii) the LIBOR Rate (as defined in the Financing Agreement) plus 8.25%, as selected by the Company. The term loan would have matured on January 5, 2022. For the quarter beginning on April 1, 2018 through the payoff the loan, the Company selected the Base Rate plus 9.25%. The loan required quarterly payments of interest only and quarterly principal payments of 0.625% of the aggregate principal amount of the term loan beginning with the fiscal quarter ending March 31, 2019.

The Financing Agreement required the Company and the subsidiaries to maintain certain financial covenants and also contained certain non-financial covenants, including restricting our ability to dispose of assets, changing our organizational documents or amending our material agreements in a manner adverse to the lender, changing a method of accounting, merging with or acquiring other entities, incurring other indebtedness and making certain investments.

The Company was in compliance with all of the covenants described in the Financing Agreements as of March 31, 2018 and through the payoff in conjunction with the new term loan with Wells Fargo Bank entered into on May 4, 2018, discussed below.

The balance of this term loan of $50.0 million was repaid in full in connection with a new facility under Wells Fargo in the third quarter of 2018. The Company recorded in the third quarter of fiscal year 2018, a loss on debt extinguishment of approximately of $3.1 million, of which $1.5 million was a pre-payment penalty and $1.6 million was the remaining non-cash unamortized discount and deferred financing costs write-off.

Term Loan – Wells Fargo

On May 4, 2018, the Company and certain of its subsidiaries entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (the “Lenders”), pursuant to which the Lenders extended a term loan to the Company in an aggregate principal amount of $50.0 million and agreed to establish an additional revolving line of credit up to an aggregate principal amount of $5.0 million. In part from the proceeds of this refinancing, the company repaid in full the existing term loan under the Financing Agreement dated January 5, 2017.

The term loan will mature on May 4, 2023. The Company is required to repay the principal of the term loan in quarterly installments follows:

•	$250,000 on September 30, 2018 and the last day of each fiscal quarter thereafter up to June 30, 2019;
•	$625,000 on September 30, 2019 and the last day of each fiscal quarter thereafter up to June 30, 2020;
•	$937,500 on September 30, 2020 and the last day of each fiscal quarter thereafter up to March 31, 2023; and the remaining principal amount at maturity.

The loans will bear interest, at the Company’s option, at (i) the Base Rate (as defined in the Credit Agreement) plus applicable margin or (ii) the LIBOR Rate (as defined in the Credit Agreement) plus applicable margin. LIBOR interest is payable quarterly and margin varies based upon our leverage ratio. See the table below of applicable margin rates:

Level	Leverage Ratio Calculation	Applicable Margin Relative to Base Rate	Applicable Margin Relative to LIBOR Rate
I	<2.0:1.0	2.0%	3.0%
II	>=2.0:1.0 but less than 3.5:1.0	2.5%	3.5%
III	>=3.5:1.0	3.5%	4.5%

For the quarter ended as of June 30, 2018, the Company’s interest rate is at the LIBOR Rate plus 4.5%.

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

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company may voluntarily prepay the term loan, with any such prepayment applied against the remaining installments of principal of the term loan on a pro rata basis; provided, that at the election of the Company, one such prepayment made during the fiscal quarter ending December 31, 2018 in an amount not to exceed $5.0 million may be applied against the remaining installments of principal in the direct order of maturity. The Company is required to repay the term loan with proceeds from the sale of assets, the receipt of certain insurance proceeds, litigation proceeds or indemnity payments, or the incurrence of debt (in each case subject to certain exceptions).

The Credit Agreement requires the Company and its subsidiaries to maintain certain financial covenants, including maintaining consolidated liquidity (cash in the United States plus revolving credit line availability) of at least $15 million, minimum levels of maintenance and subscription fee revenue and, if liquidity is less than $30 million for 90 consecutive days, leverage ratio not greater than 3.50 to 1.00. The Credit Agreement also requires the Company and Guarantors to maintain certain non-financial covenants, including covenants that restrict their ability to dispose of assets acquire (or make investments in) other entities, or incur other indebtedness or liens. The Credit Agreement also provides for customary events of default, including failure to pay amounts due or to comply with covenants, default on other indebtedness, or a change of control with respect to the Company.

The Company was in compliance with the financial covenant requirements as of June 30, 2018.

Promissory Notes

Also, in connection with the Revitas acquisition, the Company incurred $10.0 million in debt in the form of two promissory notes with the sellers, one which will mature on July 5, 2018 and the other which will mature on January 5, 2020. The Company paid the first promissory note of $5.0 million on July 5, 2018. These promissory notes bear interest at the rate of 3% per annum, and are subject to a right of set-off as partial security for the indemnification obligations of target’s stockholders under the Merger Agreement. These promissory notes are subordinate to the term loan with Wells Fargo. The fair value of the promissory notes of $8.6 million was determined based on a discounted future cash flow at 9.96% interest rate, which represents an arm’s length interest rate.

As of June 30, 2018, the term loan with Wells Fargo and promissory notes consisted of the following:

Amount
(in thousands)
Principal	$60,000
Unamortized debt discount and issuance costs	(1,159)
Net carrying amount	$58,841

The Company incurred approximately $0.7 million in transaction costs in connection with the term loan with Wells Fargo in the third quarter of fiscal 2018 and $0.8 million in transaction costs in connection with the term loan with Wells Fargo in fiscal year 2017. These costs are included as part of the Company’s debt. The effective interest rate for the term loan with Wells Fargo is 6.67%, the 18 month promissory note is 9.74% and the 36 month promissory note is 9.89%.

The future scheduled principal payments for the term loan with Wells Fargo and promissory notes as of June 30, 2018 were as follows (in thousands):

Fiscal Year
2018 (remaining 3 months)	5,250
2019	1,375
2020	7,813
2021	3,750
2022 and thereafter	41,812
Total	$60,000

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.	Fair Value of Financial Instruments

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

The table below sets forth the Company’s cash equivalents as of June 30, 2018 and September 30, 2017, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of June 30, 2018:
Assets:
Cash equivalents:	$48,331	$—	$—	$48,331
Total	$48,331	$—	$—	$48,331
As of September 30, 2017:
Assets:
Cash equivalents:	$47,754	$—	$—	$47,754
Total	$47,754	$—	$—	$47,754

The Company’s cash equivalents as of June 30, 2018 and September 30, 2017 consisted of money market funds with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of June 30, 2018 and September 30, 2017. The Company’s financial instruments not measured at fair value on a recurring basis include cash, accounts receivable, accounts payable and accrued liabilities, and are reflected in the financial statements at cost and approximates their fair value due to their short-term nature. The term loan with Wells Fargo carrying value is approximately fair value since the term loan bears interest at rates that fluctuate with the changes in the Base Rate or the Libor Rate as selected by the Company. The promissory notes carrying values approximate their fair value as of June 30, 2018.

7.	Stock-based Compensation

As of June 30, 2018, 5.2 million shares were available for future stock awards under the Company’s equity plans and any additional releases resulting from an over-achievement relating to performance-based restricted stock units.  There were no stock options granted during the three and nine months ended June 30, 2018 and 2017, respectively.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the stock option activity and related information under all equity plans:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercised	Contract	Intrinsic
	(thousands)	Price	Term (in Years)	Value (in thousands)
Balance at September 30, 2017	453	$7.71	3.53	$3,281
Granted	—	—	—
Exercised	(178)	8.59	—
Forfeited	—	—	—
Expired	(47)	4.65	—
Balance at June 30, 2018	228	$7.66	3.27	$2,499
Options exercisable as of June 30, 2018	228	$7.66	3.27	$2,499
Options vested and expected to vest as of June 30, 2018	228	$7.66	3.27	$2,499

The following table summarizes the Company’s restricted stock unit activity (including performance-based restricted stock units) under all equity award plans:

		Weighted
		Average
	Restricted Stock	Grant Date
	Units Outstanding	Fair Value
	(in thousands)
Balance at September 30, 2017	2,917	$12.55
Granted	1,289	20.45
Released	(1,048)	13.89
Forfeited	(755)	18.86
Balance at June 30, 2018	2,403	$14.22

On June 7, 2018, the Company issued Mr. Rinat 572,601 common shares, with fair value approximately $10.5 million, in connection with his transition agreement when he resigned as Chief Executive Officer and Chairman of the Board. The related tax withholding portion was later reimbursed by Mr. Rinat to the Company. Mr. Rinat’s 375,234 performance-based restricted stock units, were cancelled due to his departure and the previously recorded expense of approximately $2.0 million was reversed in general administrative expenses.

Stock-based Compensation

Stock-based compensation recorded in the statements of operations is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Cost of revenues:
SaaS and maintenance	$326	$290	$961	$742
License and implementation	373	296	1,011	740
Total stock-based compensation in cost of revenue	699	586	1,972	1,482
Operating expenses:
Research and development	744	512	2,144	1,273
Sales and marketing	986	835	2,517	1,744
General and administrative	9,601	554	12,679	2,436
Total stock-based compensation in operating expense	11,331	1,901	17,340	5,453
Total stock-based compensation	$12,030	$2,487	$19,312	$6,935

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.	Income Taxes

On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the Tax Legislation) was enacted in the United States (U.S.). The Tax Legislation significantly revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate to 21%, implementing a modified territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the Toll Charge), and limiting the deductibility of certain expenses, such as interest expense. As a fiscal-year taxpayer, certain provisions of the Tax Legislation impact the Company in fiscal 2018, including the change in the corporate income tax rate and the Toll Charge, while other provisions will be effective starting at the beginning of fiscal 2019. The U.S. federal income tax rate reduction was effective as of January 1, 2018. Accordingly, the Company’s federal statutory income tax rate for fiscal 2018 reflects a blended rate of approximately 24.3%.

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

The Company anticipates that it will obtain the necessary information to complete the accounting requirements under ASC740 before the end of its fiscal year. Currently, the Company has recognized an immaterial tax benefit resulting from the re-measurement of indefinitely-lived U.S. deferred tax liabilities at the reduced U.S. corporate tax rate and reduction of valuation allowance for certain deferred tax liabilities from acquisition activity that can now be used as a source of income.

The Company recorded an income tax (benefit) expense of $0.3 million and $0.2 million, representing effective income tax rates of 2.3% and 2.3%, for the three months ended June 30, 2018 and 2017, respectively; and $0.2 million and ($3.7) million, representing income rates of 0.6%  and (10.9%), for the nine months ended June 30, 2018 and 2017, respectively. The income tax expense is primarily related to the state minimum tax and foreign tax on our profitable foreign operations offset by discrete tax benefit recorded as a result of a reduction in deferred tax liabilities from the reduced corporate tax rate and valuation allowance release. This is in addition to a reversal of certain foreign unrecognized tax benefits.

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Basic and diluted:
Net loss attributable to common stockholders	$(15,435)	$(10,435)	$(24,588)	$(30,525)
Denominator:
Basic and diluted:
Weighted Average Shares Used in Computing Net Loss per Share Attributable to Common Stockholders	30,749	28,936	30,042	28,464
Net Loss per Share Attributable to Common Stockholders:
Basic and diluted	$(0.50)	$(0.36)	$(0.82)	$(1.07)

The following shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Stock options	138	380	175	496
Performance-based restricted stock units and restricted stock units	1,108	747	1,686	801

10.	Litigation and Contingencies

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

Revenues from External Customers

Revenues from customers outside of the United States were 11% and 10% of total revenues for the three months ended June 30, 2018 and 2017, respectively, and 12% and 10% of total revenues for the nine months ended June 30, 2018 and 2017, respectively. However, no single jurisdiction outside of the United States represented more than 10% of total revenues.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net by geographic region:

	As of	As of
	June 30,	September 30,
	2018	2017
	(in thousands)
United States	$2,128	$3,867
India	368	744
Total property and equipment, net	$2,496	$4,611

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended June 30, 2018 and 2017, our total revenues were $39.6 million and $34.2 million, respectively, representing a year-over-year increase of approximately 16%, primarily due to improvements in sales execution.

Recent Developments

On May 4, 2018, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association. The Credit Agreement provides for a term loan in the amount of $50.0 million and an additional revolving line of credit up to an aggregate amount of $5.0 million.  The loans will bear interest, at our selection, at either (i) Base Rate plus a margin of 3.5% to 2.0% or (ii) LIBOR Rate plus a margin of 4.5% to 3.0%, where the margin will steps-down with reductions in our leverage ratio. In conjunction with this refinancing, we repaid in full the existing term loan under a Financing Agreement, dated January 5, 2017.

In the third quarter of fiscal 2018, we recorded approximately $3.1 million of expense in connection with the repayment of our first term loan, of which approximately $1.6 million is non-cash unamortized discounts and deferred financing costs and $1.5 million in prepayment penalty.

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

SaaS and Maintenance

SaaS and maintenance revenues primarily include SaaS subscription fees and related professional services from customers implementing our cloud-based solutions. Also included in SaaS and maintenance revenues are revenues related to maintenance and support, managed support services, training and customer-reimbursed expenses. The SaaS model is the primary way we sell to our customers in our vertical markets. Accordingly, we expect that SaaS and maintenance revenues for fiscal year 2018 will be higher both in absolute dollars and as a percentage of total revenues than fiscal year 2017 as we continue to acquire new SaaS customers and expand our SaaS offerings within our existing customers.

License and Implementation

License and implementation revenues are generated from the sale of software licenses for our on-premise solutions and related professional services. We no longer sell perpetual licenses and have not recorded any license revenue in fiscal year 2018. We expect our license and implementation revenues for the fiscal year 2018 to be lower both in absolute dollars and as a percentage of total revenue from those recorded in the fiscal year ended on September 30, 2017, as we are only helping customers implement perpetual licenses purchased in prior fiscal years.

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

License and Implementation

Cost of license and implementation revenues includes costs related to the implementation of our on-premise solutions. Cost of license and implementation revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation, third-party contractors, and other-related expenses. Cost of license and implementation revenues may vary from period to period depending on a number of factors, including the amount of implementation services required to deploy our solutions and the level of involvement of third-party contractors providing implementation services. We believe that cost of license and implementation revenues will continue to decrease in absolute dollars as we no longer sell perpetual licenses.

Operating Expenses

Research and Development

Our research and development expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation and third-party contractors. Our software development costs are generally expensed as incurred. In the past, we capitalized development costs in connection with the development of new cloud-based services. We expect our research and development expenses to be relatively flat in fiscal year 2018 from fiscal year 2017.

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel-related costs including salary, bonus, commissions, stock-based compensation, amortization of intangibles, travel-related expenses and marketing programs. We expect our sales and marketing expenses to be lower in fiscal year 2018 from fiscal year 2017.

General and Administrative

Our general and administrative expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation, audit and legal fees as well as third-party contractors, facilities, costs associated with corporate transactions, and travel-related expenses. We expect our general and administrative expense to increase in fiscal year 2018 from fiscal year 2017 primarily related to the stock issued in connection with our former Chief Executive Officer’s departure.

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
SaaS and maintenance	$35,623	$28,530	$100,943	$78,427
License and implementation	3,994	5,714	16,975	17,137
Total revenues	39,617	34,244	117,918	95,564
Cost of Revenues:
SaaS and maintenance	14,599	12,439	40,489	34,527
License and implementation	1,846	3,333	10,018	11,106
Total cost of revenues	16,445	15,772	50,507	45,633
Gross profit	23,172	18,472	67,411	49,931
Operating Expenses:
Research and development	7,746	8,393	24,861	23,302
Sales and marketing	9,338	10,739	26,845	31,081
General and administrative	17,044	8,096	33,099	26,949
Total operating expenses	34,128	27,228	84,805	81,332
Loss from operations	(10,956)	(8,756)	(17,394)	(31,401)
Interest expense (income), net	4,478	1,442	7,350	2,789
Other expenses (income), net	(344)	3	(306)	77
Loss before income taxes	(15,090)	(10,201)	(24,438)	(34,267)
(Benefit) provision for income taxes	345	234	150	(3,742)
Net loss	$(15,435)	$(10,435)	$(24,588)	$(30,525)

Comparison of the Three Months Ended June 30, 2018 and 2017

Revenues

	Three Months Ended June 30,
	2018		2017		Change
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenue:
SaaS and maintenance	$35,623	90%	$28,530	83%	$7,093	25%
License and implementation	3,994	10	5,714	17	(1,720)	(30)
Total revenues	$39,617	100%	$34,244	100%	$5,373	16%

SaaS and Maintenance

SaaS and maintenance revenues increased by $7.1 million, or 25%, to $35.6 million for the three months ended June 30, 2018 from $28.5 million for the three months ended June 30, 2017. As a percentage of total revenues, SaaS and maintenance revenues increased from 83% to 90%. The increase in our SaaS and maintenance revenues was primarily driven by an increase in our SaaS subscriptions and professional services of $5.4 million, a $1.1 million increase in our maintenance and support and managed support services revenues and a $0.6 million increase in our training and customer reimbursable expenses. We intend to focus on growing our recurring revenue from SaaS subscription and related implementation services in future periods.

License and Implementation

License and implementation revenues decreased by $1.7 million, or 30%, to $4.0 million during the three months ended June 30, 2018 from $5.7 million for the three months ended June 30, 2017. As a percentage of total revenue, license and implementation revenues decreased from 17% to 10%. The decrease in revenue as a percentage of total revenue was primarily in-line with our business model as we shifted towards cloud-based solutions and no longer sell perpetual licenses.

Cost of Revenues

	Three Months Ended June 30,
	2018		2017		Change
		% of		% of
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
SaaS and maintenance	$14,599	41%	$12,439	44%	$2,160	17%
License and implementation	1,846	46	3,333	58	(1,487)	(45)
Total cost of revenues	$16,445	42%	$15,772	46%	$673	4%

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased by $2.2 million, or 17%, to $14.6 million during the three months ended June 30, 2018 from $12.4 million for the three months ended June 30, 2017 due to the increase in the related revenue. As a percentage of SaaS and maintenance revenues, cost of SaaS and maintenance revenues decreased from 44% to 41% during the three months ended June 30, 2018, as we continue to improve gross margins due to increased efficiencies in our business, synergies related to our acquisition of Revitas in the second quarter of fiscal 2017, and the optimization of our cloud platform.

License and Implementation

Cost of license and implementation revenues decreased by $1.5 million, or 45% , to $1.8 million during the three months ended June 30, 2018 from $3.3  million for the three months ended June 30, 2017, the decrease was primarily due to a reduction in resources allocated to the license and implementation related professional services. As a percentage of license and implementation revenues, cost of license and implementation revenues decreased from 58% to 46%  during the three months ended June 30, 2018 due to the mix of professional services engagements with higher profit margins.

Operating Expenses

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$7,746	$8,393	$(647)	(8)%
Sales and marketing	9,338	10,739	(1,401)	(13)
General and administrative	17,044	8,096	8,948	111
Total operating expenses	$34,128	$27,228	$6,900	25%

Research and Development

Research and development expenses decreased by $0.6 million, or 8%, to $7.7 million during the three months ended June 30, 2018 from $8.4 million for the three months ended June 30, 2017. The decrease was primarily due to decrease in costs associated with travel and other costs. .

Sales and Marketing

Sales and marketing expenses decreased by $1.4 million, or 13%, to $9.3 million during the three months ended June 30, 2018 from $10.7 million for the three months ended June 30, 2017. This decrease was primarily due to a $1.0 million decrease in employee-related costs in part driven by headcount reduction, a $0.6 million decrease in marketing and travel costs, partially offset by an a $0.2 million increase in consulting costs.

General and Administrative

General and administrative expenses increased by $8.9 million, or 111%, to $17.0 million during the three months ended June 30, 2018 from $8.1 million for the three months ended June 30, 2017. The increase was primarily due to a $8.8 million increase in employee-related costs, which mainly reflects the impact of the common stock issued in connection with our former Chief Executive Officer’s departure and a $0.9 million increase in third-party professional services costs which were partially offset by an $0.8 million decrease in facilities expense and other operating costs.

Interest (Income) and Other Expense (Income), Net

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands, except percentages)
Interest expense (income), net	$4,478	$1,442	$3,036	211%
Other expense (income), net	$(344)	$3	$(347)	(11,567)%

Interest expense during the three months ended June 30, 2018 and 2017 was primarily due to borrowings entered into in connection with the acquisition of Revitas in the second quarter of fiscal year 2017, as described in the Notes to the Condensed Consolidated Financial Statements. The increase was mainly driven by approximately $3.1 million of loss on debt extinguishment in connection with the refinancing of our term loan.

Other expense (income), net is primarily due to currency fluctuation impacts recorded for our foreign operations.

Provision (benefit) for Income Taxes

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands, except percentages)
Provision (benefit) for income taxes	$345	$234	$111	47%

Provision (benefit) for income taxes was primarily related to the state minimum tax and foreign tax on our profitable foreign operations offset by discrete tax benefit recorded as a result of a reduction in deferred tax liabilities from the reduced corporate tax rate and valuation allowance release. This is in addition to a reversal of certain foreign unrecognized tax benefits.

On December 22, 2017, Tax reform legislation known as the Tax Cuts and Jobs Act was enacted into legislation (“Tax Legislation”), which includes a broad range of tax reform affecting businesses, including corporate tax rates, business deductions, and international tax provisions. We are currently evaluating the disclosure impact of the Tax Legislation on our financial statement, specifically on the quantification of earnings and profits of its recently acquired foreign subsidiaries, in which any positive foreign earnings will be deemed repatriated and could impact our U.S. taxable income. However, due to the availability of sufficient U.S. net operating losses as well as the related valuation allowances, we do not anticipate the enactment of the Tax Legislation to have material impact on our financial statement other than its disclosure items that will need to be reported on its year-end financial statement. Currently, we have recognized an immaterial tax benefit resulting of a reduction in deferred tax liabilities from the reduced corporate tax rate and valuation allowance release. This is in addition to a reversal of certain foreign unrecognized tax benefits.

Comparison of the Nine Months Ended June 30, 2018 and 2017

Revenues

	Nine Months Ended June 30,
	2018		2017		Change
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenue:
SaaS and maintenance	$100,943	86%	$78,427	82%	$22,516	29%
License and implementation	16,975	14	17,137	18	(162)	(1)
Total revenues	$117,918	100%	$95,564	100%	$22,354	23%

SaaS and Maintenance

SaaS and maintenance revenues increased by $22.5 million, or 29%, to $100.9 million for the nine months ended June 30, 2018 from $78.4 million for the nine months ended June 30, 2017. As a percentage of total revenues, SaaS and maintenance revenues increased to 86% from 82%. The increase in SaaS and maintenance revenues was primarily due to the revenue attributable from the acquisition of Revitas in the second quarter of fiscal year 2017 as well as continued growth in our SaaS business. The increase in our SaaS and maintenance revenues included a $16.6 million increase in our subscription and professional services revenue, a $5.0 million increase in our maintenance and support and managed support services revenues, a $0.9 million increase in our training and customer reimbursable revenues.

License and Implementation

License and implementation revenues decreased by $0.2 million, or 1% to $17.0 million during the nine months ended June 30, 2018 from $17.1 million for the nine months ended June 30, 2017. As a percentage of total revenue, license and implementation revenues decreased from 18% to 14%. The decrease in revenue in absolute dollars and as a percentage of total revenue was primarily due to fewer sales of software licenses for our on-premise solutions and related implementation services as our business model has shifted to cloud-based solutions and no longer sell perpetual licenses.

Cost of Revenues

	Nine Months Ended June 30,
	2018		2017		Change
		% of		% of
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
SaaS and maintenance	$40,489	40%	$34,527	44%	$5,962	17%
License and implementation	10,018	59	11,106	65	(1,088)	(10)
Total cost of revenues	$50,507	43%	$45,633	48%	$4,874	11%

SaaS and Maintenance

Cost of SaaS and maintenance revenues increased by $6.0  million, or 17%, to $40.5 million during the nine months ended June 30, 2018 from $34.5 million for the nine months ended June 30, 2017. As a percentage of SaaS and maintenance revenues, cost of SaaS and maintenance revenues decreased from 44% to 40%  during the nine months ended June 30, 2018, as we continued to improve gross margins due to increased efficiencies in our business, synergies related to our acquisition of Revitas in the second quarter of fiscal year 2017, and as we optimize our cloud platform.

License and Implementation

Cost of license and implementation revenues decreased by $1.1 million, or 10%, to $10.0 million during the nine months ended June 30, 2018 from $11.1 million for the nine months ended June 30, 2017. As a percentage of license and implementation revenues, cost of license and implementation revenues decreased from 65% to 59% during the nine months ended June 30, 2018. The decrease in these costs as a percentage of total revenues was primarily due to an increase of professional services with higher profit margins in the overall mix of professional services engagements.

Operating Expenses

	Nine Months Ended June 30,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$24,861	$23,302	$1,559	7%
Sales and marketing	26,845	31,081	(4,236)	(14)
General and administrative	33,099	26,949	6,150	23
Total operating expenses	$84,805	$81,332	$3,473	4%

Research and Development

Research and development expenses increased by $1.6 million, or 7%, to $24.9 million during the nine months ended June 30, 2018 from $23.3 million for the nine months ended June 30, 2017. Employee-related expenses increased $1.5 million mainly due to increased headcount related to our acquisition of Revitas. We also had a $0.5 million increase in consulting costs, offset by a $0.4 million decreased in travel and other costs.

Sales and Marketing

Sales and marketing expenses decreased by $4.2 million, or 14%, to $26.8 million during the nine months ended June 30, 2018 from $31.1 million for the nine months ended June 30, 2017. Employee related expenses decreased $4.1 million in part due to headcount reduction and a $1.5 million decrease in marketing and travel costs, which were partially offset by an $0.8 million increase of intangible amortization expense related to the acquisition of Revitas in second quarter of fiscal year 2017 and a $0.6 million increase in consulting and third-party data center related costs.

General and Administrative

General and administrative expenses increased by $6.2 million, or 23%, to $33.1 million during the nine months ended June 30, 2018 from $26.9 million for the nine months ended June 30, 2017. The increase was primarily due to a $7.6 million increase in employee-related costs, which reflects the impact of the common stock issued in connection with our former Chief Executive Officer’s departure, which was partially offset by a $1.4 million decrease in other operating costs such as depreciation, facility, travel and other costs.

Interest and Other (Income) Expense, Net

	Nine Months Ended June 30,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest expense, net	$7,350	$2,789	$4,561	164%
Other (income) expense, net	$(306)	$77	$(383)	(497)%

In May 2018, we refinanced the term loan. The increase of $4.6 million during the nine months ended June 30, 2018 was driven by approximately $3.1 million of loss on extinguishment in connection with the refinancing.

Other (income) expenses, net primarily due to currency fluctuation recorded for our foreign operations.

Provision for (benefit from) Income Taxes

	Nine Months Ended June 30,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$150	$(3,742)	$3,892	$(104)%

The change in income tax provision is primarily due to a discrete tax benefit of $4.2 million recorded in second quarter of fiscal year 2017. The discrete item is a result of releasing a portion of our valuation allowance resulting from the acquisition of Revitas.

Provision for (benefit from) income taxes was primarily related to the state minimum tax and foreign tax on our profitable foreign operations offset by discrete tax benefit recorded as a result of a reduction in deferred tax liabilities from the reduced corporate tax rate and valuation allowance release. This is in addition to a reversal of certain foreign unrecognized tax benefits.

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

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $57.6 million. Based on our future expectations and historical usage, we believe our current cash and cash equivalents are sufficient to meet our operating needs including principal payments related to our debt for at least the next twelve months, inclusive of $5.0 million in principal payment related to our promissory notes due July 5, 2018. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts and expansion of our business, and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in, or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Term Loan

In January 2017, we entered into a financing agreement (Financing Agreement) pursuant to which we borrowed an aggregate principal amount of $50 million, which was used to fund part of the cash portion of the Revitas acquisition.

In May 2018, this term loan was extinguished and repaid full in connection with a new facility with Wells Fargo Bank, N.A. (Wells Fargo), as discussed below.

The term loan bore interest at a rate of either (i) the Base Rate (as defined in the Financing Agreement) plus 9.25% or (ii) the LIBOR Rate (as defined in the Financing Agreement) plus 8.25%, as selected by us. From April 1, 2018 though the payoff the loan, we selected Base Rate plus 9.25%. The term loan would have matured on January 5, 2022.

The Financing Agreement required us to maintain certain financial covenants and also contained certain non-financial covenants, including restricting our ability to dispose of assets, changing our organizational documents or amending our material agreements in a manner adverse to the lender, changing a method of accounting, merging with or acquiring other entities, incurring other indebtedness and making certain investments. We were in compliance with all the covenants described in the Financing Agreement as of March 31, 2018 and through the payoff in conjunction with the new term loan with Wells Fargo Bank entered into in May 2018, discussed below.

Term Loan Refinancing

On May 4, 2018, we entered into Credit Agreement (the “Credit Agreement”) with Wells Fargo, National Association for a term loan in the amount of $50.0 million and up to a $5.0 million revolving line of credit. In conjunction with this refinancing, we repaid in full the existing term loan under the Financing Agreement, dated as January 5, 2017. The results of this action will allow us to obtain a more favorable interest rate.

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

Certain United States subsidiaries of ours (Guarantors) and the Company have entered into a guaranty and security agreement pursuant to which the Guarantors have agreed to guarantee our payment of its obligations under the Credit Agreement, and pursuant to which we and Guarantors’ obligations under the Credit Agreement and the guaranty and security agreement are secured by substantially all of their assets.

The Credit Agreement requires us and our subsidiaries to maintain certain financial covenants, including maintaining consolidated liquidity (cash in the United States plus revolving credit line availability) of at least $15 million, minimum levels of maintenance and subscription fee revenue and, if liquidity is less than $30 million for 90 consecutive days, leverage ratio not greater than 3.50 to 1.00. The Credit Agreement also requires us and Guarantors to maintain certain non-financial covenants, including covenants that restrict their ability to dispose of assets acquire (or make investments in) other entities, incur other indebtedness or liens. The Credit Agreement also provides for customary events of default, including failure to pay amounts due or to comply with covenants, default on other indebtedness, or a change of control with respect to us.

In the third quarter of fiscal 2018, we recorded approximately $3.1 million of expense in connection with the repayment of our first term loan, of which approximately $1.6 million is non-cash unamortized discounts and deferred financing costs and $1.5 million in prepayment penalty.

Cash Flows

	Nine Months Ended June 30,
	2018	2017
Cash flows used in operating activities	$(642)	$(16,264)
Cash flows used in investing activities	(165)	(48,398)
Cash flows provided by financing activities	951	50,337

Cash Flows from Operating Activities

Net cash used in operating activities during the nine months ended June 30, 2018 was primarily the result of our net loss of $24.6 million and a $5.0 million change in operating assets and liabilities, partially offset by $25.8 million of non-cash adjustments of deferred income taxes benefits, stock-based compensation and depreciation and amortization and $3.1 million in loss on extinguishment of debt. The $5.0 million net change in operating assets and liabilities consisted of a $6.8 million increase in accounts receivable, primarily reflective of invoicing in excess of collections during the period, a $0.5 million decrease in deferred cost of implementation services, a $0.1 million increase in prepaid expense and other assets, a $6.4 million increase in deferred revenue primarily due to timing of amount invoiced and revenue recognized, a $0.6 million decrease in other accrued and long term liabilities, a $2.5 million decrease in accrued employee compensation primarily due to payment of bonuses and other employee benefits, and a $1.8 million decrease in accounts payable.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended June 30, 2018 was primarily due to  purchases of property and equipment.

Net cash used in investing activities for the nine months ended June 30, 2017 was primarily due to $47.8 million cash paid for the acquisition of Revitas, $0.3 million associated with capitalization of software development costs and purchases of property and equipment of $0.3 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2018 was from the exercises of stock options and purchases made under our employee stock purchase plan. In part from the proceeds of the refinancing with Wells Fargo, we repaid in full the existing term loan.

Net cash provided by financing activities for the nine months ended June 30, 2017 was primarily related to borrowing funds as part of the Revitas transaction, for which we received of $47.9 million of net cash proceeds during the nine months of fiscal year 2017, as well as $2.4 million from the exercises of stock options and purchase made under our employee stock purchase plan.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

•	adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and
•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following tables provide a reconciliation of adjusted EBITDA to net loss:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(15,435)	$(10,435)	$(24,588)	$(30,525)
Adjustments:
Stock-based compensation expense	12,030	2,487	19,312	6,935
Depreciation and amortization	1,983	2,373	6,410	5,866
Deferred revenue adjustment	—	1,710	627	3,810
Acquisition and integration related expense	—	711	—	5,476
Interest expense (income), net	4,478	1,442	7,350	2,789
Other expenses (income), net	(344)	3	(306)	77
(benefit) provision for income taxes	345	234	150	(3,742)
Adjusted EBITDA	$3,057	$(1,475)	$8,955	$(9,314)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and debt. Our primary exposure to market risk is interest income and expense sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations. In addition, as of June 30, 2018, we had approximately $50.0 million of long-term debt with variable interest components. With respect to our interest expense for the nine months ended June 30, 2018, a 10% hypothetical change in interest rates would have resulted in an increase approximately of $0.1 million, respectively, in our interest expense for such period.

Foreign Currency Exchange Risk

Our customers typically pay us in U.S. dollars, however in foreign jurisdictions, our expenses are typically denominated in local currency. Our expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. To date, we have not entered into foreign currency hedging contracts, but may consider entering into such contracts in the future. During the nine months ended June 30, 2018, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $1.4 million. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of June 30, 2018, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events.

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

We have incurred net losses of $15.4 million and $10.4 million for the three months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $199.9 million. Our expenses may increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology industry. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset  increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

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

Our success depends on the expertise, efficacy and continued services of our executive officers, who are geographically dispersed. We have in the past and may in the future continue to experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business. For example, effective May 10, 2018, Jason Blessing assumed the role of Chief Executive Officer and Zack Rinat, our interim Chief Executive Officer resigned from his position as Chief Executive Officer and Chairman of the Board. We anticipate that we will experience a transitional period as Mr. Blessing becomes fully integrated into his new role, and such transition may have a disruptive impact on our ability to implement our business strategy and could have a material adverse effect on our business. Any changes in business strategies can create uncertainty, may negatively impact our ability to execute our business strategy quickly and effectively and may ultimately be unsuccessful. The impact of hiring new executives may not be immediately realized. We are also substantially dependent on the continued service of our existing development and services personnel because of their familiarity with the inherent complexities of our solutions.

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

Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the Court of Justice of the European Union ruled in October 2015 that the US-EU Safe Harbor framework was invalid, and the framework’s successor, the US-EU Privacy Shield, while adopted, has been criticized and challenged by multiple privacy advocacy groups. Furthermore, federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy. Industry organizations also regularly adopt and advocate for new standards in this area. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including but not limited to, the European General Data Protection Regulation, which imposes additional obligations and risks upon our business. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually applies to us.

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

In May 2018, we entered into a credit agreement under which we incurred $50 million of indebtedness to refinance indebtedness that we incurred in January 2017 to fund the cash portion of our Revitas acquisition, and established a revolving credit facility of $5.0 million. This term loan is secured by substantially all of our assets and matures in May 2023. We also issued two promissory notes for an aggregate of $10 million in January 2017 to the sellers of Revitas. The incurrence of significant indebtedness could have adverse consequences, including the following:

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

We must repay the $50 million term loan in quarterly installments of $250,000 each from September 30, 2018 through June 30, 2019, $625,000 each from September 30, 2019 through June 30, 2020, and $937,500 each from September 30, 2020 through March 31, 2023, and must repay the remaining principal amount at maturity in May 2023. Additionally, our promissory notes to the sellers of Revitas will mature in July 2018 and January 2020. Our ability to generate cash to repay our indebtedness is subject to the performance of our business, as well as general economic, financial, competitive and other factors that are beyond our control. If our business does not generate sufficient cash flow from operating activities or if future borrowings are not available to us in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition and ability to expand our business may be adversely affected.

The term loans bear interest at a variable rate of either a base rate plus a margin ranging from 2.0% to 3.5%, or LIBOR plus a margin ranging from 3.0% to 4.5%, which exposes us to interest rate risk. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense even though the amount borrowed remained the same.

Additionally, the credit agreement governing our term loans with Wells Fargo contains various restrictive covenants, including  maintaining consolidated liquidity (cash in the United States plus revolving credit line availability) of at $15.0 million, minimum levels of maintenance and subscription fee revenue and, if liquidity is less than $30 million for 90 consecutive days, leverage ratio not greater than 3.50 to 1.00. The Credit Agreement also requires the Company and Guarantors to maintain certain non-financial covenants, including covenants  restricting our ability to dispose of assets, changing our organizational documents, merging with or acquiring other entities, incurring other indebtedness and making investments. Our ability to comply with some of these restrictive covenants can be affected by events beyond our control, and we may be unable to do so. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under our financing agreement to be immediately due and payable. If we are unable to repay that amount, our lenders could seize our assets securing the loans and our financial condition could be adversely affected.

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

Our solutions are currently designed primarily for customers in certain verticals of the life sciences and technology industries and potentially into other industries. Our ability to attract new customers and increase our revenues depends in part on our ability to enter into new industries and verticals. Developing and marketing new solutions to serve other industries and verticals will require us to devote substantial additional resources in advance of consummating new sales or realizing additional revenues. Our ability to leverage the expertise we have developed in the life sciences and technology industries into new industries is unproven and it is likely that we will be required to hire additional personnel, partner with additional third parties and incur considerable research and development expense in order to gain and develop additional expertise for new industries where we lack experience and expertise.

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

If we or our solutions fail to perform properly, our reputation and customer relationships could be harmed, our market share could decline and we could be subject to liability claims.

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

We may require additional financing in the future to operate or expand our business, acquire assets or repay or refinance our existing debt. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. Additionally, under our Credit Agreement, we are restricted from incurring additional debt, subject to certain exceptions. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock or preferred stock, and our stockholders may experience dilution.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (Code), and similar state law provisions, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) to offset future taxable income. If our existing NOLs are subject to limitations arising from ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, also could result in an ownership change under Section 382 of the Code. There is also a risk that our NOLs could expire, or otherwise be unavailable to offset future income tax liabilities due to changes in the law, including regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we attain profitability. For example, certain of our NOLs started expiring in 2016.

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

Our restated certificate of incorporation and restated bylaws contain provisions that could delay or prevent a change in control of us. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	providing for a classified board of directors with staggered, three-year terms;
•	authorizing the board of directors to issue, without stockholder approval, preferred stock with rights senior to those of our common stock;
•	providing that vacancies on our board of directors be filled by appointment by the board of directors;
•	prohibiting stockholder action by written consent;
•	requiring that certain litigation must be brought in Delaware;
•	limiting the persons who may call special meetings of stockholders; and
•	requiring advance notification of stockholder nominations and proposals.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

10.1	Transition agreement dated May 7, 2018 and Amendment 1 dated June 29, 2018 by and between Registrant and Zack Rinat.

10.2	Employment agreement dated May 7, 2018 by and between Registrant and Jason Blessing.
10.3	Credit Agreement by and between Wells Fargo Bank, National Association and Registrant dated May 4, 2018.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 8, 2018

MODEL N INC.

By:	/s/ David Barter
David Barter
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)