Form 10-K
period 2018-09-30
MODEL N, INC.
filed 2018-11-16
CIK 1118417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.00015 Per Share; Common stock traded on the New York Stock Exchange stock market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange Stock Market on March 31, 2018, was approximately $471 million.
The number of shares of Registrant’s Common Stock outstanding as of November 2, 2018 was 31,447,507. Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on February 15, 2019, are incorporated by reference into Part III of this Report.

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

Overview
Model N is a leader in Revenue Management solutions. Our solutions transform the revenue lifecycle from a series of disjointed operations into a strategic end-to-end process. With deep industry expertise, we support the complex business needs of the world’s leading brands in life sciences and technology across more than 120 countries, including Pfizer, AstraZeneca, Sanofi, Gilead, Abbott, Stryker, AMD, Micron, Seagate, STMicroelectronics, NXP, Sesotec, and Southern States.
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
Our expertise in cloud-based revenue management solutions and knowledge of the life sciences and technology industries has enabled us to develop software designed to meet the unique, strategic needs of these industries, such as managed care and government pricing for life sciences companies and channel incentives for technology companies. Model N Revenue Cloud transforms the revenue lifecycle into a strategic, end-to-end process aligned across the enterprise. Our industry specific solution suites – Revenue Cloud for Pharma, Revenue Cloud for Med Tech, Revenue Cloud for Semiconductors and High Tech Manufacturing – offer a range of solutions from individual products to complete product suites. Deployments may vary from specific divisions or territories to enterprise-wide implementations.
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
Management of the revenue lifecycle is a strategic imperative and source of competitive advantage for life sciences and technology companies as they address increasingly globalized markets, sophisticated buyers, complex channels and expanding volumes of data from internal and market sources. Emerging business models like outcome based pricing, service bundles, further complicate the revenue management processes, which increases the need for effective solution.
Several trends specific to these industries further complicate revenue management.
Life sciences:

•	the emergence of large group purchasing, managed care organizations and integrated healthcare delivery networks drive increased pricing pressure, contract volume and complexity;

•	increased customer and channel incentives and rebates result in the increased risk of extending unearned discounts and the overpayment of rebates;

•	shift of purchasing influence from physicians to economic buyers makes price and commercial terms key decision making factors;

•	increased spending on healthcare by governments instead of commercial entities adds further regulatory oversight to transactions; and

•	increased scope of government mandates, frequency of regulatory reporting and audits, and fines, all of which increase administrative burden and monitoring costs.
Technology:

•	shortened product lifecycles drive rapid pricing changes and require quick responses to quotes and competitive bidding;

•	increased number of core technology products sold into different end markets with segment-specific pricing;

•	cyclicality and rising R&D costs contributing to a focus on maximizing sell time, margins and revenues;

•	increased complexity of multi-tiered global distribution channels which intensify channel conflict and price erosion;

•	changing financial reporting requirements due to channel complexity; and

•	increased use of off-invoice discounting to offset upfront discounts and mask end-customer pricing result in a lack of price transparency that can erode gross margins.
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

Products
We provide solutions that span the organizational and operational boundaries of functions such as sales, marketing and finance, and serve as a system of record for key revenue management processes including pricing, contracts, rebates, incentives, channel management, and regulatory compliance. Our solutions are purpose-built for the life sciences and technology industries and are designed to work with enterprise resource planning (ERP) and customer relationship management (CRM)  applications that do not typically provide revenue management capabilities. Our solutions enable real-time pricing, contract management, vertical sales management (such as for the semiconductor industry), and channel incentives management, including rebates, incentives and regulatory compliance. Our Revenue Cloud suites are comprised of multiple applications, which are integrated to work together but which may be deployed individually. For example, when deployed as an interconnected suite, our solutions allow prices that are set up in the price management process to flow into the quoting process. Similarly, closed deals are captured in contract management and can be synchronized with ERP systems and into regulatory reporting as required by government agencies. Our solutions provide critical data that is typically not available in either CRM or ERP systems, such as prices, quotes, contracts, incentives and rebate claims. Our solutions can also provide customers predictive revenue insight optimization of sales and marketing investments and offers, as well as customer profitability intelligence.

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

•	Provider Management. Reduces the risk of non-compliance with regulatory requirements throughout the institutional contracting process.

•	Payer Management. Reduces the risk of non-compliance with regulatory requirements throughout the pharmacy benefit manager and payer contracting process.

•	Pricing Intelligence. Helps customers to quickly identify margin and revenue issues, and disaggregate their data to identify root causes.

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

Revenue Cloud for Semiconductors and High Tech Manufacturing- These Revenue Clouds enable customers to modernize their sales processes by adopting a strategic approach to manage the revenue lifecycle by planned revenue.

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

•	Market Development Fund Management. This subscription allows companies to streamline their MDF process and reduce revenue leakage by increasing partner participation.

•	Sales Conductor. This subscription extends Salesforce Sales Cloud with purpose-built capabilities for the semiconductor and electronic component industries.

•	Rebates Management. This subscription centralizes control of rebate programs to reduce upfront discounts and effective management of all rebate programs.

•	Channel Data Management. This subscription automates the process of collection, cleansing, validation and standardization of channel partner data, such as POS, inventory, and claims.

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

Technology
Our Revenue Cloud solution is architected in layers. The first layer is composed of end-user operational and analysis solutions. The middle layer is comprised of supporting services and business engines. The lowest layer is comprised of a unified technology platform used to construct and support all modules in higher layers. The platform also provides access to the normalized operational database where the transactional revenue management data used by the operational solutions are stored. It also provides access and facilitates the synchronization with the de-normalized analytics database where the revenue management data used by the analytics solutions are stored.
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
Our technology platform has allowed us to quickly develop new solutions, features and functionalities. We believe the platform is configured to meet the needs of broad horizontal markets as well as specific vertical markets and, within each instance, to meet the specific needs of each of our customers. The flexibility of the technology platform has also allowed us to add mobile device support and deploy cloud-based solutions in a rapid and efficient manner, and we believe it will enable us to continue to add new capabilities in the future.
Our technology is designed specifically to handle the complex calculations and massive data sets associated with revenue management processes typical in the life sciences and technology industries. With the expansion of global deployments, scalability has also been a key requirement of our customers and has been a focus for us across all of the layers of our application suites.
Our solutions have been designed to ensure high reliability, strong security and the technology platform includes a comprehensive set of built-in features and management tools to allow optimal and continuous operation. The Revenue Cloud for Pharma, Revenue Cloud for Med Tech, Revenue Cloud for Semiconductors and High Tech Manufacturing suites are only offered to our customers through the cloud. We operate a reliable architecture designed to reduce the risk associated with infrastructure outages, improve system scalability and security, and allow for flexibility in deployment. The environment for our cloud-based solutions is designed to be secure and provide high availability with disaster recovery capabilities.
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

•
Managed services. We offer managed services for customers using our solutions either on-premise through a legacy contract or in the cloud, which include systems administration and infrastructure management, application support, custom feature support and education services, including process, application and end-user training.

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

Customers
As of September 30, 2018, we had 154 direct customers which includes two channel partners. These channel partners use our cloud-based software to serve over 20 end customers in life sciences. We often sell to multiple divisions within our customers’ organizations, which have the ability to independently purchase solutions and services directly; however, we treat multiple divisions as a single customer to the extent they are part of a consolidated corporation. For the fiscal year ended September 30, 2018, revenues from our life sciences and technology customers accounted for approximately 83% and 17% of our total revenues, respectively. Our customers range in size from the largest multi-national corporations to smaller, emerging companies. Our customers represent a range of sub-verticals within the larger life sciences and technology industries, including biotechnology, pharmaceutical, medical device, generics, semiconductor, electronic component, consumer electronics and software. During the fiscal years ended September 30, 2018 and 2017, one customer, Johnson & Johnson, accounted for approximately 15% and 11% of our total revenues, respectively. However, during the fiscal year ended September 30, 2018 and 2017, no customer represented more than 10% of our subscription revenues. During the fiscal year ended September 30, 2016, no customer accounted for more than 10% of our total revenues.
We pursue close, long-term relationships with our customers because we believe strong customer relationships are the key to our success. Many of these relationships date back to our original on-premise, perpetual license business model. Customers maintaining on-premise implementations under legacy perpetual license contracts may purchase, at their discretion, maintenance and support services and in some cases managed services on an annual basis. For the last several years, we have been transitioning our business model to software as a service. New customers as well as customers who originally purchased a perpetual license now enter into a software as a service agreement that provides for a subscription to our solutions as well as implementation services.
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
As of September 30, 2018, our research and development team consisted of 232 full-time employees globally.

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

Intellectual Property
We rely upon a combination of copyright, trade secret, trademark and, to a lesser extent, patent laws, and we also rely on contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. As of September 30, 2018, we had ten patent applications pending and five issued patents expiring between 2023 and 2034. We have a number of registered and unregistered trademarks. We maintain a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and to control access to our software, documentation and other proprietary information. We also believe that factors resulting from our length of presence in the market and significant research and development investments, such as our deep expertise in life sciences and technology revenue management practices, the ability of our solutions to handle the complexities of revenue management processes, the technological and creative skills of our personnel, the creation of new features and functionality and frequent enhancements to our solutions are essential to establishing and maintaining our technology leadership position.
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

Employees
As of September 30, 2018, we employed 782 people, including 400 in services and customer support, 232 in research and development, 86 in sales and marketing and 64 in a general and administrative capacity. As of such date, we had 411 employees in the United States and 371 employees in international locations. We also engage temporary employees and consultants. None of our employees are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.
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
Available Information
We file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (Exchange Act). We also make available, free of charge on the investor relations portion of our website at investor.modeln.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can also view these reports on the SEC's website at http://www.sec.gov/ where you can obtain most of our SEC filings. You can also obtain paper copies of these reports, without charge, by contacting Investor Relations at (650) 610-4600.

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
We have incurred net losses of $28.2 million and $39.5 million for the fiscal years ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $203.5 million. Our expenses may increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology industry. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset  increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.
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
Our success depends on the expertise, efficacy and continued services of our executive officers, who are geographically dispersed. We have in the past and may in the future continue to experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business. For example, in May, 2018, Jason Blessing assumed the role of Chief Executive Officer and Zack Rinat, our interim Chief Executive Officer resigned from his position as Chief Executive Officer and Chairman of the Board. We anticipate that we will experience a transitional period as Mr. Blessing becomes fully integrated into his new role, and such transition may have a disruptive impact on our ability to implement our business strategy and could have a material adverse effect on our business. Any changes in business strategies can create uncertainty, may negatively impact our ability to execute our business strategy quickly and effectively and may ultimately be unsuccessful. The impact of hiring new executives may not be immediately realized. We are also substantially dependent on the continued service of our existing development and services personnel because of their familiarity with the inherent complexities of our solutions.
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
We must improve our sales execution in order to, among other things, increase the number of our sales opportunities and grow our revenue. We must improve the market awareness of our solutions and expand our relationships with our channel partners in order to increase our revenues. Further, we believe that we must continue to develop our relationships with new and existing customers and partners, and create additional sales opportunities to effectively and efficiently extend our geographic reach and market penetration. Our efforts to improve our sales execution could result in a material increase in our sales and marketing expense and general and administrative expense, and there can be no assurance that such efforts will be successful. We have experienced challenges in sales execution in the past, and if we are unable to significantly improve our sales execution, increase the awareness of our solutions, create additional sales opportunities, expand our relationships with channel partners, leverage our relationship with strategic partners, such as Cumberland and High Point, or effectively manage the costs associated with these efforts, our operating results and financial condition could be materially and adversely affected.
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
A substantial portion of our total revenues in any given period may come from a relatively small number of customers. As of September 30, 2018, we had 154 customers. Although our largest customers typically change from period to period, for the fiscal year ended September 30, 2018, our 15 largest customers accounted for more than 57% of our total revenues, and one customer, Johnson & Johnson, accounted for approximately 15% of our total revenues in fiscal year 2018. However, during the fiscal year ended September 30, 2018, no customer represented more than 10% of our subscription revenues. We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our total revenues for the foreseeable future. The loss of any of our significant customers or groups of customers for any reason, or a change of relationship with any of our key customers may cause a significant decrease in our total revenues.
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
SaaS and maintenance revenues primarily include subscription and related implementation fees from customers accessing our cloud-based solutions and revenues associated with maintenance agreements from license customers. We recognize a majority of our SaaS and maintenance revenues over the term of our customer agreements, which are typically one year or longer in some cases. As a result, most of our quarterly SaaS and maintenance revenues result from agreements entered into during previous quarters. Consequently, a shortfall in sales of our cloud-based solutions or renewal of maintenance and support agreements in any quarter may not significantly reduce our SaaS and maintenance revenues for that quarter but would negatively affect SaaS and maintenance revenues in future quarters. Accordingly, the effect of significant downturns in sales of our cloud-based solutions or renewals of our maintenance and support agreements may not be fully reflected in our results of operations until future periods. We may be unable to adjust our cost structure to compensate for this potential shortfall in SaaS and maintenance revenues. Our revenue recognition model for our cloud-based solutions and maintenance and support agreements also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as a significant amount of our revenues are recognized over the applicable agreement term. As a result, changes in the volume of sales of our cloud-based solutions or the renewals of our maintenance and support agreements in a particular period would not be fully reflected in our revenues until future periods.
Our indebtedness could adversely affect our business and limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy our debt service obligations.
In May 2018, we entered into a credit agreement with Wells Fargo under which we incurred $50 million of indebtedness to refinance indebtedness that we incurred in January 2017 to fund the cash portion of our Revitas acquisition, and established a revolving credit facility of $5.0 million. This term loan is secured by substantially all of our assets and matures in May 2023. We also issued two promissory notes for an aggregate of $10 million in January 2017 to the sellers of Revitas, one of which was repaid in full in May 2018. The incurrence of significant indebtedness could have adverse consequences, including the following:

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

We must repay the $50 million term loan in quarterly installments of $250,000 each from September 30, 2018 through June 30, 2019, $625,000 each from September 30, 2019 through June 30, 2020, and $937,500 each from September 30, 2020 through March 31, 2023, and must repay the remaining principal amount at maturity in May 2023. Additionally, our remaining promissory note to the sellers of Revitas will mature in January 2020. Our ability to generate cash to repay our indebtedness is subject to the performance of our business, as well as general economic, financial, competitive and other factors that are beyond our control. If our business does not generate sufficient cash flow from operating activities or if future borrowings are not available to us in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition and ability to expand our business may be adversely affected.
The term loan bear interest at a variable rate of either a base rate plus a margin ranging from 2.0% to 3.5%, or LIBOR plus a margin ranging from 3.0% to 4.5%, which exposes us to interest rate risk. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense even though the amount borrowed remained the same.
Additionally, the credit agreement governing our term loans with Wells Fargo contains various restrictive covenants, including  maintaining consolidated liquidity (cash in the United States plus revolving credit line availability) of at least $15.0 million, minimum levels of maintenance and subscription fee revenue and, if liquidity is less than $30 million for 90 consecutive days, a leverage ratio not greater than 3.50 to 1.00. The credit agreement also requires us and our guarantors to maintain certain non-financial covenants, including covenants  restricting our ability to dispose of assets, changing our organizational documents, merging with or acquiring other entities, incurring other indebtedness and making investments. Our ability to comply with some of these restrictive covenants can be affected by events beyond our control, and we may be unable to do so. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under our financing agreement to be immediately due and payable. If we are unable to repay that amount, our lenders could seize our assets securing the loans and our financial condition could be adversely affected.
We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.
We have been in the past and may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs.  Significant litigation costs could impact our ability to comply with certain financial covenants under our credit agreement. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Regardless of the outcome, litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.
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
Our future growth depends, in large part, upon continued sales to companies in the life sciences industry. Demand for our solutions could be affected by factors that adversely affect demand for the underlying life sciences products and services that are purchased and sold pursuant to contracts managed through our solutions. The life sciences industry is affected by certain factors, including the emergence of large group purchasing and managed care organizations and integrated healthcare delivery networks, increased customer and channel incentives and rebates, the shift of purchasing influence from physicians to economic buyers, increased spending on healthcare by governments instead of commercial entities and increased scope of government mandates, frequency of regulatory reporting and audits, and fines. Accordingly, our future operating results could be materially and adversely affected as a result of factors that affect the life sciences industry generally.

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
Any failure to offer high-quality customer support cloud platform services may adversely affect our relationships with our customers and harm our financial results.
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
Our customers and third-party partners may need training in the proper use of and the variety of benefits that can be derived from our solutions to maximize their potential. We have implemented the Model N Align Program, which gives our customers full access to expert knowledge through a portal for easy and fast access to information, experienced customer success managers and defined customer success plans, in order to help our customers maximize the value of our solutions. However, our customers may choose not to use such programs or may not use such programs efficiently or effectively and as a result may become dissatisfied with our solutions. If our solutions are not implemented or used correctly or as intended, inadequate performance may result. Since our customers rely on our solutions and customer support to manage key areas of their businesses, the incorrect or improper implementation or use of our solutions, our failure to train customers on how to efficiently and effectively use our solutions or our failure to provide services to our customers, may result in negative publicity, failure of customers to renew their SaaS maintenance agreements or subscriptions or potentially make legal claims against us. Also, as we continue to expand our customer base, any failure by us to properly provide these services will likely result in lost opportunities for follow-on sales of our solutions.
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
We have significant international operations, including in emerging markets such as India, and we are continuing to expand our international operations as part of our growth strategy. As of September 30, 2018, approximately 47% of our total employees were located in India, where we conduct a portion of our development activities, implementation services and support services. Our current international operations and our plans to expand our international operations have placed, and will continue to place, a strain on our employees, management systems and other resources.
Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks and competition that are different from those in the United States. Because of our limited experience with international operations, we cannot assure you that our international expansion efforts will be successful or that returns on such investments will be achieved in the future. In addition, our international operations may fail to succeed due to other risks inherent in operating businesses internationally, including:

•	our lack of familiarity with commercial and social norms and customs in countries which may adversely affect our ability to recruit, retain and manage employees in these countries;

•	difficulties and costs associated with staffing and managing foreign operations;

•	the potential diversion of management’s attention to oversee and direct operations that are geographically distant from our U.S. headquarters;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

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
Changes to government regulations may reduce the size of the market for our solutions, harm demand for our solutions, force us to update our solutions or implement changes in our services and increase our costs of doing business.
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
Customers may require our solutions to comply with certain security or other certifications and standards, which are promulgated by governmental authorities or other standards-setting bodies. The requirements necessary to comply with these certifications and standards are complex and often change significantly. If our solutions are late in achieving or fail to achieve compliance with these certifications and standards, including when they are revised or otherwise change, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our solutions to such customers, or at a competitive disadvantage, which would harm our business, operating results and financial condition.
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
Generally accepted accounting principles in the United States (U.S. GAAP) is subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We will be required to implement this guidance in the first quarter of our fiscal year 2019. Any difficulties in implementing this guidance could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Additionally, the implementation of this guidance or a change in other principles or interpretations could have a significant effect on our financial results, and could affect the reporting of transactions completed before the announcement of a change. Furthermore, we will be adopting Topic 606 through the modified retrospective method. This will impact the comparability of our financial results which might lead investors to draw incorrect conclusions which could harm investor interest in holding or purchasing our equity.

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
As a public company, we incur significant legal, accounting and other expenses. For example, we are required to comply with the requirements of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) and the Dodd Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the Securities and Exchange Commission (SEC) and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements  results in legal and financial compliance costs and make some activities more time consuming.
Additionally, as of September 30, 2018, we were no longer an "emerging growth company" and are now required to comply with additional disclosure and reporting requirements, including an attestation report on internal control over financial reporting as of September 30, 2018 issued by our independent registered public accounting firm. We are also required to include additional information regarding executive compensation in our 2019 proxy statement and hold a nonbinding advisory vote on executive compensation at our 2019 annual meeting of stockholders. These additional reporting requirements may increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to these public company requirements.
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (Exchange Act), the Sarbanes-Oxley Act and the rules and regulations of the applicable listing exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we file with the SEC under Section 404 of the Sarbanes-Oxley Act. For example, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

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
These and other provisions in our restated certificate of incorporation and our restated bylaws and under the Delaware General Corporation Law could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.
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

We have additional U.S. offices in Colorado, Illinois, Maine, Massachusetts and New Jersey. We also have international office locations in India and Switzerland. We believe our facilities are adequate for our current needs and for the foreseeable future; however, we will continue to seek additional space as needed. See Note 8 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Payment Obligations” for information regarding our lease obligations.

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
Stockholders
As of November 2, 2018, there were 54 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.
Securities Authorized for Issuance under Equity Compensation Plans
The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2019 (Proxy Statement). See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.
This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer Index. The chart assumes $100 was invested at the close of market on September 30, 2013, in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends.

	9/30/2014	9/30/2015	9/30/2016	9/30/2017	9/30/2018
Model N	$99.60	$101.11	$112.22	$151.01	$160.10
NASDAQ Composite Index	$119.14	$122.50	$140.85	$172.24	$213.35
NASDAQ Computer Index	$131.47	$131.82	$161.25	$208.61	$267.67

ITEM 6.    Selected Consolidated Financial Data
The consolidated statement of operations data for the fiscal years ended September 30, 2018, 2017 and 2016 and the selected consolidated balance sheet data as of September 30, 2018 and 2017 are derived from our audited consolidated financial statements included in this Form 10-K. The consolidated statement of operations data for fiscal years ended September 30, 2015 and 2014, and the selected consolidated balance sheet data as of September 30, 2016, 2015 and 2014 are derived from audited consolidated financial statements that are not included in the Form 10-K. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

	Fiscal Years Ended September 30,
	2018	2017(1)	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
SaaS and maintenance	$135,927	$108,055	$86,392	$57,596	$46,423
License and implementation	18,705	23,114	20,579	36,172	35,333
Total revenues	154,632	131,169	106,971	93,768	81,756
Cost of Revenues:
SaaS and maintenance	53,903	46,872	40,717	26,014	21,092
License and implementation	11,431	14,224	12,976	15,555	16,652
Total cost of revenues	65,334	61,096	53,693	41,569	37,744
Gross profit	89,298	70,073	53,278	52,199	44,012
Operating Expenses:
Research and development	32,416	31,064	23,706	17,906	18,710
Sales and marketing	35,482	41,339	32,261	30,300	25,998
General and administrative	42,178	36,281	30,051	23,132	19,671
Restructuring	—	—	—	—	26
Total operating expenses	110,076	108,684	86,018	71,338	64,405
(Loss) income from operations	(20,778)	(38,611)	(32,740)	(19,139)	(20,393)
Interest (income) expense, net	8,178	4,159	(50)	(6)	(12)
Other (income) expenses, net	(722)	62	86	(22)	116
Loss before income taxes	(28,234)	(42,832)	(32,776)	(19,111)	(20,497)
(Benefit) provision for income taxes	(27)	(3,285)	335	528	384
Net loss	$(28,207)	$(39,547)	$(33,111)	$(19,639)	$(20,881)
Net loss per share attributable to common stockholders (2):
Basic and diluted	$(0.93)	$(1.38)	$(1.21)	$(0.76)	$(0.86)
Weighted average number of shares used in computing net loss per share attributable to common stockholders (2):
Basic and diluted	30,370	28,649	27,379	26,015	24,399

Other Financial Data:
Adjusted EBITDA (3)	$11,472	$(8,269)	$(12,571)	$(3,332)	N/A

(1)	On January 5, 2017, we completed the Revitas acquisition. See Note 3 to our consolidated financial statements for more information.

(2)	See Note 11 to our consolidated financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

(3)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measure” in Item 7 for more information and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States.

	As of September 30,
	2018	2017(1)	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$56,704	$57,558	$66,149	$91,019	$101,006
Working capital	16,455	10,172	48,588	74,814	82,370
Total assets	166,153	171,936	112,967	121,970	129,131
Loan obligations, current and long-term	53,704	57,205	—	—	—
Total liabilities	126,119	130,675	46,765	38,908	40,167
Total stockholders' equity	40,034	41,261	66,202	83,062	88,964

(1)	On January 5, 2017, we completed the Revitas acquisition. See Note 3 to our consolidated financial statements for more information.

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
Overview
We are a leader in Revenue Management solutions for life sciences and technology companies. Our solutions enable customers to transform the revenue lifecycle from a series of disjointed operations into a strategic end-to-end process.  With deep industry expertise, we support the complex business needs of the world’s leading brands in life sciences and technology across tens of thousands of users in more than 120 countries.
Our industry specific clouds offer a range of solutions from individual products to complete suites and deployments may vary from specific divisions or territories to enterprise-wide implementations.
We derive revenues primarily from the sale of subscriptions to our Revenue Cloud solutions and implementation services, as well as maintenance and support and managed support services for our legacy on premise customers. We price our cloud solutions based on a number of factors, including revenues under management and number of users. We also derive revenues from selling professional services related to past sales of perpetual licenses. Maintenance and support revenues are recognized ratably over the support period, which is typically one year. SaaS revenues for cloud-based solutions are derived from subscription fees from customers accessing our cloud-based solutions, as well as from associated professional services related to the implementation and set up. The actual timing of revenue recognition may vary based on our customers’ implementation requirements and availability of our services personnel.
We market and sell our solutions to customers in the life sciences and technology industries. While we have historically generated the substantial majority of our revenues from companies in the life sciences industry, we have also grown our base of technology customers. Our most significant customers in any given period generally vary from period to period due to the timing in the delivery of our professional services and related revenue recognition. During the fiscal years ended September 30, 2018 and 2017, one customer, Johnson & Johnson, accounted for approximately 15% and 11% of our total revenues. However, during the fiscal year ended September 30, 2018 and 2017, no customer represented more than 10% of our subscription revenues. No customer accounted for more than 10% of total revenues during the fiscal year ended September 30, 2016. For the fiscal year ended September 30, 2018, approximately 12% of our total revenues were derived from customers located outside the United States.
For the fiscal years ended September 30, 2018, 2017 and 2016, our total revenues were $154.6 million, $131.2 million and $107.0 million, respectively, representing a year-over-year increase of approximately 18% from 2017 to 2018 and year-over-over increase of approximately 23% from 2016 to 2017. Revenues increased in the 2018 fiscal year primarily due to improvement in sales execution and the full year effect of acquisition of Revitas.

Significant Transactions

On May 4, 2018, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association. The Credit Agreement provides for a term loan in the amount of $50.0 million and an additional revolving line of credit up to an aggregate amount of $5.0 million.  The loans will bear interest, at a rate of: (i) when we have a leverage ratio of more than 3.5:1.0, either the Base Rate plus 3.50% or the LIBOR Rate plus 4.50%, as selected by us; (ii) when we have a leverage ratio between 2.0:1.0 and 3.5:1.0, either the Base Rate plus 2.50% or the LIBOR Rate plus 3.50%; or (iii) when we have a leverage ratio of less than 2.0:1.0, either the Base Rate plus 2.00% or the LIBOR Rate plus 3.00%. In conjunction with this refinancing, we repaid in full the existing term loan related to Revitas acquisition under a financing agreement, dated January 5, 2017.

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
SaaS and Maintenance
SaaS and maintenance revenues primarily include SaaS subscription fees and related implementation services from customers setting up and implementing our cloud-based solutions. Also included in SaaS and maintenance revenues are revenues related to maintenance and support, managed support services, training and customer-reimbursed expenses. The SaaS model is the primary way we sell to our customers in our vertical markets. Accordingly, we expect that subscription related revenues for the fiscal year 2019 will be higher both in absolute dollars and as a percentage of total revenues, as we continue to acquire new SaaS customers and expand our SaaS offerings within our existing customers base.
License and Implementation
License and implementation revenues are generated from the sale of software licenses for our on-premise solutions and related implementation and professional services. We no longer sell perpetual licenses and have not recorded any license revenue in fiscal year 2018. We expect our associated implementation revenues for the fiscal year 2019 to be lower both in absolute dollars and as a percentage of total revenue from those recorded in the fiscal year ended on September 30, 2018, as we are only helping customers implement perpetual licenses purchased in prior fiscal years.
Deferred revenue on our consolidated balance sheet does not represent the total contract value of annual or multi-year, noncancelable subscription agreements. Backlog represents expected future billings which are contractually committed under our existing subscription agreements that have not been invoiced. Backlog was approximately $25.7 million, $37.4 million and $16.0 as of September 30, 2018, 2017 and 2016, respectively. The decrease in our backlog was primarily attributable to our efforts and the contractual rights associated with transitioning customers to cloud based solutions. Out of backlog as of September 30, 2018, 2017 and 2016, approximately $13.2 million, $20.2 million and $6.3 million was long-term backlog and $12.5 million, $17.2 million and $9.7 million was short-term backlog, respectively. We expect that the amount of backlog may change from year-to-year for several reasons, including billing cycles, timing of customer renewals, remaining duration of arrangement, and the timing of when unbilled deferred revenue is to be recognized as revenues. For multi-year subscription agreements, the associated backlog is typically high at the beginning of the contract period, zero immediately prior to expiration and increases if the agreement is renewed. Low backlog attributable to a particular subscription agreement is typically associated with an impending renewal and is not an indicator of the likelihood of renewal or future revenue of that customer. Accordingly, we expect that the amount of backlog may change from year to year depending in part upon the number of subscription agreements in particular stages in their renewal cycle. Such fluctuations are not reliable indicators of future revenues.
Cost of Revenues
Our total cost of revenues is comprised of the following:
SaaS and Maintenance
Cost of SaaS and maintenance revenues includes costs related to our cloud operations, the implementation of our cloud-based solutions, maintenance and support for our on-premise solutions and managed support services for our on premise solutions, training and customer reimbursed expenses. Cost of SaaS and maintenance revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation, royalties, facility expense, amortization of capitalized software and acquired technologies, depreciation related to server equipment, reimbursable expenses, third-party contractors and cloud hosting costs. We believe that cost of SaaS and maintenance revenues will continue to increase in absolute dollars as we continue to sell more cloud-based products and subscriptions.
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
Research and Development
Our research and development expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation and third-party contractors and travel-related expenses. Our software development costs are generally expensed as incurred. In the past, we capitalized development costs in connection with the development of new cloud-based application. As of September 30, 2018, the net book value of capitalized software development costs was $0.7 million. We expect our research and development expenses to be marginally lower in fiscal year 2019 from those recorded in fiscal year 2018.
Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related costs including salary, bonus, commissions, stock-based compensation, amortization of intangibles, travel-related expenses and marketing programs. We recognize sales commission expense upon the booking of a contract, while we recognize revenue over the period services were provided. We expect our sales and marketing expenses to be flat to marginally lower in fiscal year 2019 from those recorded in fiscal year 2018.
General and Administrative
Our general and administrative expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation, audit and legal fees as well as third-party contractors, facilities , costs associated with corporate transactions and travel-related expenses. We expect our general and administrative expense to be substantively lower in fiscal year 2019 from those recorded in fiscal year 2018. It primarily related to the stock issued in connection with our former Chief Executive Officer’s departure in fiscal year 2018.

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Years Ended September 30,
	2018	2017	2016
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
SaaS and maintenance	$135,927	$108,055	$86,392
License and implementation	18,705	23,114	20,579
Total revenues	154,632	131,169	106,971
Cost of Revenues:
SaaS and maintenance	53,903	46,872	40,717
License and implementation	11,431	14,224	12,976
Total cost of revenues	65,334	61,096	53,693
Gross profit	89,298	70,073	53,278
Operating Expenses:
Research and development	32,416	31,064	23,706
Sales and marketing	35,482	41,339	32,261
General and administrative	42,178	36,281	30,051
Total operating expenses	110,076	108,684	86,018
Loss from operations	(20,778)	(38,611)	(32,740)
Interest (expense) income, net	8,178	4,159	(50)
Other (income) expenses, net	(722)	62	86
Loss before income taxes	(28,234)	(42,832)	(32,776)
(Benefit) provision for income taxes	(27)	(3,285)	335
Net loss	$(28,207)	$(39,547)	$(33,111)

Comparison of the Fiscal Years Ended September 30, 2018 and 2017
Revenues

	Fiscal Years Ended September 30,
	2018		2017
		% of		% of
		Total		Total	Change
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
SaaS and maintenance	$135,927	88%	$108,055	82%	$27,872	26%
License and implementation	18,705	12	23,114	18	(4,409)	(19)
Total revenues	$154,632	100%	$131,169	100%	$23,463	18%
SaaS and Maintenance
SaaS and maintenance revenues increased $27.9 million, or 26%, to $135.9 million for the fiscal year ended September 30, 2018 from $108.1 million for the fiscal year ended September 30, 2017. The increase in our SaaS and maintenance revenues included a $20.5 million increase in our SaaS offering revenues, a $6.0 million increase in our maintenance and support and managed support services revenues, and $1.4 million in our training and customer reimbursable expense. The increase in these revenues was partially due to the revenue attributable from the acquisition of Revitas in the second quarter of fiscal year 2017. We intend to focus on growing our recurring revenue from SaaS offering in future periods and also as a percentage of total revenues.
License and Implementation
License and implementation revenues decreased $4.4 million, or 19%, to $18.7 million for the fiscal year ended September 30, 2018 from $23.1 million for the fiscal year ended September 30, 2017. As a percentage of total revenues, license and implementation revenue decreased from 18% to 12%. The decrease in these revenues in absolute dollars and as a percentage of total revenues was primarily due to fewer sales of software licenses for our on-premise solutions and related implementation services as our business model has shifted to cloud-based solutions and no longer sell perpetual licenses.
Cost of Revenues

	Fiscal Years Ended September 30,
	2018		2017
		% of		% of	Change
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
SaaS and maintenance	$53,903	40%	$46,872	43%	$7,031	15%
License and implementation	11,431	61	14,224	62	(2,793)	(20)
Total cost of revenues	$65,334	42%	$61,096	47%	4,238	7%
Gross profit
SaaS and maintenance	$82,024	60%	$61,183	57%	$20,841	34%
License and implementation	7,274	39	8,890	38	(1,616)	(18)
Total gross profit	$89,298	58%	$70,073	53%	$19,225	27%
SaaS and Maintenance
Cost of SaaS and maintenance revenues increased $7.0 million, or 15%, to $53.9 million during the fiscal year ended September 30, 2018 from $46.9 million for the fiscal year ended September 30, 2017. As a percentage of SaaS and maintenance revenues, cost of SaaS and maintenance revenues decreased from 43% to 40% in fiscal year 2018,  as we continued to improve gross margins due to increased efficiencies in our business, full year effect of the synergies related to our acquisition of Revitas in the second quarter of fiscal year 2017, and as we optimized our cloud platform.

License and Implementation
Cost of license and implementation revenues decreased $2.8 million, or 20%, to $11.4 million during the fiscal year ended September 30, 2018 from $14.2 million for the fiscal year ended September 30, 2017. As a percentage of revenue, cost of license and implementation revenues decreased to 61% in fiscal year 2018 from 62% in fiscal year 2017. The decrease in these costs as a percentage of total revenues was primarily due to an increase of professional services with higher profit margins in the overall mix of sales associated with license and implementation.

	Fiscal Years Ended September 30,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$32,416	$31,064	$1,352	4%
Sales and marketing	35,482	41,339	(5,857)	(14)
General and administrative	42,178	36,281	5,897	16
Total operating expenses	$110,076	$108,684	$1,392	1%

Research and Development
Research and development expenses increased by $1.4 million, or 4%, to $32.4 million during the fiscal year ended September 30, 2018 from $31.1 million for the fiscal year ended September 30, 2017. Employee-related expenses increased $1.4 million. We also had a $0.5 million increase in consulting costs, offset by a $0.5 million decreased in travel and other costs.

Sales and Marketing
Sales and marketing expenses decreased by $5.9 million, or 14%, to $35.5 million during the fiscal year ended September 30, 2018 from $41.3 million for the fiscal year ended September 30, 2017. Employee related expenses decreased $5.9 million in part due to headcount reduction and a $1.7 million decrease in marketing and travel costs, which were partially offset by an $0.8 million increase of intangible amortization expense related to the acquisition of Revitas in the second quarter of fiscal year 2017 and a $1.0 million increase in consulting and other costs.
General and Administrative
General and administrative expenses increased by $5.9 million, or 16%, to $42.2 million during the fiscal year ended September 30, 2018 from $36.3 million for the fiscal year ended September 30, 2017. The increase was primarily due to a $7.9 million increase in employee-related costs, which primarily reflects the impact of the common stock issued in connection with our former Chief Executive Officer’s departure, which was partially offset by a $2.0 million decrease in other costs such as facility, travel, third-party data center and other costs.
Interest and Other (Income) Expense, Net

	Fiscal Years Ended September 30,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest expense, net	$8,178	$4,159	$4,019	97%
Other (income) expenses, net	$(722)	$62	$(784)	(1,265)%

In May 2018, we refinanced the term loan related to the Revitas acquisition. The increase of $4.0 million during fiscal year 2018 was driven by approximately $3.1 million of loss on extinguishment in connection with the refinancing.
Change in other (income) expense, net was primarily due to currency fluctuation.

Provision (Benefit) for Income Taxes

	Fiscal Years Ended September 30,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision (benefit) for income taxes	$(27)	$(3,285)	$3,258	(99)%

The change in income tax provision is primarily due to a discrete tax benefit of $4.2 million recorded in the second quarter of fiscal year 2017. The discrete item is a result of releasing a portion of our valuation allowance in connection with the acquisition of Revitas.

Provision for (benefit from) income taxes was primarily related to the state minimum tax and foreign tax on our profitable foreign operations offset by discrete tax benefit recorded as a result of a reduction in deferred tax liabilities from the reduced corporate tax rate and valuation allowance release. This is in addition to a reversal of certain foreign unrecognized tax benefits.
Comparison of the Fiscal Years Ended September 30, 2017 and 2016
Revenues

	Fiscal Years Ended September 30,
	2017		2016
		% of		% of
		Total		Total	Change
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
SaaS and maintenance	$108,055	82	$86,392	81	$21,663	25%
License and implementation	23,114	18	20,579	19	2,535	12
Total revenues	$131,169	100	$106,971	100	$24,198	23%

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

Cost of Revenues

	Fiscal Years Ended September 30,
	2017		2016
		% of		% of	Change
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
SaaS and maintenance	$46,872	43	$40,717	47	$6,155	15%
License and implementation	14,224	62	12,976	63	1,248	10
Total cost of revenues	$61,096	47	$53,693	50	$7,403	14%
Gross profit
SaaS and maintenance	$61,183	57%	$45,675	53	$15,508	34%
License and implementation	8,890	38%	7,603	37	1,287	17
Total gross profit	$70,073	53%	$53,278	50	$16,795	32%
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
Operating Expenses

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
Interest and Other Expense, Net

	Fiscal Years Ended September 30,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest expense (income), net	$4,159	$(50)	$4,209	(8,418)%
Other expenses (income), net	$62	$86	$(24)	(39)%

Interest expense increased $4.4 million during fiscal year 2017 primarily due to borrowings in January 2017 in connection with the acquisition of Revitas as described in the Notes to the Consolidated Financial Statement, partially offset by $0.2 million interest income.

Change in other (income) expenses, net was immaterial and primarily related to currency fluctuation.
Provision for Income Taxes

	Fiscal Years Ended September 30,
	2017	2016	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$(3,285)	$335	$(3,620)	(1,081)%

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

	Three Months Ended
	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016
	(in thousands, except per share amounts)
Revenues:
SaaS and maintenance	$34,984	$35,623	$32,997	$32,323	$29,628	$28,530	$27,257	$22,640
License and implementation	1,730	3,994	6,237	6,744	5,977	5,714	6,000	5,423
Total revenues	36,714	39,617	39,234	39,067	35,605	34,244	33,257	28,063
Cost of Revenues:
SaaS and maintenance	13,414	14,599	12,866	13,024	12,345	12,439	11,880	10,208
License and implementation	1,413	1,846	4,387	3,785	3,118	3,333	4,159	3,614
Total cost of revenues	14,827	16,445	17,253	16,809	15,463	15,772	16,039	13,822
Gross profit	21,887	23,172	21,981	22,258	20,142	18,472	17,218	14,241
Operating Expenses:
Research and development	7,555	7,746	8,047	9,068	7,762	8,393	8,934	5,975
Sales and marketing	8,637	9,338	9,015	8,492	10,258	10,739	11,608	8,734
General and administrative	9,079	17,044	7,324	8,731	9,332	8,096	11,668	7,185
Total operating expenses	25,271	34,128	24,386	26,291	27,352	27,228	32,210	21,894
Loss from operations	(3,384)	(10,956)	(2,405)	(4,033)	(7,210)	(8,756)	(14,992)	(7,653)
Interest (income) expense, net	828	4,478	1,449	1,423	1,370	1,442	1,380	(33)
Other (income) expenses, net	(416)	(344)	(87)	125	(15)	3	228	(154)
Loss before income taxes	(3,796)	(15,090)	(3,767)	(5,581)	(8,565)	(10,201)	(16,600)	(7,466)
Provision (benefit) for income taxes	(177)	345	129	(324)	457	234	(4,110)	134
Net loss	$(3,619)	$(15,435)	$(3,896)	$(5,257)	$(9,022)	$(10,435)	$(12,490)	$(7,600)

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents. As of September 30, 2018, we had cash and cash equivalents of $56.7 million.
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
The term loan bore interest at a rate of either (i) the Base Rate (as defined in the Financing Agreement) plus 9.25% or (ii) the LIBOR Rate (as defined in the Financing Agreement) plus 8.25%, as selected by us. From April 1, 2018 though the payoff the loan in May 2018, we selected Base Rate plus 9.25%. The term loan would have matured on January 5, 2022.
The Financing Agreement required us to maintain certain financial covenants and also contained certain non-financial covenants, including restricting our ability to dispose of assets, changing our organizational documents or amending our material agreements in a manner adverse to the lender, changing a method of accounting, merging with or acquiring other entities, incurring other indebtedness and making certain investments. We were in compliance with all the covenants described in the Financing Agreement through the payoff in conjunction with the new term loan with Wells Fargo Bank entered into in May 2018, discussed below.
In May 2018, this term loan was extinguished and repaid in full, in connection with a new facility with Wells Fargo Bank, N.A. (Wells Fargo), as discussed below.
Term Loan Refinancing
On May 4, 2018, we entered into Credit Agreement (the “Credit Agreement”) with Wells Fargo for a term loan in the amount of $50.0 million and up to a $5.0 million revolving line of credit. In conjunction with this refinancing, we repaid in full the existing term loan under the Financing Agreement, dated as January 5, 2017. The results of this action will allow us to obtain a more favorable interest rate.
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
Certain United States subsidiaries of ours (Guarantors) and the Company have entered into a guaranty and security agreement pursuant to which the Guarantors have agreed to guarantee our payment of obligations under the Credit Agreement, and pursuant to which we and Guarantors’ obligations under the Credit Agreement and the guaranty and security agreement are secured by substantially all of their assets.
The Credit Agreement requires us and our subsidiaries to maintain certain financial covenants, including maintaining consolidated liquidity (cash in the United States plus revolving credit line availability) of at least $15 million, minimum levels of maintenance and subscription fee revenue and, if liquidity is less than $30 million for 90 consecutive days, leverage ratio not greater than 3.50 to 1.00. The Credit Agreement also requires us and Guarantors to maintain certain non-financial covenants, including covenants restricting our ability to dispose of assets, changing our organizational documents, merging with or acquiring other entities, incurring other indebtedness and making investments. The Credit Agreement also provides for customary events of default, including failure to pay amounts due or to comply with covenants, default on other indebtedness, or a change of control with respect to us.
In the third quarter of fiscal 2018, we recorded approximately $3.1 million of expense in connection with the repayment of our first term loan, of which approximately $1.6 million is non-cash unamortized discounts and deferred financing costs and $1.5 million in prepayment penalty.
Promissory Notes
Also, in connection with the Revitas acquisition, the Company incurred $10.0 million in debt in the form of two promissory notes with the sellers, one which matured on July 5, 2018 and the other which will mature on January 5, 2020. The Company paid the first promissory note of $5.0 million on July 5, 2018. The remaining promissory note bears interest at the rate of 3% per annum, and is subject to a right of set-off as partial security for the indemnification obligations of the target’s stockholders under the Merger Agreement. The remaining promissory notes is subordinate to the term loan with Wells Fargo.

Cash Flows

	Fiscal Years Ended September 30,
	2018	2017	2016
	(in thousands)
Cash flows provided by (used in) operating activities	$2,523	$(11,965)	$(12,324)
Cash flows used in investing activities	(252)	(48,501)	(15,789)
Cash flows (used in) provided by financing activities	(3,003)	51,866	3,279
Cash Flows from Operating Activities
Net cash provided by operating activities during the fiscal year ended September 30, 2018 was primarily the result of our net loss of $28.2 million and an $4.6 million change in operating assets and liabilities, partially offset by $32.2 million of non-cash adjustments of deferred income taxes benefits, stock-based compensation, and depreciation and amortization and $3.1 million in loss on extinguishment of debt. The $4.6 million net change in operating assets and liabilities consisted of a $3.6 million increase in accounts receivable, primarily reflective of invoicing in excess of collection during the period, a $1.0 million increase in prepaid expense and other assets, a $0.5 million decrease in deferred cost of implementation services, an $3.2 million increase in deferred revenue primarily due to timing of amount invoiced and revenue recognized, a $0.7 million decrease in accrued employee compensation primarily due to payment of bonuses and other employee benefits,  and $1.6 million decrease in other accrued and long term liabilities and a $1.4 million decrease in accounts payable.
Net cash used in operating activities during the fiscal year ended September 30, 2017 was primarily the result of our net loss of $39.5 million and an $11.9 million change in operating assets and liabilities, partially offset by $15.7 million of non-cash adjustments of deferred income taxes benefits, stock-based compensation and depreciation and amortization. The $11.9 million net change in operating assets and liabilities consisted of a $1.4 million decrease in accounts receivable, primarily reflective of collections in excess of invoicing during the period, a $2.1 million decrease in prepaid expense and other assets, a $1.5 million decrease in deferred cost of implementation services, an $5.8 million increase in deferred revenue primarily due to timing of amount invoiced and revenue recognized, a $2.6 million increase in accrued employee compensation primarily due to accrual of bonuses and other employee benefits,  and a $1.6 million decrease in accounts payable.
Net cash used in operating activities was $12.3 million during fiscal year ended September 30, 2016 was primarily the result of our net loss of $33.1 million and $1.6 million change in operating assets and liabilities, partially offset by $19.1 million of non-cash adjustments comprised of $13.1 million in stock-based compensation, $6.0 million in depreciation and amortization and $0.2 million in other non-cash charges. The net change in operating assets and liabilities consisted of a $2.9 million increase in accounts receivable primarily reflective of invoicing in excess of collection during the year, a $1.0 million increase in deferred cost of implementation services, a $5.9 million increase in deferred revenue primarily due to timing of amount invoiced and revenue recognized, a $1.5 million increase in prepaid expenses and other assets, a $1.5 million increase in accounts payable, a $0.7 million decrease in accrued employee compensation primarily due to payment of bonuses and other employee benefits and a $0.3 million increase in other accrued and long term liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities for fiscal year ended September 30, 2018 was primarily due to  purchases of property and equipment.
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
Cash Flows from Financing Activities
Net cash used in financing activities for fiscal year ended September 30, 2018 was driven by $4.4 million from the exercises of stock options and purchases made under our employee stock purchase plan offset by $2.2 million net cash used in extinguishing our term loan and new borrowing arrangement with Wells Fargo, as well as the $5.2 million principal related to promissory note and Wells Fargo's quarterly principal.
Net cash provided by financing activities for fiscal year ended September 30, 2017 was primarily related to our borrowing activities related to the Revitas transaction, for which we received net cash proceeds of $47.9 million during fiscal year 2017, as well as $4.0 million from the exercises of stock options and purchase made under our employee stock purchase plan.

Net cash provided by financing activities for the fiscal year ended September 30, 2016 was from the exercises of stock options and purchases made under our employee stock purchase plan.

Contractual Obligations
The following summarizes our contractual obligations as of September 30, 2018:

	Contractual Payment Obligations Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations(1)	$8,900	$3,200	$4,600	$1,100	$—

(1)	Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities leases.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires our management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported disclosures about contingent assets and liabilities and reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include revenue recognition, legal contingencies, income taxes, stock-based compensation, and valuation of goodwill and intangibles. These estimates and assumptions are based on our management’s best estimates and judgment. Our management regularly evaluates these estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.
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

Revenue recognition
We generate revenue from two sources: SaaS and maintenance and License and implementation.
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
For SaaS arrangements related to Revenue Cloud for Life Sciences and High Tech companies we historically concluded that the SaaS deliverable did not have standalone value without the implementation services primarily because other vendors could not perform the services, and in some cases the complexity of the customer environment in which the SaaS deliverable was deployed.
Prior to fiscal year 2016, for SaaS arrangements related to Revenue Cloud for Life Sciences and High Tech companies we treated the entire arrangement consideration, including subscription fees and related implementation services fees, as a single unit of accounting and recognized the revenues ratably beginning the day the customer was provided access to the subscription service through the end of contractual period. During fiscal year 2016, we concluded that a sufficient number of implementation projects had been completed with several third-party consulting companies participating in either a primary or sub-contractor role, such that the third-party vendors have the requisite know-how to complete, and, have completed the implementation services independently. Therefore, the Company concluded that the SaaS deliverable has standalone value to the customer without the implementation services.  The total arrangement fee for a multiple-element arrangement is allocated based on the relative selling price method. The consideration allocated to subscription fees is recognized as revenue ratably over the contract period. The consideration allocated to implementation services is recognized as revenue as services are performed, in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Accounting Standards Codification (ASC) Topic 605)—Multiple-Deliverable Revenue Arrangements.”
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

Fiscal Year Ended 9/30/2018
Risk-free interest rate	2.42%-2.57%
Dividend yield	—
Volatility	39%-40%
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
On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the Tax Legislation) was enacted in the United States (U.S.). The Tax Legislation significantly revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate to 21%, implementing a modified territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the Toll Charge), and limiting the deductibility of certain expenses, such as interest expense. As a fiscal-year taxpayer, certain provisions of the Tax Legislation impact us in fiscal year 2018, including the change in the corporate income tax rate and the Toll Charge, while other provisions will be effective starting at the beginning of fiscal year 2019. The U.S. federal income tax rate reduction was effective as of January 1, 2018. Accordingly, our federal statutory income tax rate for fiscal year 2018 reflects a blended rate of approximately 24.3%.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No.118 (SAB 118), which addresses how a company recognizes provisional estimates when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Legislation. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The final impact of the Tax Legislation may differ from the above provisional estimates due to changes in interpretations of the Tax Legislation, any legislative action to address questions that arise because of the Tax Legislation, by changes in accounting standard for income taxes and related interpretations in response to the Tax Legislation, and any updates or changes to estimates used in the provisional amounts.
As of September 30, 2018, we had gross deferred income tax assets, related primarily to net operating loss (NOL) carry forward, deferred revenues, stock compensation, accruals and reserves that are not currently deductible, depreciation and amortization and research and development tax credits of $77.2 million, which have been fully offset by deferred tax liabilities and valuation allowance. Utilization of these net loss carry forwards is subject to the limitations of IRC Section 382. A Section 382 study was performed when we went IPO and subsequent Section 382 analysis have been performed. It is determined that there is no material limitation of IRC Section 382. However, in the future, some portion or all of these carry forwards may not be available to offset any future taxable income. The federal and state net operating losses will begin expiring in 2021 and 2019, respectively.
We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We classify the liability for unrecognized tax benefits as current to the extent that our anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

Recent Accounting Pronouncements
Recent Adopted Accounting Guidance
In March 2016, Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update ("ASU") 2016-09, Compensation – Stock Compensation (Topic 718), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, the guidance is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted for all companies in any interim or annual period. Forfeitures can be estimated, as required today, or recognized when they occur. Estimates of forfeitures will still be required in certain circumstances, such as at the time of modification of an award or issuance of a replacement award in a business combination. We adopted this guidance in the first quarter of fiscal year 2018 and have elected to continue to estimate our forfeiture rate. In the year of adoption, the ASU requires that the cumulative effect adjustment be recorded to retained earnings. Due to a full valuation allowance, there is no cumulative effect adjustment to record and the adoption of this guidance had no material impact on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which amended the existing accounting standards for income taxes. The amendments require companies to report their deferred tax liabilities and deferred tax assets each as a single non-current item on their classified balance sheets. We have adopted this guidance. The adoption of this guidance had no material impact on our consolidated financial statements.
Recently Enacted Accounting Pronouncements
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): providing clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We do not believe this will have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment. This new accounting standard update simplifies the measurement of goodwill by eliminating the Step two impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  The new guidance requires a comparison of our fair value with the carrying amount and we are required to recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. Additionally, we should consider income tax effects from any tax deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable.  The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combination (Topic 805): clarifying the definition of a business. The amendments in this guidance change the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. The guidance becomes effective for us at the beginning of our first quarter of fiscal year 2019. Early adoption is permitted. We do not believe this will have a material impact on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230), clarifying the classification and presentation of restricted cash in the statement of cash flows. The standard requires that restricted cash and restricted cash equivalents are included in the cash and cash equivalent balance in the statement of cash flows. Further, reconciliation between the balance sheet and statement of cash flows is required when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Therefore, transfers between these balances should no longer be presented as a cash flow activity. The guidance become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We do not plan to early adopt, and accordingly we will adopt the new standard at the beginning of our first quarter of fiscal year 2019. We do not believe this will have material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230), amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The guidance becomes effective for us at the beginning of its first quarter of fiscal year 2019. Early adoption is permitted, including adoption in an interim period. We do not believe this will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Lease (Topic 842), guidance on the recognition and measurement of leases. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance will require modified retrospective application at the beginning of October 1, 2019 for us, with optional practical expedients, but permits adoption in an earlier period. We are currently evaluating the impact this standard will have on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), as amended, which will supersede nearly all existing revenue recognition guidance. The underlying principle of ASC 606 is to recognize revenue when a customer obtains control of promised goods or services at an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services. To achieve this, the Company should apply the five-step revenue recognition model, which may require the use of judgments and estimates, also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Subsequently, the FASB issued several amendments to the new standard, which clarified or affected certain aspects of ASC 606 but did not change the core principle of the guidance.
The new standard permits two methods of adoption: (i) retrospectively to each prior period presented (full retrospective method), or ii) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (modified retrospective method). We will adopt the new standard using the modified retrospective method at the beginning of our first quarter of fiscal year 2019.
We are in process of finalizing our new accounting policies, processes, and internal controls necessary to support the requirements of ASC 606. We have substantially completed our assessment of the financial statement impact of ASC 606, the impact of which are as discussed below.

ASC 606 will primarily impact our revenue recognition for on-premises offerings, which contained deliverables within the scope of ASC 985-605, Software-Revenue Recognition, by eliminating the requirement to have VSOE for undelivered elements, which accelerates the timing of revenue recognition. In addition, ASC 606 requires incremental contract acquisition costs (such as sales commissions) for customer contracts to be capitalized and amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the capitalized cost relates. Currently, these costs are expensed as incurred.
Upon adopting ASC 606 at the beginning of fiscal year 2019, our cumulative effect adjustment will decrease accumulated deficit by approximately $10.3 million. This cumulative effect adjustment is primarily driven by a reduction to our deferred subscription revenues of approximately $3.2 million and deferred license and implementation revenues of approximately $3.9 million. Further, refundable amounts associated with customer contracts of approximately $0.6 million will be reclassified from deferred subscription revenues to customer deposit. In addition to the adjustment to deferred revenue, other adjustments at transition include adjustments to other current and noncurrent assets. The adjustment to other current and noncurrent assets is primarily for capitalized incremental contract acquisitions costs of approximately $3.2 million. We do not expect that this accounting standard update will have a material impact our tax provision.

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
We understand that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results of operations as reported under U.S. GAAP. These limitations include:

•	adjusted EBITDA does not include deferred revenue adjustment, integration, and expense related Revitas acquisition;

•	adjusted EBITDA does not reflect stock-based compensation expense;

•
depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; adjusted EBITDA does not reflect any cash requirements for these replacements;

•	adjusted EBITDA does not reflect legal expense related to class action lawsuits;

•	adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of interest income or expense and other income or expense; and

•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

	Fiscal Years Ended September 30,
	2018	2017	2016
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(28,207)	$(39,547)	(33,111)
Adjustments:
Stock-based compensation expense	23,324	10,560	13,068
Depreciation and amortization	8,299	8,185	5,929
Deferred revenue adjustments	627	5,151	—
Acquisition and integration related expense	—	6,446	867
Interest (income) expense, net	8,178	4,159	(50)
Other (income) expenses, net	(722)	62	86
Legal expenses	—	—	305
(Benefit) provision for income taxes	(27)	(3,285)	335
Adjusted EBITDA	$11,472	$(8,269)	$(12,571)
Adjusted EBITDA was $11.5 million, $(8.3) million and $(12.6) million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. The increase in our adjusted EBITDA for the fiscal year ended September 30, 2018 as compared to fiscal year ended September 30, 2017, was primarily due to an increase in our revenues from our SaaS and maintenance business as we acquired new customers, the full year effect of the Revitas acquisition and synergies associated with the acquisition.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, which bear interest at a fixed interest rate. Our primary exposure to market risk is interest income and expense sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations. In addition, as of September 30, 2018, we had approximately $49.8 million, respectively, in short-term and long-term debt with variable interest components. With respect to our interest expense for the fiscal year ended September 30, 2018, a 10% hypothetical change in interest rates would have resulted in an increase of $0.3 million, respectively, in our interest expense for such period.
Foreign Currency Exchange Risk
Our customers typically pay us in U.S. dollars; however, in foreign jurisdictions, our expenses are typically denominated in local currency. Our expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian Rupee. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. As of September 30, 2018, we have not entered into foreign currency hedging contracts. During fiscal year 2018, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $3.3 million on our Consolidated Financial Statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 8.    Financial Statements and Supplementary Data
MODEL N, INC.
The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations (Unaudited)”.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Model N, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Model N, Inc. and its subsidiaries (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended September 30, 2018 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
San Jose, California
November 16, 2018

We have served as the Company’s auditor since 2007.

MODEL N, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	As of September 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$56,704	$57,558
Accounts receivable, net of allowance for doubtful accounts of $172 and $85 at September 30, 2018 and 2017	28,273	24,784
Prepaid expenses	3,631	3,733
Other current assets	455	1,013
Total current assets	89,063	87,088
Property and equipment, net	2,146	4,611
Goodwill	39,283	39,283
Intangible assets, net	34,597	40,156
Other assets	1,064	798
Total assets	$166,153	$171,936
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,664	$3,002
Accrued employee compensation	14,211	14,996
Accrued liabilities	3,182	4,979
Deferred revenue, current portion	52,176	49,186
Long term debt, current portion	1,375	4,753
Total current liabilities	72,608	76,916
Long-term debt	52,329	52,452
Other long-term liabilities	1,182	1,307
Total liabilities	126,119	130,675
Commitments and contingencies (Note 8)
Convertible preferred stock:
Convertible preferred stock, $0.0005 par value; no shares authorized, issued and outstanding at September 30, 2018 and 2017, respectively	—	—
Stockholders' equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 31,444 and 29,323 shares issued and outstanding at September 30, 2018 and September 30, 2017, respectively	5	4
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	244,814	217,052
Accumulated other comprehensive loss	(1,285)	(502)
Accumulated deficit	(203,500)	(175,293)
Total stockholders' equity	40,034	41,261
Total liabilities and stockholders' equity	$166,153	$171,936
The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Years Ended September 30,
	2018	2017	2016
Revenues:
SaaS and maintenance	$135,927	$108,055	$86,392
License and implementation	18,705	23,114	20,579
Total revenues	154,632	131,169	106,971
Cost of revenues:
SaaS and maintenance	53,903	46,872	40,717
License and implementation	11,431	14,224	12,976
Total cost of revenues	65,334	61,096	53,693
Gross profit	89,298	70,073	53,278
Operating expenses:
Research and development	32,416	31,064	23,706
Sales and marketing	35,482	41,339	32,261
General and administrative	42,178	36,281	30,051
Total operating expenses	110,076	108,684	86,018
Loss from operations	(20,778)	(38,611)	(32,740)
Interest expense (income), net	8,178	4,159	(50)
Other expenses (income), net	(722)	62	86
Loss before income taxes	(28,234)	(42,832)	(32,776)
(Benefit) provision for income taxes	(27)	(3,285)	335
Net loss	$(28,207)	$(39,547)	$(33,111)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.93)	$(1.38)	$(1.21)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	30,370	28,649	27,379
The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Fiscal Years Ended September 30,
	2018	2017	2016
Net loss	$(28,207)	$(39,547)	$(33,111)
Other comprehensive income (loss), net:
Change in foreign currency translation adjustment	(783)	60	(96)
Total comprehensive loss	$(28,990)	$(39,487)	$(33,207)
The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at September 30, 2015	26,666	$4	$186,159	$(466)	$(102,635)	$83,062
Issuance of common stock upon exercise of stock options	233	—	923	—	—	923
Issuance of common stock upon release of restricted stock units	719	—	—	—	—	—
Issuance of common stock under stock purchase plans	273	—	2,356	—	—	2,356
Stock-based compensation	—	—	13,068	—	—	13,068
Other comprehensive loss	—	—	—	(96)	—	(96)
Net loss	—	—	—	—	(33,111)	(33,111)
Balance at September 30, 2016	27,891	4	202,506	(562)	(135,746)	66,202
Issuance of common stock upon exercise of stock options	329	—	1,339	—	—	1,339
Issuance of common stock upon release of restricted stock units	813	—	—	—	—	—
Issuance of common stock under stock purchase plans	290	—	2,647	—	—	2,647
Stock-based compensation	—	—	10,560	—	—	10,560
Other comprehensive income	—	—	—	60	—	60
Net loss	—	—	—	—	(39,547)	(39,547)
Balance at September 30, 2017	29,323	4	217,052	(502)	(175,293)	41,261
Issuance of common stock upon exercise of stock options	180	—	1,546	—	—	1,546
Issuance of common stock upon release of restricted stock units	1,709	1	(1)	—	—	—
Issuance of common stock under stock purchase plans	232	—	2,893	—	—	2,893
Stock-based compensation	—	—	23,324	—	—	23,324
Other comprehensive income	—	—	—	(783)	—	(783)
Net loss	—	—	—	—	(28,207)	(28,207)
Balance at September 30, 2018	31,444	$5	$244,814	$(1,285)	$(203,500)	$40,034
The accompanying notes are an integral part of these consolidated financial statements.

MODEL N, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Years Ended September 30,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(28,207)	$(39,547)	$(33,111)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,299	8,185	5,929
Stock-based compensation	23,324	10,560	13,068
Amortization of debt discount and issuance costs	800	683	—
Deferred income taxes	(392)	(3,952)	172
Other non-cash charges	137	216	(94)
Loss on extinguishment	3,142	—	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(3,555)	1,420	(2,850)
Prepaid expenses and other assets	(960)	2,117	(1,458)
Deferred cost of implementation services	486	1,502	(996)
Accounts payable	(1,434)	(1,558)	1,494
Accrued employee compensation	(687)	2,626	(677)
Other accrued and long-term liabilities	(1,622)	13	253
Deferred revenue	3,192	5,770	5,946
Net cash provided by (used in) operating activities	2,523	(11,965)	(12,324)
Cash flows from investing activities:
Purchases of property and equipment	(252)	(359)	(2,102)
Acquisition of business, net of cash acquired	—	(47,773)	(12,615)
Capitalization of software development costs	—	(369)	(1,072)
Net cash used in investing activities	(252)	(48,501)	(15,789)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of employee stock purchase plan	4,439	3,986	3,279
Proceeds from term loan	49,588	48,686	—
Debt issuance costs	(280)	(806)	—
Principal payment on loan	(55,250)	—	—
Early payment penalty	(1,500)	—	—
Net cash (used in) provided by financing activities	(3,003)	51,866	3,279
Effect of exchange rate changes on cash and cash equivalents	(122)	9	(36)
Net decrease in cash and cash equivalents	(854)	(8,591)	(24,870)
Cash and cash equivalents
Beginning of period	57,558	66,149	91,019
End of period	$56,704	$57,558	$66,149

Supplemental Disclosure of Cash Flow Data:
Cash paid for income taxes	$622	$677	$233
Cash paid for interest	4,181	3,462	—
Noncash Investing and Financing Activities:
Promissory notes issued for acquisition	$—	$8,643	$—
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
1. The Company
Model N, Inc. (Company) was incorporated in Delaware on December 14, 1999. The Company is a provider of cloud revenue management solutions for the life sciences and technology industries. The Company’s solutions enable its customers to maximize revenues and reduce revenue compliance risk by transforming their revenue life cycle from a series of tactical, disjointed operations into a strategic end-to-end process, which enables them to manage the strategy and execution of pricing, contracting, incentives and rebates. The Company’s corporate headquarters are located in San Mateo, California, with additional offices in the United States, India and Switzerland.
Fiscal Year
The Company’s fiscal year ends on September 30. References to fiscal year 2018, for example, refer to the fiscal year ended September 30, 2018.
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
Revenue Recognition
Revenues are comprised of Software as a Service (“SaaS”) and maintenance revenues and license and implementation revenues.
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

MODEL N, INC.
Notes to Consolidated Financial Statements

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
Revenue Recognition
The Company commences revenue recognition when all of the following conditions are satisfied: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection of the fees is probable or reasonably estimable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenues the Company reports.
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
Costs of Revenues
Cost of SaaS and maintenance revenues consists primarily of personnel-related costs including salary, bonus, stock-based compensation, royalties, facility expense, amortization, depreciation related to server equipment and capitalized software, reimbursable expenses, third-party contractors and cloud hosting costs. Cost of license and implementation revenues consists primarily of personnel-related costs including salary, bonus, stock-based compensation, third-party contractor costs and other related expenses.
Deferred cost of implementation services consists of costs related to implementation services that were provided to the customer but the revenues for the services have not yet been recognized, provided however that the customer is contractually required to pay for the services. These costs primarily consist of personnel costs. As of September 30, 2018 and 2017, the deferred cost of implementation services totaled $0.1 million and $0.6 million, respectively.
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

MODEL N, INC.
Notes to Consolidated Financial Statements

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
The following customers comprised 10% or more of the Company’s accounts receivable at September 30, 2018 and 2017 and of the Company’s total revenues for the fiscal years ended September 30, 2018, 2017 and 2016, respectively:

	As of September 30,
Accounts Receivable	2018	2017
Company A	10%	N/A

	Fiscal Years Ended September 30,
Revenue	2018	2017	2016
Company B	15%	11%	N/A
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
Revenue that has been recognized, but for which the Company has not invoiced the customer, amounting to $3.6 million and $4.6 million is recorded as unbilled receivables and is included in accounts receivables in the consolidated balance sheets as of September 30, 2018 and 2017, respectively. Invoices that have been issued before revenue has been recognized are recorded as deferred revenue in the consolidated balance sheets.
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

MODEL N, INC.
Notes to Consolidated Financial Statements

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
Goodwill and Intangible Assets
The Company records goodwill when consideration paid in an acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. We conducted our annual impairment test of goodwill as of September 30, 2018 and 2017. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment under Accounting Standards Update (ASU) No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, issued by the Financial Accounting Standards Board (FASB). If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.
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
The Company capitalizes certain software development costs incurred in connection with its cloud-based software platform for internal use. The Company capitalizes software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. When development becomes substantially complete and ready for its intended use, such capitalized costs are amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years. Costs associated with preliminary project stage activities, training, maintenance and all post implementation stage activities are expensed as incurred. The Company capitalized software development costs of zero, $0.4 million and $1.1 million during the fiscal years ended September 30, 2018, 2017 and 2016, respectively.
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

MODEL N, INC.
Notes to Consolidated Financial Statements

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
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred. The Company incurred $0.4 million, $0.3 million and $0.3 million in advertising and promotions costs during the fiscal years ended September 30, 2018, 2017, and 2016, respectively.
Employee Benefit Plan
The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code (IRC). Under these 401(k) Plans, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We contributed approximately $0.6 million, $0.7 million and $0.6 million for the years ended September 30, 2018,  2017 and 2016.
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
Income Taxes
The Company accounts for income taxes in accordance with the FASB ASC No. 740—Accounting for Income Taxes (ASC 740). The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in the subsequent period when such a change in estimate occurs.The Company regularly assesses the likelihood that its deferred income tax assets will be realized from future taxable income based on the realization criteria set forth in ASC 740. To the extent that the Company believes any amounts are not more likely than not to be realized, the Company records a valuation allowance to reduce the deferred income tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event the Company determines that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred income tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made.

MODEL N, INC.
Notes to Consolidated Financial Statements

As of September 30, 2018 and 2017, the Company had gross deferred income tax assets, related primarily to net operating loss (NOL) carry forwards, deferred revenues, accruals and reserves that are not currently deductible and depreciable and amortizable items of $77.2 million and $92.5 million, respectively, which have been fully offset by a valuation allowance. Utilization of these net loss carry forwards is subject to the limitations of IRC Section 382 (Section 382 Limitations). A Section 382 study was performed when the Company went IPO and subsequent Section 382 analysis have been performed. It is determined that there are no material limitations of IRC Section 382. However, in the future, some portion or all of these carry forwards may not be available to offset any future taxable income.
We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We classify the liability for unrecognized tax benefits as current to the extent that we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.
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
Recent Accounting Pronouncements
Recent Adopted Accounting Guidance
In March 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, the guidance is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted for all companies in any interim or annual period. Forfeitures can be estimated, as required today, or recognized when they occur. Estimates of forfeitures will still be required in certain circumstances, such as at the time of modification of an award or issuance of a replacement award in a business combination. The Company adopted this guidance in the first quarter of fiscal year 2018 and has elected to continue to estimate our forfeiture rate. In the year of adoption, the ASU requires that the cumulative effect adjustment be recorded to retained earnings. Due to a full valuation allowance, there is no cumulative effect adjustment to record and the adoption of this guidance had no material impact on the Company's consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which amended the existing accounting standards for income taxes. The amendments require companies to report their deferred tax liabilities and deferred tax assets each as a single non-current item on their classified balance sheets. The Company adopted this guidance. The adoption of this guidance had no material impact on the Company's consolidated financial statements.

Recently Enacted Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): providing clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not believe this will have a material impact on its consolidated financial statements.
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

MODEL N, INC.
Notes to Consolidated Financial Statements

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
In January 2017, the FASB issued ASU 2017-01, Business Combination (Topic 805): clarifying the definition of a business. The amendments in this guidance change the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. The guidance becomes effective for the Company at the beginning of its first quarter of fiscal year 2019. Early adoption is permitted. The Company does not believe this will have a material impact on its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230), clarifying the classification and presentation of restricted cash in the statement of cash flows. The standard requires that restricted cash and restricted cash equivalents are included in the cash and cash equivalent balance in the statement of cash flows. Further, reconciliation between the balance sheet and statement of cash flows is required when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Therefore, transfers between these balances should no longer be presented as a cash flow activity. The guidance become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company do not plan to early adopt, and accordingly we will adopt the new standard effective at the beginning of its first quarter of fiscal year 2019. The Company does not believe this will have material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230), amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The guidance becomes effective for the Company at the beginning of its first quarter of fiscal year 2019. Early adoption is permitted, including adoption in an interim period. The Company does not believe this will have a material impact on its consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), as amended, which will supersede nearly all existing revenue recognition guidance. The underlying principle of ASC 606 is to recognize revenue when a customer obtains control of promised goods or services at an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services. To achieve this, the Company should apply the five-step revenue recognition model, which may require the use of judgments and estimates, also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Subsequently, the FASB issued several amendments to the new standard, which clarified or affected certain aspects of ASC 606 but did not change the core principle of the guidance.
The new standard permits two methods of adoption: (i) retrospectively to each prior period presented (full retrospective method), or ii) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (modified retrospective method). The Company will adopt the new standard using the modified retrospective method at the beginning of the first quarter of fiscal year 2019.
The Company is in process of finalizing its new accounting policies, processes, and internal controls necessary to support the requirements of ASC 606. The Company has substantially completed its assessment of the financial statement impact of ASC 606, the impact of which are as discussed below.
ASC 606 will primarily impact our revenue recognition for on-premises offerings, which contained deliverables within the scope of ASC 985-605, Software-Revenue Recognition, by eliminating the requirement to have VSOE for undelivered elements, which accelerates the timing of revenue recognition. In addition, ASC 606 requires incremental contract acquisition costs (such as sales commissions) for customer contracts to be capitalized and amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the capitalized cost relates. Currently, these costs are expensed as incurred.

MODEL N, INC.
Notes to Consolidated Financial Statements

Upon adopting ASC 606 at the beginning of fiscal year 2019, the Company's cumulative effect adjustment will decrease accumulated deficit by approximately $10.3 million. This cumulative effect adjustment is primarily driven by a reduction to our deferred subscription revenues of approximately $3.2 million and deferred license and implementation revenues of approximately $3.9 million. Further, refundable amounts associated with customer contracts of approximately $0.6 million will be reclassified from deferred subscription revenues to customer deposit. In addition to the adjustment to deferred revenue, other adjustments at transition include adjustments to other current and noncurrent assets. The adjustment to other current and noncurrent assets is primarily for capitalized incremental contract acquisitions costs of approximately $3.2 million. The Company does not expect that this accounting standard update will have a material impact on the Company's tax provision.

3. Business Combinations
Revitas Acquisition
On January 5, 2017, the Company completed the acquisition of 100% of the equity interests of Sapphire Stripe Holdings, Inc., the parent company of Revitas, Inc. (“Revitas”).  Pursuant to the Agreement and Plan of Merger (“Merger Agreement”), the Company paid approximately $52.8 million in cash and issued to the sellers two $5.0 million promissory notes, one which will mature 18 months after the closing and the other which will mature 36 months after the closing. The Company acquired Revitas to, among other things, expand the Company’s revenue management solutions for customers. The Company incurred acquisition and transaction costs associated with the acquisition of Revitas of approximately $2.2 million for the fiscal year ended September 30, 2017, which were recorded as general and administrative expenses.
In connection with Revitas acquisition, the Company funded the cash portion of the purchase price, in part with a five years term loan in the aggregate amount of $50.0 million. See Note 6, “Debt”, for additional information.
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

MODEL N, INC.
Notes to Consolidated Financial Statements

The purchase accounting allocation resulted in an ascribed value to the acquired intangible assets of $39.1 million and goodwill of $32.3 million. The key factors attributable to the creation of goodwill by the transaction are synergies in skill-sets, return on future technology and customer development.
The Company does not expect the goodwill recognized as a part of the acquisition to be deductible for income tax purposes. See Note 5, “Goodwill” for additional information.
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

4. Consolidated Balance Sheet Components
Components of property and equipment, and intangible assets consisted of the following:
Property and Equipment

	As of September 30,
	2018	2017
	(in thousands)
Computer software and equipment	$8,154	$10,274
Furniture and fixtures	1,309	1,284
Leasehold improvements	1,251	1,466
Software development costs	9,416	9,416
Total property and equipment	20,130	22,440
Less: Accumulated depreciation and amortization	(17,984)	(17,829)
Total Property and equipment, net	2,146	4,611
Depreciation expense including depreciation of assets under capital leases totaled $2.7 million, $3.5 million and $4.5 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

MODEL N, INC.
Notes to Consolidated Financial Statements

Intangible Assets

		As of September 30, 2018
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Intangible Assets:
Developed technology	5-6	$12,083	$(6,448)	$5,635
Backlog	5	280	(275)	5
Customer relationships	3-10	36,599	(7,642)	28,957
Total		$48,962	$(14,365)	$34,597

		As of September 30, 2017
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Intangible Assets:
Developed technology	5-6	$12,083	$(4,545)	$7,538
Backlog	5	280	(215)	65
Non-competition agreement	3	100	(100)	—
Customer relationships	3-10	36,599	(4,084)	32,515
Trade name	1	260	(222)	38
Total		$49,322	$(9,166)	$40,156
The Company recorded amortization expense related to the acquired intangible assets of $5.6 million, $4.6 million and $1.4 million during the fiscal years ended September 30, 2018, 2017 and 2016, respectively.
Estimated future amortization expense for the intangible assets as of September 30, 2018 is as follows:

Fiscal Years Ending September 30,
(in thousands)
2019	$5,466
2020	4,751
2021	4,687
2022	4,687
2023 and thereafter	15,006
Total future amortization	$34,597

5. Goodwill
The following table presents goodwill activity for the years ended September 30, 2018 and 2017 (in thousands):

Balance as at September 30, 2016	$6,939
Add: Goodwill from acquisition of business	32,344
Balance as at September 30, 2017	$39,283
Add: Goodwill from acquisition of business	—
Balance as at September 30, 2018	$39,283
As a result of the acquisition of Revitas in fiscal year 2017, the Company recognized goodwill of $32.3 million. See Note 3, “Business Combination”, for additional details.

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
In May 2018, this term loan was extinguished and repaid in full in part from the proceeds of the refinancing with Wells Fargo Bank, N. A. (Wells Fargo), as discussed below.
The term loan made pursuant to the Financing Agreement bore interest at a rate of either (i) the Base Rate (as defined in the Financing Agreement) plus 9.25% or (ii) the LIBOR Rate (as defined in the Financing Agreement) plus 8.25%, as selected by the Company. The term loans would have matured on January 5, 2022. The Company selected the LIBOR Rate plus 8.25% except for the quarter beginning on April 1, 2018 through the payoff of the loan in May 2018, the Company selected the Base Rate plus 9.25%. The loan required quarterly payments of interest only and quarterly principal payments of 0.625% of the aggregate principal amount of the term loan beginning with the fiscal quarter ending March 31, 2019.
The Financing Agreement required the Company and the subsidiaries to maintain certain financial covenants and,,also contains certain non-financial covenants, including restricting our ability to dispose of assets, changing our organizational documents or amending our material agreements in a manner adverse to the lender, changing a method of accounting, merging with or acquiring other entities, incurring other indebtedness and making certain investments.
The Company was in compliance with all of the covenants described in the Financing Agreements through the payoff on May 4, 2018, discussed below.
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
Term Loan - Wells Fargo

On May 4, 2018, the Company and certain of its subsidiaries entered into a Credit Agreement (Credit Agreement) by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (Lenders), pursuant to which the Lenders extended a term loan to the Company in an aggregate principal amount of $50.0 million and agreed to establish an additional revolving line of credit up to an aggregate principal amount of $5.0 million. In part from the proceeds of this refinancing, the Company repaid in full the existing term loan under the Financing Agreement dated January 5, 2017.

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

For the period ended as of September 30, 2018, the Company’s interest rate is at the LIBOR Rate plus 4.5%.

MODEL N, INC.
Notes to Consolidated Financial Statements

Certain United States subsidiaries of the Company (Guarantors) and the Company have entered into a guaranty and security agreement pursuant to which the Guarantors have agreed to guarantee the Company’s payment of its obligations under the Credit Agreement, and pursuant to which the Company’s and Guarantors’ obligations under the Credit Agreement and the guaranty and security agreement are secured by substantially all of their assets.
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
The Credit Agreement requires the Company and its subsidiaries to maintain certain financial covenants, including maintaining consolidated liquidity (cash in the United States plus revolving credit line availability) of at least $15 million, minimum levels of maintenance and subscription fee revenue and, if liquidity is less than $30 million for 90 consecutive days, leverage ratio not greater than 3.50 to 1.00. The Credit Agreement also requires the Company and Guarantors to maintain certain non-financial covenants, including covenants that restrict their ability to dispose of assets, change the Company's organizational documents, merge with or acquire (or make investments in) other entities, or incur other indebtedness or liens. The Credit Agreement also provides for customary events of default, including failure to pay amounts due or to comply with covenants, default on other indebtedness, or a change of control with respect to the Company.
The Company was in compliance with the financial covenant requirements as of September 30, 2018.

Promissory Notes
Also, in connection with the Revitas acquisition, the Company incurred $10.0 million in debt in the form of two promissory notes with the sellers, one which matured on July 5, 2018 and the other which will mature on January 5, 2020. The Company paid the first promissory note of $5.0 million on July 5, 2018. The remaining promissory notes bears interest at the rate of 3% per annum, and is subject to a right of set-off as partial security for the indemnification obligations of the target’s stockholders under the Merger Agreement. The remaining promissory notes is subordinate to the term loan with Wells Fargo. The fair value of the promissory notes of $8.6 million was determined based on a discounted future cash flow at 9.96% interest rate, which represents an arm’s length interest rate.
As of September 30, 2018, the term loan with Wells Fargo and promissory note consisted of the following:

Amount
(in thousands)
Principal	$54,750
Unamortized debt discount and issuance costs	(1,046)
Net carrying amount	$53,704
As of September 30, 2018, the carrying value of the of the debt approximates the fair value basis. The Company classified the debt under Level 2 of the fair value measurement hierarchy as the borrowings are not actively traded.
The Company incurred approximately $0.7 million in transaction costs in connection with the term loan with Wells Fargo in the third quarter of fiscal year 2018. These costs are included as part of the Company’s debt. The effective interest rate for the term loan with Wells Fargo is 7.2% and the 36 month promissory note is 9.89%.
The future scheduled principal payments for the term loan and promissory note as of September 30, 2018 were as follows (in thousands):

MODEL N, INC.
Notes to Consolidated Financial Statements

Fiscal Year:
2019	$1,375
2020	7,813
2021	3,750
2022	3,750
2023	38,062
Total	$54,750

7. Financial Instruments
The table below sets forth the Company’s cash equivalents as of September 30, 2018 and 2017, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement. The Company had no liabilities measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of September 30, 2018:
Assets:
Cash equivalents	$43,741	$—	$—	$43,741
Total	$43,741	$—	$—	$43,741
As of September 30, 2017:
Assets:
Cash equivalents	$47,754	$—	$—	$47,754
Total	$47,754	$—	$—	$47,754
The Company’s cash equivalents as of September 30, 2018 and 2017 consisted of money market funds with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of September 30, 2018 and 2017. The Company’s financial instruments not measured at fair value on a recurring basis include cash, accounts receivable, accounts payable and accrued liabilities, and are reflected in the financial statements at cost and approximates their fair value due to their short-term nature. The term loan with Wells Fargo carrying value is approximately fair value since the term loan bears interest at rates that fluctuate with the changes in the Base Rate or the Libor Rate as selected by the Company. The promissory notes carrying value approximate its fair value as of September 30, 2018. As of September 30, 2018 and 2017, amounts of $13.0 million and $9.8 million, respectively, were held in bank deposits.

8. Commitments and Contingencies
Leases
The Company leases facilities under noncancelable operating leases. As of September 30, 2018, future minimum payments under operating leases were as follows:

	Contractual Payment Obligations Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations(1)	$8,900	$3,200	$4,600	$1,100	$—

(1)	Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities leases.
Rent expense under noncancelable operating leases for the fiscal years ended September 30, 2018, 2017 and 2016 was $3.4 million, $3.2 million and $2.7 million, respectively.
Indemnification Obligations

MODEL N, INC.
Notes to Consolidated Financial Statements

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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions, and there were no material claims against the Company outstanding as of September 30, 2018 and 2017. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the software license, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

9. Stock-Based Compensation
2000 Stock Plan
The 2000 Stock Plan (2000 Plan) authorized the board of directors to grant incentive share options and non-statutory share options to employees, directors and other eligible participants. Stock purchase rights may also be granted under the 2000 Plan. The exercise price of the stock options shall not be less than the estimated fair value of the underlying shares of the common stock on the grant date. Options generally vest over four years and expire ten years from the date of grant. In connection with the adoption of the 2010 Equity Incentive Plan (2010 Plan) in June 2010, the 2000 Plan was terminated and all shares of common stock previously reserved but unissued were transferred to 2010 Plan.
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
2013 Equity Incentive Plan
The Company’s board of directors (Board) adopted the 2013 Equity Incentive Plan (2013 Plan) in February 2013, and the stockholders approved the 2013 Plan in March 2013. The 2013 Plan became effective on March 18, 2013 and will terminate in February 28, 2023. The 2013 Plan serves as the successor equity compensation plan to the 2010 Equity Incentive Plan (2010 Plan). The 2013 Plan was approved with a reserve of 8.0 million shares, which consists of 2.5 million shares of the Company’s common stock reserved for future issuance under the 2013 Plan and shares of common stock previously reserved but unissued under the 2010 Plan.
Additionally, the 2013 Plan provides for automatic increases in the number of shares available for issuance under it on October 1 of each of the first four calendar years during the term of the 2013 Plan by the lesser of 5% of the number of shares of common stock issued and outstanding on each September 30 immediately prior to the date of increase or the number determined by our board of directors. In fiscal year 2018, 2.0 million additional shares were approved by the Company's stockholders for issuance under the 2013 Plan No further grants will be made under the 2010 Plan, and the balances under the 2010 Plan have been transferred to the 2013 Plan. The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted

MODEL N, INC.
Notes to Consolidated Financial Statements

stock awards, stock appreciation rights, performance stock awards, restricted stock units and stock bonuses. Awards generally vest over four years and expire ten years from the date of grant. As of September 30, 2018, 5.2 million shares were available for future stock awards under the plans and any additional releases resulting from an over-achievement relating to performance-based restricted stock units.
Stock Options
There were no stock options granted in fiscal years 2018, 2017 and 2016, respectively. The expected terms of options granted were calculated using the simplified method, determined as the average of the contractual term and the vesting period. Estimated volatility is derived from the historical closing prices of common shares of similar entities whose share prices are publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. treasury constant maturities in effect at the time of grant for the expected term of the option. We use historical data to estimate the number of future stock option forfeitures.
The following table summarized the stock option activity and related information under all stock option plans:

	Number of Shares (in thousands)	Weighted Average Exercised Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at September 30, 2015	1,119	$6.29	4.68	$4,904
Exercised	(233)	3.96	—
Forfeited	(12)	13.70	—
Expired	(68)	12.72	—
Balance at September 30, 2016	806	6.31	3.56	$4,103
Exercised	(329)	4.06	—
Forfeited	—	—	—
Expired	(24)	11.69	—
Balance at September 30, 2017	453	7.71	3.53	$3,281
Exercised	(179)	8.61	—
Forfeited	—	—	—
Expired	(47)	4.65	—
Balance at September 30, 2018	227	$7.64	2.94	$1,861
Options exercisable as of September 30, 2018	227	$7.64	2.94	$1,861
Options vested and expected to vest as of September 30, 2018	227	$7.64	2.94	$1,861
The intrinsic value of options exercised during 2018, 2017 and 2016 was $1.5 million, $2.5 million and $1.7 million, respectively. The total estimated fair value of options vested during 2018, 2017 and 2016 was zero, $22 thousand and $0.4 million respectively.
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

MODEL N, INC.
Notes to Consolidated Financial Statements

The following table summarizes the weighted-average assumptions used to estimate the fair value of rights to acquire stock granted under the Company’s ESPP plan during the periods presented:

	Fiscal Years Ended September 30,
	2018	2017	2016
Risk-free interest rate	1.73%	0.75%	0.38%
Dividend yield	—%	—%	—%
Volatility	28%	29%	34%
Expected term (in years)	0.50	0.50	0.50
Restricted Stock Units and Performance-based Restricted Stock Units
During the years ending September 30, 2018, 2017 and 2016, the Compensation Committee of the Board approved grants of performance-based restricted stock units to the Company’s certain senior officers, including the Chief Executive Officer and the Chief Financial Officer. Under the terms of these grants, the actual number of shares that will vest and be released will range from 0% to 250% of the grant based on the performance of the Company’s TSR relative to the TSR of the Index over a three-year period. No shares will vest and be released in the first year. In any of the two remaining years, no shares will vest and be released if the TSR of the Company’s common stock is below the 30th percentile relative to the Index; 100% of the grant will vest and be released if the Company’s TSR is at the 50th percentile relative to the Index; and 200% or 250% of the grant will vest and be released if the Company’s TSR is over the 90th percentile relative to the Index. These grants vest over a three-year period with 50% vesting on each of the second and the third annual anniversary of the vesting commencing date.  In addition, these grants have a “catch-up” provision such that if the Company’s TSR relative to the Index for the three-year period exceeds that of the two-year period, additional shares for the two-year period will vest and be released based on the three-year achievement level. These grants have a ten-year term, subject to their earlier termination upon certain events including the awardee’s termination of employment. As of September 30, 2018, 0.6 million shares were reserved for any additional release resulting from over-achievement relating to performance-based restricted stock units.
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
The grant date fair values of these awards were determined using the following assumptions:

	Fiscal Year Ended September 30,
	2018	2017	2016
Risk-free interest rate	2.42%-2.57%	1.32%-1.45%	0.86%-1.15%
Dividend yield	—	—	—
Volatility	39%-40%	38%-40%	45%

MODEL N, INC.
Notes to Consolidated Financial Statements

The following table summarizes the Company’s restricted stock unit activity (including performance based restricted stock awards) under all equity award plans:

	Restricted Stock Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Balance at September 30, 2015	2,302	$12.32
Granted	2,064	10.61
Released	(720)	10.50
Forfeited	(529)	11.24
Balance at September 30, 2016	3,117	$11.81
Granted	1,817	11.67
Released	(813)	10.58
Forfeited	(1,204)	10.65
Balance at September 30, 2017	2,917	$12.55
Granted	1,355	22.92
Released	(1,137)	13.99
Forfeited	(822)	18.57
Balance at September 30, 2018	2,313	$15.78

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
The total fair value of restricted stock and performance based restricted stock awards vested for the years ended September 30, 2018, 2017 and 2016 was $19.8 million, $8.6 million and $7.6 million, respectively.
The following table summarizes certain information of the unvested awards as of September 30, 2018:

	Restricted Stock Units (1)	ESPP
Total compensation cost for unvested (in millions)	$22.5	$0.4
Weighted-average period to recognize (in years)	2.2	0.4

(1):	Includes restricted stock units and performance-based restricted stock awards.

MODEL N, INC.
Notes to Consolidated Financial Statements

Stock-based Compensation
Stock-based compensation recorded in the statements of operations is as follows:

	Fiscal Years Ended September 30,
	2018	2017	2016
	(in thousands)
Cost of revenues:
SaaS and maintenance	$1,269	$1,007	$1,032
License and implementation	1,387	1,015	918
Total stock-based compensation in cost of revenues	2,656	2,022	1,950
Operating expenses:
Research and development	2,983	1,744	1,393
Sales and marketing	3,524	2,651	3,307
General and administrative	14,161	4,143	6,418
Total stock-based compensation in operating expenses	20,668	8,538	11,118
Total stock-based compensation	$23,324	$10,560	$13,068

10. Income Taxes
The components of loss before income taxes are as follows:

	Fiscal Years Ended September 30,
	2018	2017	2016
	(in thousands)
Domestic	$(31,312)	$(43,753)	$(34,527)
Foreign	3,078	921	1,751
Loss before taxes	$(28,234)	$(42,832)	$(32,776)
The components of the provision (benefit) for income taxes are as follows:

	Fiscal Years Ended September 30,
	2018	2017	2016
	(in thousands)
Current
Federal	$(110)	$—	$—
State	36	37	23
Foreign	439	647	140
	365	684	163
Deferred
Federal	(404)	(3,436)	150
State	12	(533)	22
	(392)	(3,969)	172
Total provision (benefit) for income taxes	$(27)	$(3,285)	$335

MODEL N, INC.
Notes to Consolidated Financial Statements

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	Fiscal Years Ended September 30,
	2018	2017	2016
	(in thousands)
Tax at statutory federal rate	$(6,854)	$(14,563)	$(11,147)
State tax, net of federal benefit	36	37	23
Permanent differences	1,006	692	370
Stock based compensation	(3,761)	(596)	201
Foreign tax rate differential	(308)	334	(453)
Change in valuation allowance	(13,785)	15,279	12,008
Research and development tax credits	(725)	(656)	(834)
Change in deferred tax liabilities	(392)	(3,390)	173
Change in federal statutory tax rate	24,828	—	—
Other	(72)	(422)	(6)
Total provision (benefit) for income taxes	$(27)	$(3,285)	$335

On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the Tax Legislation) was enacted in the United States (U.S.). The Tax Legislation significantly revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate to 21%, implementing a modified territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the Toll Charge), and limiting the deductibility of certain expenses, such as interest expense. As a fiscal-year taxpayer, certain provisions of the Tax Legislation impact the Company in fiscal year 2018, including the change in the corporate income tax rate and the Toll Charge, while other provisions will be effective starting at the beginning of fiscal year 2019. The U.S. federal income tax rate reduction was effective as of January 1, 2018. Accordingly, the Company’s federal statutory income tax rate for fiscal year 2018 reflects a blended rate of approximately 24.3%.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No.118 (SAB 118), which addresses how a company recognizes provisional estimates when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Legislation. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The final impact of the Tax Legislation may differ from the above provisional estimates due to changes in interpretations of the Tax Legislation, any legislative action to address questions that arise because of the Tax Legislation, by changes in accounting standard for income taxes and related interpretations in response to the Tax Legislation, and any updates or changes to estimates used in the provisional amounts.

The Company's provision for income taxes does not include provisions for foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign subsidiaries that we intend to reinvest indefinitely in our foreign subsidiaries.

The Company is subject to income taxes in U.S. federal and various state, local and foreign jurisdictions.  The tax years ended from September 2000 to September 2018 remain open to examination due to the carryover of unused net operating losses or tax credits.
Deferred tax assets and liabilities consisted of the following:

MODEL N, INC.
Notes to Consolidated Financial Statements

	As of September 30,
	2018	2017
	(in thousands)
Deferred tax assets:
Depreciation and amortization	$1,087	$842
Accruals and other	3,098	5,541
Deferred revenue	152	3,288
NOL carry-forward	58,245	68,190
Stock compensation	2,701	4,840
Research and development tax credits	11,895	9,792
Total deferred tax assets	77,178	92,493
Valuation allowance	(67,879)	(78,003)
Net deferred tax assets	9,299	14,490
Deferred tax liabilities:
Intangibles	(9,398)	(14,983)
Net deferred tax liabilities	$(99)	$(493)
A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a full valuation allowance to offset net deferred tax assets at September 30, 2018, 2017, and 2016 due to the uncertainty of realizing future tax benefits from its net operating loss carry-forwards and other deferred tax assets. The net decrease in the total valuation allowance for the year ended September 30, 2018 was approximately $10.1 million. Due to the reduction in the U.S. federal income tax rate, deferred tax balances decreased by approximately $24.9 million.
At September 30, 2018, the Company has federal and state net operating loss carry-forwards of approximately $232.0 million and $606.2 million, respectively. The federal and state net operating losses will begin expiring in 2021 and 2019, respectively. At September 30, 2018, the Company had federal and state research and development credit carry forwards of approximately $6.1 million and $7.4 million, respectively. The federal research and development credit carry-forwards will begin expiring in 2020. The California and Massachusetts tax credit can be carried forward indefinitely.
The Company adopted ASU 2015-17 in the beginning of fiscal year 2018. The adoption of ASU 2015-17 did not have a material impact on the Company's consolidated financial statements.
The Company has adopted ASU 2016-09 in fiscal year 2018 and has elected to continue to estimate its forfeiture rate. The ASU 2016-09 is considered effective from the beginning of the year of adoption. In the year of adoption, the ASU requires that the cumulative effect adjustment be recorded to retained earnings. Due to full valuation allowance, there is no cumulative effect adjustment to record and the adoption of this ASU has no material impact in the Company’s consolidated financial statements.
As of September 30, 2018, the Company had unrecognized tax benefits of approximately $3.5 million. It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the next twelve months. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2018, there was a liability of $0.1 million related to uncertain tax positions recorded on the financial statements.
Internal Revenue Code section 382 places a limitation (Section 382 Limitation) on the amount of taxable income can be offset by net operating (NOL) carry-forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. Generally, after a control change, a loss corporation cannot deduct NOL carry-forwards in excess of the Section 382 limitation. An IRC Section 382 analysis has been performed as of September 30, 2018 and determined there would be no effect on the NOL deferred tax asset if ownership changes occurred.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

MODEL N, INC.
Notes to Consolidated Financial Statements

	Fiscal Years Ended September 30,
	2018	2017	2016
	(in thousands)
Unrecognized tax benefits at the beginning of the period	$3,143	$3,310	$3,119
Gross decrease based on tax positions during the prior period	(143)	(584)	(147)
Gross increase based on tax positions during the prior period	94	—	—
Gross increase based on tax positions during the current period	375	417	338
Unrecognized tax benefits at the end of the period	$3,469	$3,143	$3,310

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

	Fiscal Years Ended September 30,
	2018	2017	2016
	(in thousands, except per share data)
Numerator:
Basic and diluted:
Net loss attributable to common stockholders	$(28,207)	$(39,547)	$(33,111)
Denominator:
Basic and diluted:
Weighted Average Shares Used in Computing Net Loss per Share Attributable to Common Stockholders	30,370	28,649	27,379
Net Loss per Share Attributable to Common Stockholders:
Basic and diluted	$(0.93)	$(1.38)	$(1.21)
The following weighted average shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Fiscal Years Ended September 30,
	2018	2017	2016
	(in thousands)
Stock options	164	414	650
Performance-based restricted stock units and restricted stock units	1,709	1,074	736

MODEL N, INC.
Notes to Consolidated Financial Statements

12. Geographic Information
The Company has one operating segment with one business activity - developing and monetizing revenue management solutions.
Revenues from External Customers
Revenues from customers outside the United States were 12%, 11% and 10% of total revenues for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. No single jurisdiction outside of the United States had revenues in excess of 10%.
Long-Lived Assets
The following table sets forth the Company’s property and equipment, net by geographic region:

	As of September 30,
	2018	2017
	(in thousands)
United States	$1,809	$3,867
India	337	744
Total property and equipment, net	$2,146	$4,611

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018 using the criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our evaluation under the COSO framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The effectiveness of our internal control over financial reporting as of September 30, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    Other Information
None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Information about our Executive Officers and our Directors is incorporated by reference to information contained in the Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2018.
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
ITEM 11.    Executive Compensation
The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2018.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2018.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2018.
ITEM 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2018.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)	The following documents filed as a part of the report:

(1)	Financial Statements
The financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedule
Schedule II - Valuation and qualifying accounts
The table below presents the changes in the allowance for doubtful accounts for the fiscal years ended September 30, 2018, 2017, and 2016, respectively.

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Write-offs and Deductions	Balance at End of Period
Allowance for doubtful receivables
For the Year Ended September 30, 2018	$85	172	85	$172
For the Year Ended September 30, 2017	$—	85	—	$85
For the Year Ended September 30, 2016	$—	—	—	$—
Valuation allowance for deferred tax assets
For the Year Ended September 30, 2018	$78,003	10,708	20,832	$67,879
For the Year Ended September 30, 2017	$56,113	21,890	—	$78,003
For the Year Ended September 30, 2016	$42,128	13,985	—	$56,113

(3)	Exhibits
The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-35840	3.1	5/10/2013
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-35840	3.2	5/10/2013
4.1	Form of Registrant’s Common Stock certificate	S-1	333-186668	4.01	3/7/2013
4.2	Amended and Restated Investor Rights Agreement dated December 12, 2003 by and among Registrant and certain of its stockholders	S-1	333-186668	4.02	2/13/2013
10.1	Form of Indemnity Agreement to be entered into between Registrant and each of its officers and directors	S-1	333-186668	10.01	3/12/2013
10.2†	2000 Stock Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.02	2/13/2013
10.3†	2010 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.03	2/13/2013
10.4†	2013 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.04	3/7/2013
10.5†	2013 Employee Stock Purchase Plan	S-8	333-187388	99.4	3/20/2013
10.6†	Employment offer letter dated May 7, 2017 and Amendment 1 dated May 8, 2017 by and between Registrant and David Barter.	10-K	001-35840	10.07	11/15/2017

10.7†	Employment offer letter dated December 9, 2016 by and between Registrant and Russell Mellott.	10-K	001-35840	10.08	11/15/2017
10.8†	Form of Restricted Stock Unit Agreement	10-K	001-35840	10.12	12/6/2013
10.9	Sublease by and between Dynatrace LLC and Registrant dated August 8, 2017	10-K	001-35840	10.10	11/15/2017
10.10†	Transition agreement dated May 7, 2018 and Amendment 1 dated June 29, 2018 by and between Registrant and Zack Rinat	10-Q	001-35840	10.1	8/8/2018
10.11†	Employment agreement dated May 7, 2018 by and between Registrant and Jason Blessing	10-Q	001-35840	10.2	8/8/2018
10.1	Credit Agreement by and between Wells Fargo Bank, National Association and Registrant dated May 4, 2018	10-Q	001-35840	10.3	8/8/2018
21.1	List of Subsidiaries of Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on the signature page to this report)					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates a management contract or compensatory plan.

*
These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Mateo, State of California, on this 16th day of November 2018.

MODEL N, INC.

By:	/S/ DAVID BARTER
David Barter
Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason Blessing or David Barter, or any of them, his attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JASON BLESSING	Chief Executive Officer (Principal Executive Officer)	November 16, 2018
Jason Blessing

/S/ DAVID BARTER	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	November 16, 2018
David Barter

Additional Directors:

/S/ CHARLES J. ROBEL	Director	November 16, 2018
Charles J. Robel

/S/ MELISSA FISHER	Director	November 16, 2018
Melissa Fisher

/S/ DAVID BONNETTE	Director	November 16, 2018
David Bonnette

/S/ TIM ADAMS	Director	November 16, 2018
Tim Adams

/S/ ALAN HENRICKS	Director	November 16, 2018
Alan Henricks

/S/ BALJIT DAIL	Director	November 16, 2018
Baljit Dail