Form 10-Q
period 2018-12-31
MODEL N, INC.
filed 2019-02-06
CIK 1118417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of January 25, 2019, the registrant had 31,542,532 shares of common stock, $0.00015 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MODEL N, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	As of December 31, 2018	As of September 30, 2018
Assets
Current assets:
Cash and cash equivalents	$52,178	$56,704
Accounts receivable, net of allowance for doubtful accounts of $151 as of December 31, 2018 and $172 as of September 30, 2018	27,556	28,273
Prepaid expenses	2,494	3,631
Other current assets	2,257	455
Total current assets	84,485	89,063
Property and equipment, net	1,709	2,146
Goodwill	39,283	39,283
Intangible assets, net	33,226	34,597
Other assets	3,582	1,064
Total assets	$162,285	$166,153
Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable	$3,387	$1,664
Accrued employee compensation	8,608	14,211
Accrued liabilities	3,452	3,182
Deferred revenue, current portion	42,335	52,176
Long term debt, current portion	1,750	1,375
Total current liabilities	59,532	72,608
Long term debt	51,815	52,329
Other long-term liabilities	821	1,182
Total liabilities	112,168	126,119
Commitments and contingencies
Stockholders' equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 31,535 and 31,444 shares issued and outstanding at December 31, 2018 and September 30, 2018, respectively	5	5
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	249,053	244,814
Accumulated other comprehensive loss	(1,099)	(1,285)
Accumulated deficit	(197,842)	(203,500)
Total stockholders' equity	50,117	40,034
Total liabilities and stockholders' equity	$162,285	$166,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Revenues:
Subscription	$25,202	$23,847
Professional services	9,875	15,220
Total revenues	35,077	39,067
Cost of revenues:
Subscription	8,738	9,615
Professional services	7,829	7,194
Total cost of revenues	16,567	16,809
Gross profit	18,510	22,258
Operating expenses:
Research and development	7,412	9,068
Sales and marketing	8,052	8,492
General and administrative	6,156	8,731
Total operating expenses	21,620	26,291
Loss from operations	(3,110)	(4,033)
Interest expense, net	733	1,423
Other expenses, net	285	125
Loss before income taxes	(4,128)	(5,581)
Provision (benefit) for income taxes	598	(324)
Net loss	$(4,726)	$(5,257)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.15)	$(0.18)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	31,488	29,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Net loss	$(4,726)	$(5,257)
Other comprehensive income (loss), net:
Change in foreign currency translation adjustment	186	109
Total comprehensive loss	$(4,540)	$(5,148)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,726)	$(5,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,842	2,265
Stock-based compensation	4,203	4,036
Amortization of debt discount and issuance cost	111	236
Amortization of capitalized contract acquisition costs	373	—
Other non-cash charges	(22)	(491)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	162	(13,846)
Prepaid expenses and other assets	383	363
Deferred cost of implementation services	—	191
Accounts payable	1,836	1,216
Accrued employee compensation	(5,579)	(5,896)
Other accrued and long-term liabilities	(471)	(703)
Deferred revenue	(2,373)	8,145
Net cash used in operating activities	(4,261)	(9,741)
Cash flows from investing activities:
Purchases of property and equipment	(141)	(60)
Net cash used in investing activities	(141)	(60)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of employee stock purchase plan	36	552
Principal payments on loan	(250)	—
Net cash provided by (used in) financing activities	(214)	552
Effect of exchange rate changes on cash and cash equivalents	90	15
Net decrease in cash and cash equivalents	(4,526)	(9,234)
Cash and cash equivalents
Beginning of period	56,704	57,558
End of period	$52,178	$48,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	The Company and Significant Accounting Policies and Estimates
Model N, Inc. (referred to herein as "Model N", “we,” “us,” “our,” and “the Company”) was incorporated in Delaware on December 14, 1999. The Company is a provider of cloud revenue management solutions for the pharmaceutical, semiconductor and high tech manufacturing. The Company’s solutions enable its customers to maximize revenues and reduce revenue compliance risk by transforming their revenue life cycle from a series of tactical, disjointed operations into a strategic end-to-end process, which enables them to manage the strategy and execution of pricing, contracting, incentives and rebates. The Company’s corporate headquarters are located in San Mateo, California, with additional offices in the United States, India and Switzerland.
Fiscal Year
The Company’s fiscal year ends on September 30. References to fiscal year 2019, for example, refer to the fiscal year ending September 30, 2019.
Basis for Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2018. There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended September 30, 2018 included in the Annual Report on Form 10-K, except for changes associated with revenue recognition resulting from the adoption of Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" (ASC 606) and the addition of a hedging policy.
In the opinion of management, the unaudited interim consolidated financial statements include all the normal recurring adjustments necessary to present fairly the condensed consolidated financial statements. The results of operations for the three months ended December 31, 2018 were not necessarily indicative of the operating results for the full fiscal year 2019 or any future periods.
The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

Change in Presentation

Previously, the Company presented revenue and cost of revenue on two lines: “SaaS and maintenance” and “License and implementation”. Historically, the Company’s growth was driven by the sale of on-premise solutions. Over the last few years, the Company shifted its focus to selling cloud-based software. As a result of the Company's business model transition from an on-premise to a software-as-a-service model, the Company has updated the presentation in the first quarter of fiscal year 2019 to present the revenue and cost of revenue line items within its Consolidated Statements of Operations with the break-out between two new lines called "Subscription" and "Professional services". Revenues and cost of revenues in prior periods have been reclassified in this filing to conform to the new presentation. This change in presentation does not affect the Company’s previously-reported total revenues and total cost of revenues.

Subscription

Subscription revenues primarily include contractual arrangements with customers accessing the Company's cloud-based solutions. Subscription revenues also include revenues associated with maintenance and support and managed support services. Maintenance and support revenue include post-contract customer support and the right to unspecified software updates and enhancements on a when and if available basis from customers using on-premise solutions. Managed support services revenue includes supporting, managing and administering our software solutions, and providing additional end user support. Term-based licenses for current products with the right to use unspecified future versions of the software and maintenance and support during the coverage period are also included in subscription revenues.

Professional services

Professional services revenues primarily include fees generated from implementation, cloud configuration, on-site support and other consulting services. Also included in professional services revenues are other revenues, including revenues related to training and customer-reimbursed expense. It also includes services related to software licenses for our on-premise solutions.
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

Updated Significant Accounting Policies

Revenue Recognition

The Company derives its revenues primarily from subscription revenues and professional services revenues and applies the following framework to recognize revenue.

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company enters into contracts with customers that can include various combinations of services which are generally distinct and accounted for as separate performance obligations. As a result, the Company's contracts may contain multiple performance obligations. The Company determines whether the services are distinct based on whether the customer can benefit from the service on its own or together with other resources that are readily available and whether the Company's commitment to transfer the product or service to the customer is separately identifiable from other obligations in the contract. The Company generally considers its cloud-based subscription offerings, maintenance and support, managed service support, professional services and training to be distinct performance obligations. Term-based licenses generally have two performance obligations: software licenses and software maintenance.

The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services and products to the customer. Variable consideration (if any) is estimated and included in the transaction price if, in the Company’s judgment, it is probable that there will not be a significant future reversal of cumulative revenue under the contract. The Company typically does not offer contractual rights of return or concessions.

For contracts that contain multiple performance obligations, the transaction price is allocated to each performance obligation based on their relative standalone selling price (“SSP”). SSP is estimated for each distinct performance obligation and judgment may be involved in the determination. The Company determines SSP using information that may include market conditions and other observable inputs. The Company evaluates SSP for its performance obligations on a quarterly basis.

Revenue is recognized when control of these services is transferred to our customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for these services. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that the Company's contracts generally do not include a significant financing component.

Subscription revenue related to cloud-based solutions, maintenance and support and managed service and support revenues are generally recognized ratably over the contractual term of the arrangement beginning on the date that the Company's service is made available to the customer. These arrangements, in general, are committed one to three year terms. For term-based license contracts, the transaction price allocated to the software element is recognized when it is made available to the customer. The transaction price allocated to the related support and updates are recognized ratably over the contract term. Term-based license arrangements may include termination rights that limit the term of the arrangement to a month, quarter or year.

Professional services revenues are generally recognized as the services are rendered for time and materials contracts or on a proportional performance basis for fixed price contracts. The majority of the Company's professional services contracts are on a time and materials basis. Revenue from training and customer-reimbursed expenses is recognized as the Company delivers these services. The Company’s implementation projects generally have a term ranging from a few months to twelve months and may be terminated by the customer at any time.

Capitalized Contract Acquisition Costs
The Company capitalizes incremental costs incurred to acquire contracts with customers, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. The Company incurs these costs in connection with both initial contracts and renewals. The costs in connection with initial contracts and renewals are deferred and amortized over an expected customer life of five years and over the renewal term, respectively, which corresponds to the period of benefit to the customer. The Company determined the period of benefit by considering the Company's history of customer relationships, length of customer contracts, technological development and obsolescence and other factors. The current and non-current portion of capitalized contract acquisition costs are included in other current assets and other assets on the Company's Condensed Consolidated Balance Sheets. Amortization expense is included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Operations.
Hedging

Cash Flow Hedging—Hedges of Forecasted Foreign Currency Operation Costs

The Company's customers typically pay in U.S. dollars; however, in foreign jurisdictions, the Company's expenses are typically denominated in local currency. The Company may use foreign exchange forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts are generally one month to one year in duration.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The Company records changes in the fair value of these cash flow hedges in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets, until the forecasted transaction occurs, at which point, the related gain or loss on the cash flow hedge is reclassified to the financial statement line item to which the derivative relates. In the event the underlying forecasted transaction does not occur or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge is also reclassified into earnings from accumulated other comprehensive income (loss). If the Company does not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recognized immediately in the same financial statement line item to which the derivative relates.

Hedge Effectiveness

For foreign currency hedges designated as cash flow hedges, the Company elected to utilize the Critical Terms Method to determine if the hedges are highly effective and thus, eligible for hedge accounting treatment. The Company evaluates the effectiveness of the foreign exchange contracts on a quarterly basis.

New Accounting Pronouncements
Recently Adopted Accounting Guidance
In May 2014, the Financial Accounting Standards Board ("FASB") issued a new standard, ASU 2014-09, Revenue from Contracts with Customers, as amended, which superseded nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. ASC 606 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.

On October 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of October 1, 2018, and recorded adjustments to decrease the accumulated deficit by approximately $10.4 million. Results for reporting periods beginning after October 1, 2018 are presented under ASC 606. Prior period amounts are not adjusted and continue to be reported under accounting standards in effect for those periods.

ASC 606 primarily impacted the Company's revenue recognition for on-premise solutions, which contained deliverables within the scope of ASC 985-605, Software-Revenue Recognition, by eliminating the requirement to have VSOE for undelivered elements, which accelerated the timing of revenue recognition. In addition, ASC 606 impacted the Company's expenses as the guidance required incremental contract acquisition costs (such as sales commissions) for customer contracts to be capitalized and amortized on a systematic basis that is consistent with the pattern of transfer to the customer of the goods or services to which the capitalized cost relates, rather than expense them immediately as under the previous standard.

The cumulative effect of the changes made to the Company's Condensed Consolidated Balance Sheets as of October 1, 2018 from the adoption of ASC 606 was as follows:

Balance Sheet (in thousands)	Balance at September 30, 2018	Cumulative effect adjustments due to the adoption of ASC 606	Balance at October 1, 2018
Assets
Accounts receivables, net	$28,273	$(579)	$27,694
Other current assets	455	1,668	2,123
Other assets	1,064	2,142	3,206
Liabilities
Accrued liabilities	3,182	600	3,782
Deferred revenue, current portion	52,176	(7,753)	44,423
Stockholders' Equity
Accumulated deficit	$(203,500)	$10,384	$(193,116)

The cumulative effect adjustment on accounts receivable, net in the Company's Condensed Consolidated Balance Sheets is related to unbilled accounts receivable for which revenue is recognized in advance of billings but the Company does not have the unconditional right to the consideration. Under ASC 606, these amounts are reclassified from accounts receivable, net to other current assets. The cumulative effect adjustment on other current assets and other assets line items in the Condensed Consolidated Balance Sheets is caused by the requirement in ASC 606 to capitalize incremental costs incurred to acquire contracts with customers. In prior periods, these costs were expensed as incurred under ASC 605. The cumulative effect adjustment included in accrued liabilities in the Company's Condensed Consolidated Balance Sheets is related to reclassifying refundable amounts associated with customer contracts from deferred revenue under ASC 606. The cumulative effect adjustment on deferred revenue is primarily driven by ASC 606 which accelerated the timing of revenue recognition by eliminating the requirement to have VSOE for undelivered elements.

The following table summarize the effects of adopting ASC 606 on the Condensed Consolidated Balance Sheets as of December 31, 2018:

Balance Sheet (in thousands)	As Reported	Adjustments	As if presented under ASC 605
Assets
Accounts receivables, net	$27,556	$603	$28,159
Other current assets	2,257	(1,874)	383
Other assets	3,582	(2,504)	1,078
Liabilities
Accrued liabilities	3,452	(360)	3,092
Deferred revenue, current portion	42,335	7,330	49,665
Stockholders' Equity
Accumulated deficit	(197,842)	10,745	(187,097)
The following table summarize the effects of adopting ASC 606 on the Condensed Consolidated Statements of Operations for the three months period ended December 31, 2018:

Statements of Operations (in thousands, except for EPS)	As Reported	Adjustments	As if presented under ASC 605
Revenues
Subscription	$25,202	$(49)	$25,153
Professional services	9,875	232	10,107
Total revenues	35,077	183	35,260
Cost of professional services	7,829	47	7,876
Sales and marketing	8,052	497	8,549
Total operating expenses	21,620	497	22,117
Loss from operations	(3,110)	(361)	(3,471)
Loss before income taxes	(4,128)	(361)	(4,489)
Net loss	(4,726)	(361)	(5,087)
Basic and diluted EPS	(0.15)	(0.01)	(0.16)

The impact to the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2018 as a result of adopting ASC 606 was not significant.

Other Recently Adopted Accounting Guidance
On August 28, 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging, requiring expanded hedge accounting for both non-financial and financial risk components and refining the measurement of hedge results to better reflect an entity's hedging strategies. The updated standard also amends the presentation and disclosure requirements and changes how entities assess hedge effectiveness. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. The Company early adopted this guidance beginning in the first quarter of fiscal year 2019. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The Company adopted this guidance beginning in the first quarter of fiscal year 2019 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments in this guidance change the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. The Company adopted this guidance beginning in the first quarter of fiscal year 2019 on a prospective basis. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230): Clarifying the classification and presentation of restricted cash in the statement of cash flows. The standard requires that restricted cash and restricted cash equivalents are included in the cash and cash equivalents balance in the statement of cash flows. Further, reconciliation between the balance sheet and statement of cash flows is required when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Therefore, transfers between these balances should no longer be presented as a cash flow activity. The Company adopted this guidance beginning in the first quarter of fiscal year 2019. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Providing clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance beginning in the first quarter of fiscal year 2019. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), guidance on the recognition and measurement of leases. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance will be effective for the Company beginning in the first quarter of fiscal year 2020 and early adoption is permitted. The Company expects to adopt this guidance on a modified retrospective basis in the first quarter of fiscal year 2020. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment. This new accounting standard update simplifies the measurement of goodwill by eliminating the step two impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The new guidance requires a comparison of the Company’s fair value of a reporting unit with the carrying amount and the Company is required to recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. Additionally, the Company should consider income tax effects from any tax deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

2.	Revenues from Contracts with Customers

Revenue Recognition

The Company derives its revenues primarily from subscription revenues and professional services revenues. See Note 1, The Company and Significant Accounting Policies and Estimates, for additional information.
Disaggregation of Revenues

See Note 12, Geographic Information, for information on revenue by geography.

Customer Contract Balances

The timing of revenue recognition, billings and cash collections result in accounts receivables and deferred revenue.

(in thousands)	As of October 1, 2018(1)	As of December 31, 2018	Change
Accounts receivable, net	27,694	27,556	(138)
Contract asset	579	603	24
Deferred revenue	44,854	42,480	(2,374)
Capitalized contract acquisition costs	3,324	3,821	497
(1) Includes cumulative effect adjustments made to these accounts on October 1, 2018 due to the adoption of ASC 606.

Accounts Receivable

Accounts receivable represents the Company's right to consideration that is unconditional, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of accounts.

Contract Asset

Contract asset represents revenue that has been recognized for satisfied performance obligation, but for which the Company does not have an unconditional right to consideration.

Deferred Revenue

Deferred revenue, which is a contract liability, consists of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred.
The non-current portion of deferred revenue is included in other long-term liabilities in the Condensed Consolidated Balance Sheets. During the three months ended December 31, 2018, the Company recognized revenue of $18.0 million that was included in the deferred revenue balances at the beginning of the period.

Capitalized Contract Acquisition Costs

In connection with the adoption of ASC 606, the Company began to capitalize incremental costs incurred to acquire contracts with customers. See Note 1, The Company and Significant Accounting Policies and Estimates, for additional information. Capitalized contract acquisition costs were $3.8 million and $3.3 million as of December 31, 2018 and October 1, 2018, respectively. As of December 31, 2018, the current and non-current portion of capitalized contract acquisition costs are $1.3 million and $2.5 million, respectively. The Company amortized $0.4 million of contract costs during the three months ended December 31, 2018.

For the three months ended December 31, 2018, no impairment loss related to customer contract balances was recognized in the Condensed Consolidated Statement of Operations.

Customer Deposits

Customer deposits primarily relate to payments received from customers which could be refundable pursuant to the terms of the arrangement. These amounts are included in accrued liabilities on the Condensed Consolidated Balance Sheets.

Standard payment terms to customers generally range from thirty to ninety days; however, payment terms and conditions in our customer contracts may vary. In some cases, customers prepay for subscription and services in advance of the delivery; in other cases, payment is due as services are performed or in arrears following the delivery.

Performance Obligations

Remaining performance obligations represent non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. The aggregate amount of the transaction price allocated to performance obligations either not satisfied or partially unsatisfied was approximately $81.6 million as of December 31, 2018, approximately 67% of which we expect to recognize as revenue over the next 12 months and the remainder thereafter.

3.	Intangible Assets

	Estimated	As of December 31, 2018
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Intangible Assets:
Developed technology	5-6	$12,083	$(6,924)	$5,159
Backlog	5	280	(280)	—
Customer relationships	3-10	36,599	(8,532)	28,067
Total		$48,962	$(15,736)	$33,226

	Estimated	As of September 30, 2018
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Intangible Assets:
Developed technology	5-6	$12,083	$(6,448)	$5,635
Backlog	5	280	(275)	5
Customer relationships	3-10	36,599	(7,642)	28,957
Total		$48,962	$(14,365)	$34,597

The Company recorded amortization expense related to the acquired intangible assets of $1.4 million and $1.4 million for the three months ended December 31, 2018 and 2017, respectively.
Estimated future amortization expense for the intangible assets as of December 31, 2018 is as follows (in thousands):

2019 (remaining 9 months)	$4,095
2020	4,751
2021	4,687
2022	4,687
2023 and thereafter	15,006
Total future amortization	$33,226

4.	Debt
Term Loan
In connection with the Revitas acquisition, on January 5, 2017, the Company entered into a Financing Agreement ("Financing Agreement") by and among the Company, the Subsidiaries, as guarantors, Crystal Financial SPV, LLC and TC Lending, LLC, pursuant to which the lenders extended a term loan to the Company in an aggregate principal amount of $50.0 million.
In May 2018, this term loan was extinguished and repaid in full in part from the proceeds of the refinancing with Wells Fargo Bank, N. A. (Wells Fargo), as discussed below. The Company was in compliance with all of the covenants described in the Financing Agreements through the payoff in May 2018.
Term Loan – Wells Fargo

On May 4, 2018, the Company and certain of its subsidiaries entered into a Credit Agreement ("Credit Agreement") by and among the Company, Wells Fargo, as Administrative Agent, and the lenders party thereto ("Lenders"), pursuant to which the Lenders extended a term loan to the Company in an aggregate principal amount of $50.0 million and agreed to establish an additional revolving line of credit up to an aggregate principal amount of $5.0 million. In part from the proceeds of this refinancing, the Company repaid in full the existing term loan under the Financing Agreement dated January 5, 2017.

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

For the quarter ended December 31, 2018, the Company’s interest rate is at the LIBOR rate plus 4.50%.

Certain United States subsidiaries of the Company ("Guarantors") and the Company have entered into a guaranty and security agreement pursuant to which the Guarantors have agreed to guarantee the Company’s payment of its obligations under the Credit Agreement, and pursuant to which the Company’s and Guarantors’ obligations under the Credit Agreement and the guaranty and security agreement are secured by substantially all of their assets.
The Company may voluntarily prepay the term loan, with any such prepayment applied against the remaining installments of principal of the term loan on a pro rata basis; provided, that at the election of the Company, one such prepayment made prior to January 2, 2019 in an amount not to exceed $5.0 million may be applied against the remaining installments of principal in the direct order of maturity. The Company is required to repay the term loan with proceeds from the sale of assets, the receipt of certain insurance proceeds, litigation proceeds or indemnity payments, or the incurrence of debt (in each case subject to certain exceptions). The Company made approximately $4.8 million of principal payment on January 2, 2019.
The Credit Agreement requires the Company and its subsidiaries to maintain certain financial covenants, including maintaining consolidated liquidity (cash in the United States plus revolving credit line availability) of at least $15.0 million, minimum levels of maintenance and subscription fee revenue and, if liquidity is less than $30.0 million for 90 consecutive days, leverage ratio not greater than 3.5 to 1.00. The Credit Agreement also requires the Company and Guarantors to maintain certain non-financial covenants, including covenants that restrict their ability to dispose of assets, change the Company's organizational documents, merge with or acquire (or make investments in ) other entities, or incur other indebtedness or liens. The Credit Agreement also provides for customary events of default, including failure to pay amounts due or to comply with covenants, default on other indebtedness, or a change of control with respect to the Company.
The Company was in compliance with the financial covenant requirements as of December 31, 2018.
Promissory Notes
Also in connection with the Revitas acquisition, the Company incurred $10.0 million in debt in the form of two promissory notes with the sellers, one which matured on July 5, 2018 and the other which will mature on January 5, 2020. The fair value of the promissory notes of $8.6 million was determined based on discounted future cash flows at a 9.96% interest rate, which represents an arm’s length interest rate. The Company paid the first promissory note of $5.0 million on July 5, 2018. The remaining promissory note bears interest at the rate of 3.0% per annum, and is subject to a right of set-off as partial security for the indemnification obligations of the target’s stockholders under the Merger Agreement. The remaining promissory note is subordinate to the term loan with Wells Fargo.

As of December 31, 2018, the term loan with Wells Fargo and the promissory note consisted of the following:

Amount
(in thousands)
Principal	$54,500
Unamortized debt discount and issuance costs	(935)
Net carrying amount	$53,565

As of December 31, 2018, the carrying value of the debt approximates fair value. The Company classified the debt under Level 2 of the fair value measurement hierarchy as the instruments are not actively traded.

The Company incurred approximately $0.7 million in transaction costs in connection with the term loan with Wells Fargo in fiscal year 2018. These costs are included as part of the Company’s debt. The effective interest rate for the term loan with Wells Fargo is 7.20% and the 36 month promissory note is 9.89%.
The future scheduled principal payments for the term loan with Wells Fargo and promissory notes as of December 31, 2018 were as follows (in thousands).

Fiscal Year
2019 (remaining 9 months)	$1,125
2020	7,813
2021	3,750
2022	3,750
2023	38,062
Total	$54,500

On January 2, 2019, the Company prepaid approximately $4.8 million of principal payment of Wells Fargo's term loan, which includes the remaining principal payments due in fiscal year 2019.

5.	Derivative Instruments and Hedging

The Company enters into foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated expenses in the normal course of business. The Company does not enter into foreign exchange forward contracts for speculative purposes. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign exchange rate movements. The Company does not use any of the derivative instruments for trading purposes.

The Company entered into foreign currency forward contracts on December 24, 2018. The impact of the hedging activities was immaterial for the period ended December 31, 2018. For the three months ended December 31, 2018, there were no net gains or losses recognized relating to hedges of forecasted transactions that did not occur.

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. As of December 31, 2018, the notional amounts of the Company's outstanding foreign currency forward contracts designated as cash flow hedges is approximately $5.0 million.

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
The Company’s Level 1 assets consist of cash equivalents. These instruments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.
The table below sets forth the Company’s cash equivalents as of December 31, 2018 and September 30, 2018, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of December 31, 2018
Assets:
Cash equivalents	$42,079	$—	$—	$42,079
Total	$42,079	$—	$—	$42,079
As of September 30, 2018
Assets:
Cash equivalents	$43,741	$—	$—	$43,741
Total	$43,741	$—	$—	$43,741

The Company’s cash equivalents as of December 31, 2018 and September 30, 2018 consisted of money market funds with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2018 and September 30, 2018. The Company’s financial instruments not measured at fair value on a recurring basis include cash, accounts receivable, accounts payable and accrued liabilities, and are reflected in the financial statements at cost and approximate their fair value due to their short-term nature.

The carrying value of the term loan with Wells Fargo approximates fair value since the term loan bears interest at rates that fluctuate with the changes in the Base Rate or the LIBOR Rate as selected by the Company. The carrying value of promissory note approximates its fair value as of December 31, 2018.

7.	Stock-based Compensation
As of December 31, 2018, 4.3 million shares were available for future stock awards under the Company’s equity plans and any additional releases resulting from an over-achievement relating to performance-based restricted stock units.  There were no stock options granted during the three months ended December 31, 2018 and 2017, respectively.
The following table summarizes the stock option activity and related information under all equity plans:

	Number of Shares (thousands)	Weighted Average Exercised Price	Weighted Average Remaining Contract Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at September 30, 2018	227	$7.64	2.94	$1,861
Granted	—	—	—
Exercised	(7)	5.45	—
Forfeited	—	—	—
Expired	(2)	13.50	—
Balance at December 31, 2018	218	$7.65	2.77	$1,223
Options exercisable as of December 31, 2018	218	$7.65	2.77	$1,223
Options vested and expected to vest as of December 31, 2018	218	$7.65	2.77	$1,223

The following table summarizes the Company’s restricted stock unit activity which includes performance-based restricted stock units under all equity plans:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
	(in thousands)
Balance at September 30, 2018	2,313	$15.78
Granted	990	13.73
Released	(84)	15.19
Forfeited	(56)	12.97
Balance at December 31, 2018	3,163	$15.20

Stock-based compensation recorded in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended December 31,
	2018	2017
	(in thousands)
Cost of revenues:
Subscription	$460	$251
Professional services	479	319
Total stock-based compensation in cost of revenues	939	570
Operating expenses:
Research and development	764	657
Sales and marketing	1,145	871
General and administrative	1,355	1,938
Total stock-based compensation in operating expenses	3,264	3,466
Total stock-based compensation	$4,203	$4,036

8.	Stockholders' Equity

The components of stockholders' equity as of December 31, 2018 and 2017, and changes during the three months ended December 31, 2018 and 2017 were as follows ($ in thousands, except share data):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at September 30, 2018	31,444	$5	$244,814	$(1,285)	$(203,500)	$40,034
Cumulative effect of a change in accounting principal	—	—	—	—	10,384	10,384
Issuance of common stock upon exercise of stock options	7	—	36	—	—	36
Issuance of common stock upon release of restricted stock units	84	—	—	—	—	—
Stock-based compensation	—	—	4,203	—		4,203
Other comprehensive loss	—	—	—	186	—	186
Net loss	—	—	—	—	(4,726)	(4,726)
Balance at December 31, 2018	31,535	$5	$249,053	$(1,099)	$(197,842)	$50,117

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at September 30, 2017	29,323	$4	$217,052	$(502)	$(175,293)	$41,261
Issuance of common stock upon exercise of stock options	62	—	551	—	—	551
Issuance of common stock upon release of restricted stock units	89	—	—	—	—	—
Stock-based compensation	—	—	4,036	—	—	4,036
Other comprehensive loss	—	—	—	109	—	109
Net loss	—	—	—	—	(5,257)	(5,257)
Balance at December 31, 2017	29,474	$4	$221,639	$(393)	$(180,550)	$40,700

9.	Income Taxes

On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the "Tax Legislation") was enacted in the United States (U.S.). The Tax Legislation significantly revised U.S. corporate income taxes by, among other things, lowering the corporate income tax rate to 21%, implementing a modified territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the "Toll Charge"), and limiting the deductibility of certain expenses, such as interest expense. As a fiscal-year taxpayer, certain provisions of the Tax Legislation impacted the Company in fiscal year 2018, including the change in the corporate income tax rate and the Toll Charge, while other provisions were effective starting at the beginning of fiscal year 2019.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No.118 ("SAB 118"), which addresses how a company recognizes provisional estimates when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Legislation. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. As of December 31, 2018, the measurement period ended and there was no adjustment made to provisional estimates under SAB 118.

Prior to the first quarter of fiscal year 2019, the Company's provision for income taxes did not include provisions for foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign subsidiaries that the Company intends to reinvest indefinitely. The current Tax Legislation generally allows companies to make distributions of non-U.S. earnings to the U.S. without incurring additional federal income tax. As a result, the Company expects to repatriate future foreign earnings in certain foreign jurisdictions over time. The Company recorded a deferred tax liability for the additional non-U.S. taxes that are expected to be incurred related to the repatriation of these earnings. During the period ended December 31, 2018, the Company repatriated $2.5 million of foreign subsidiary earnings to the U.S. (in the form of cash) and paid foreign withholding taxes of $0.5 million.
The Company recorded an income tax (benefit) expense of $0.6 million and $(0.3) million, representing effective income tax rates of 14.5% and (5.8)%, for the three months ended December 31, 2018 and 2017, respectively. The income tax expense for the three months ended December 31, 2018 is primarily related to the foreign withholding taxes on dividend distributions, state minimum taxes and foreign taxes on our profitable foreign operations. The income tax benefit for the three months ended December 31, 2017 is primarily due to a discrete tax benefit recorded as a result of reductions in deferred tax liabilities from the reduced corporate tax rate and valuation allowance release. This is in addition to a reversal of certain foreign unrecognized tax benefits.
The Company’s effective income tax rates during these periods differ from the Company’s federal statutory rate of 21%, primarily due to permanent differences for foreign withholding taxes related to the repatriation, global intangible low-taxed income ("GILTI"), stock-based compensation and the impact of state income taxes and foreign tax rate differences. The Company elected to record GILTI as a period cost. The Company realized no benefit for current period losses due to maintaining a full valuation allowance against the U.S. and foreign net deferred tax assets.

10.	Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three Months Ended December 31,
	2018	2017
	(in thousands, except per share data)
Numerator:
Basic and diluted:
Net loss attributable to common stockholders	$(4,726)	$(5,257)
Denominator:
Basic and diluted:
Weighted Average Shares Used in Computing Net Loss per Share Attributable to Common Stockholders	31,488	29,401
Net Loss per Share Attributable to Common Stockholders:
Basic and diluted	$(0.15)	$(0.18)

The following shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would have been anti-dilutive:

	Three Months Ended December 31,
	2018	2017
	(in thousands)
Stock options	106	208
Performance-based restricted stock units and restricted stock units	1,565	1,398

11.	Litigation and Contingencies
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

12.	Geographic Information
The Company has one operating segment with one business activity—developing and monetizing revenue management solutions.
Revenues
Revenues from customers outside of the United States were 17% and 13% of total revenues for the three months ended December 31, 2018 and 2017, respectively. However, no single jurisdiction outside of the United States represented more than 10% of total revenues.

Long-Lived Assets
The following table sets forth the Company’s property and equipment, net by geographic region:

	As of December 31, 2018	As of September 30, 2018
	(in thousands)
United States	$1,432	$1,809
India	277	337
Total property and equipment, net	$1,709	$2,146

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Model N Revenue Cloud transforms the revenue lifecycle into a strategic, end-to-end process aligned across the enterprise. Our industry specific solution suites – Revenue Cloud for Pharma, Revenue Cloud for Med Tech, Revenue Cloud for Semiconductors and High Tech Manufacturing – offer a range of solutions from individual applications to complete suites. Deployments may vary from specific divisions or territories to enterprise-wide implementations. In addition to industry specific clouds, Revenue Cloud provides a broad set of cloud applications for a variety of industries.
Our solutions are delivered via distinct cloud-based offerings:

•	Revenue Clouds for Pharma and Med Tech – help life science companies optimize revenue throughout the commercialization process and reduces revenue leakage, while adhering to government regulations.

•	Revenue Clouds for Semiconductors and High Tech Manufacturing– enable customers to modernize their sales processes by adopting a strategic approach to manage the revenue lifecycle by planned revenue.
We derive revenues primarily from the sale of subscriptions to our cloud-based solutions, as well as subscriptions for maintenance and support and managed support services related to on-premise solutions. We price our solutions based on a number of factors, including revenues under management and number of users. Subscription revenues are recognized ratably over the support period. We also derive revenues from selling professional services related to past sales of perpetual licenses and implementation, and professional services associated with our cloud-based solutions. The actual timing of revenue recognition may vary based on our customers’ implementation requirements and availability of our services personnel.
We market and sell our solutions to customers in the life sciences and technology industries. While we generate the substantial majority of our revenues from companies in the life sciences industry, we have also grown our base of technology customers. Historically, our growth was driven by the sale of on-premise solutions. Over the last few years, we shifted our focus to selling cloud-based software and in 2017, we started transitioning customers with on-premise software to cloud-based software.

For the three months ended December 31, 2018 and 2017, our total revenues were $35.1 million and $39.1 million respectively, representing a year-over-year decrease of approximately 10%, primarily due to a decrease of implementation revenues generated from the sale of software licenses for our on-premise solutions as we no longer sell perpetual licenses given that our business model shifted towards our cloud-based solutions. The decrease in total revenue was partially offset by an increase in our subscription revenue due to improvements in sales execution. It is also inclusive of the impact of the adoption of ASC 606 on October 1, 2018.
Key Business Metric
In addition to the measures of financial performance presented in our Condensed Consolidated Financial Statements, we use adjusted EBITDA to evaluate and manage our business. We use this key metric internally to manage our business, and we believe it is useful for investors to compare key financial data from various periods. See “Adjusted EBITDA” below.

Key Components of Results of Operations
Revenues
Revenues are comprised of subscription revenues and professional services revenues.
Subscription

Subscription revenues primarily include contractual arrangements with customers accessing the Company's cloud-based solutions. These arrangements, on average, are for committed three year terms. Included in subscription revenues are revenues associated with maintenance and support and managed support services. Maintenance and support revenue include post-contract customer support and the right to unspecified software updates and enhancements on a when and if available basis from customers using on-premise solutions. Managed support services revenue includes supporting, managing and administering our software solutions, and providing additional end user support. Subscription revenue is generally recognized ratably over the contractual term of the arrangement beginning on the date that the Company's service is made available to the customer. The software-as-a-service (SaaS) model is the primary way we sell to our customers in our vertical markets. Accordingly, we expect that subscription revenue for fiscal year 2019 will be higher as a percentage of total revenues than fiscal year 2018 as we continue to acquire new SaaS customers and expand our SaaS offerings within our existing customers.
Professional Services

Professional services primarily include fees generated from implementation, cloud configuration, on-site support and other consulting services. Also included in professional services revenues are other revenues, including revenues related to training and customer-reimbursed expense. It also includes services related to software licenses for our on-premise solutions. Professional services revenues are generally recognized as the services are rendered for time and materials contracts or on a proportional performance basis for fixed price contracts. The majority of the Company's professional services contracts are on a time and materials basis. The revenue from training and customer-reimbursed expenses is recognized as we deliver these services. We expect our professional revenue for the fiscal year 2019 to be lower both in absolute dollars and as a percentage of total revenue from those recorded in the fiscal year ended on September 30, 2018, as our implementation revenues related to license will significantly decrease since we ceased selling perpetual licenses in fiscal year 2018.
Cost of Revenues
Subscription
Cost of subscription revenues includes costs related to our cloud operations, maintenance and support for our on-premise solutions and managed support services. Cost of subscription revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation, royalties, facility expense, amortization, depreciation, reimbursable expenses, third-party contractors and cloud hosting costs. We believe that cost of subscription revenues will continue to increase in absolute dollars as we continue to sell more cloud-based solutions.

Professional Services
Cost of professional revenues includes costs related to the set-up of our cloud-based solutions, services for on-premise solutions, training and customer-reimbursed expense. Cost of professional revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation, third-party contractors, and other-related expenses. Cost of professional services revenues may vary from period to period depending on a number of factors, including the amount of implementation services required to deploy our solutions and the level of involvement of third-party contractors providing implementation services. We believe that the cost of professional services revenues will continue to decrease in absolute dollars since we no longer sell perpetual licenses.
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
General and Administrative
Our general and administrative expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation, audit and legal fees as well as third-party contractors, facilities, costs associated with corporate transactions, and travel-related expenses. We expect our general and administrative expenses to be substantively lower in fiscal year 2019 from those recorded in fiscal year 2018. The general and administrative expenses recorded in fiscal year 2018 are primarily related to the stock issued in connection with our former Chief Executive Officer’s departure in the same year.

Change in Presentation

Previously, we presented revenue and cost of revenue on two lines: “SaaS and maintenance” and “License and implementation”. Historically, our growth was driven by the sale of on-premise solutions. Over the last few years, we shifted our focus to selling cloud-based software. As a result of our business model transition from an on-premise to a software-as-a-service model, we have updated the presentation in the first quarter of fiscal year 2019 to present the revenue and cost of revenue line items within our Consolidated Statements of Operations with the break-out between two new lines called "Subscription" and "Professional services". Revenues and cost of revenues in prior periods have been reclassified in this filing to conform to the new presentation. This change in presentation does not affect our previously-reported total revenues and total cost of revenues.

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended December 31,
	2018	2017
	(in thousands)
Revenues:
Subscription	$25,202	$23,847
Professional services	9,875	15,220
Total revenues	35,077	39,067
Cost of Revenues:
Subscription	8,738	9,615
Professional services	7,829	7,194
Total cost of revenues	16,567	16,809
Gross profit	18,510	22,258
Operating Expenses:
Research and development	7,412	9,068
Sales and marketing	8,052	8,492
General and administrative	6,156	8,731
Total operating expenses	21,620	26,291
Loss from operations	(3,110)	(4,033)
Interest expense, net	733	1,423
Other expenses, net	285	125
Loss before income taxes	(4,128)	(5,581)
Provision (benefit) for income taxes	598	(324)
Net loss	$(4,726)	$(5,257)
Comparison of the Three Months Ended December 31, 2018 and 2017
Revenues

	Three Months Ended December 31,
	2018		2017		Change
	Amount	% of Total Revenues	Amount	% of Total Revenues	($)	(%)
	(in thousands, except percentages)
Revenue:
Subscription	$25,202	72%	$23,847	61%	$1,355	6%
Professional services	9,875	28	15,220	39	(5,345)	(35)
Total revenues	$35,077	100%	$39,067	100%	$(3,990)	(10)%

Subscription
Subscription revenues increased by $1.4 million, or 6%, to $25.2 million for the three months ended December 31, 2018 from $23.8 million for the three months ended December 31, 2017. As a percentage of total revenues, subscription revenues increased from 61% to 72%. The increase in our subscription revenues was primarily driven by improvement in sales execution and price increases. We intend to focus on growing our recurring revenue from SaaS subscriptions in future periods.
Professional services
Professional services revenues decreased by $5.3 million, or 35%, to $9.9 million during the three months ended December 31, 2018 from $15.2 million for the three months ended December 31, 2017. As a percentage of total revenue, professional services revenues decreased from 39% to 28%. The decrease in revenue in absolute dollars and as a percentage of total revenue was primarily in-line with our business model as we have shifted towards cloud-based solutions.

Cost of Revenues

	Three Months Ended December 31,
	2018		2017		Change
	Amount	% of Revenues	Amount	% of Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
Subscription	$8,738	35%	$9,615	40%	$(877)	(9)%
Professional services	7,829	79	7,194	47	635	9
Total cost of revenues	$16,567	47%	$16,809	43%	$(242)	(1)%
Subscription
Cost of subscription revenues decreased by $0.9 million, or 9%, to $8.7 million during the three months ended December 31, 2018 from $9.6 million for the three months ended December 31, 2017. As a percentage of subscription revenues, cost of subscription revenues decreased from 40% to 35% during the three months ended December 31, 2018, as we continue to improve gross margins by increasing efficiencies in our business and optimizing our cloud platform.
Professional services
Cost of professional services revenues increased by $0.6 million, or 9%, to $7.8 million during the three months ended December 31, 2018 from $7.2 million for the three months ended December 31, 2017. As a percentage of professional services revenue, cost of professional services revenue increased primarily due to more professional services engagements with lower profit margins.
Operating Expenses

	Three Months Ended December 31,
	2018	2017	Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$7,412	$9,068	$(1,656)	(18)%
Sales and marketing	8,052	8,492	(440)	(5)
General and administrative	6,156	8,731	(2,575)	(29)
Total operating expenses	$21,620	$26,291	$(4,671)	(18)%
Research and Development
Research and development expenses decreased by $1.7 million, or 18%, to $7.4 million during the three months ended December 31, 2018 from $9.1 million for the three months ended December 31, 2017. The decrease was primarily due to a $1.0 million decrease in employee-related costs driven by headcount reduction and a $0.7 million decrease in costs associated with equipment related, travel and other costs.
Sales and Marketing

Sales and marketing expenses decreased by $0.4 million, or 5%, to $8.1 million during the three months ended December 31, 2018 from $8.5 million for the three months ended December 31, 2017. This decrease was primarily due to a $0.3 million decrease in employee-related costs and from the capitalization of commission expense pursuant to the adoption of the new revenue standard in fiscal year 2019, and a $0.1 million decrease in travel costs and other costs, partially offset by an increase in marketing and consulting costs.
General and Administrative
General and administrative expenses decreased by $2.6 million, or 29%, to $6.2 million during the three months ended December 31, 2018 from $8.7 million for the three months ended December 31, 2017. The decrease was primarily due to a $2.4 million decrease in employee-related costs, and a $0.4 million decrease in facilities, depreciation and other costs, which were partially offset by $0.2 million in third-party professional services costs.

Interest and Other Expenses, Net

	Three Months Ended December 31,
	2018	2017	Change
	(in thousands, except percentages)
Interest expense, net	$733	$1,423	$(690)	(48)%
Other expenses, net	$285	$125	$160	128%

Interest expense decreased during the three months ended December 31, 2018 compared to 2017 and was primarily due to a lower interest rate resulting from the refinancing during the third quarter of fiscal year 2018.
The increase in other expenses, net is primarily due to currency fluctuations.
Provision (benefit) for Income Taxes

	Three Months Ended December 31,
	2018	2017	Change
	(in thousands, except percentages)
Provision (benefit) for income taxes	$598	$(324)	$922	(285)%

Provision (benefit) for income taxes is primarily related to the state minimum taxes and foreign taxes on our profitable foreign operations. The increase in the provision during the three months ended December 31, 2018 was due to foreign withholding taxes because we repatriated certain foreign subsidiary earnings to the United States during the three months ended December 31, 2018.

Liquidity and Capital Resources
As of December 31, 2018, we had cash and cash equivalents of $52.2 million. Based on our future expectations and historical usage, we believe our current cash and cash equivalents are sufficient to meet our operating needs including principal payments related to our debt for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts and expansion of our business and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in, or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Term Loan
In January 2017, we entered into a financing agreement ("Financing Agreement") pursuant to which we borrowed an aggregate principal amount of $50.0 million, which was used to fund a portion of the Revitas acquisition.

In May 2018, this term loan was extinguished and repaid in full, in connection with a new facility with Wells Fargo Bank, N.A. ("Wells Fargo"), as discussed below.

Term Loan Refinancing

On May 4, 2018, we entered into a Credit Agreement ("Credit Agreement") with Wells Fargo for a term loan in the amount of $50.0 million and up to a $5.0 million revolving line of credit. In conjunction with this refinancing, we repaid in full the existing term loan under the Financing Agreement, dated January 5, 2017. The results of this action allowed us to obtain a more favorable interest rate.
The loans made pursuant to the Credit Agreement will bear interest at a rate of: (i) when we have a leverage ratio of more than 3.5:1.0, either the Base Rate plus 3.50% or the LIBOR Rate plus 4.50%, as selected by us; (ii) when we have a leverage ratio between 2.0:1.0 and 3.5:1.0, either the Base Rate plus 2.50% or the LIBOR Rate plus 3.50%; or (iii) when we have a leverage ratio of less than 2.0:1.0, either the Base Rate plus 2.00% or the LIBOR Rate plus 3.00%. The term loan will mature on May 4,

2023. We are required to repay the principal of the term loan in quarterly installments of $250,000 each from September 30, 2018 through June 30, 2019, $625,000 each from September 30, 2019 through June 30, 2020, and $937,500 each from September 30, 2020 through March 31, 2023, and to repay the remaining principal amount at maturity. We may voluntarily prepay the term loan, with any such prepayment applied against the remaining installments of principal of the term loan on a pro rata basis; provided, that at our election, one such prepayment made prior to January 2, 2019 in an amount not to exceed $5 million may be applied against the remaining installments of principal in the direct order of maturity. We made approximately $4.8 million of principal payment on January 2, 2019. We are required to repay the term loan with proceeds from the sale of assets, the receipt of certain insurance proceeds, litigation proceeds or indemnity payments, or the incurrence of debt (in each case subject to certain exceptions).
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
Cash Flows

	Three Months Ended December 31,
	2018	2017
Cash flows used in operating activities	$(4,261)	$(9,741)
Cash flows used in investing activities	(141)	(60)
Cash flows provided by financing activities	(214)	552

Cash Flows from Operating Activities
Net cash used in operating activities during the three months ended December 31, 2018 was primarily the result of our net loss of $4.7 million and a $6.0 million change in operating assets and liabilities, partially offset by $6.5 million of non-cash adjustments such as stock-based compensation and depreciation and amortization. The $6.0 million net change in operating assets and liabilities consisted of a $0.2 million decrease in accounts receivable, primarily reflective of collections in excess of invoicing during the period, a $0.4 million decrease in prepaid expense and other assets, a $2.4 million decrease in deferred revenue primarily due to timing of amounts invoiced and revenue recognized, a $0.5 million increase in other accrued and long term liabilities, a $5.6 million decrease in accrued employee compensation primarily due to the payment of bonuses and other employee benefits, and a $1.8 million decrease in accounts payable.

Net cash used in operating activities during the three months ended December 31, 2017 was primarily the result of our net loss of $5.3 million and a $10.5 million change in operating assets and liabilities, partially offset by $6.0 million of non-cash adjustments such as deferred income taxes benefits, stock-based compensation and depreciation and amortization. The $10.5 million net change in operating assets and liabilities consisted of a $13.8 million increase in accounts receivable, primarily reflective of invoicing in excess of collections during the period, a $0.2 million decrease in deferred cost of implementation services, a $0.4 million decrease in prepaid expense and other assets, an $8.1 million increase in deferred revenue primarily due to timing of amounts invoiced and revenue recognized, a $0.7 million decrease in other accrued and long term liabilities, a $5.9 million decrease in accrued employee compensation primarily due to payment of bonuses and other employee benefits, and a $1.2 million increase in accounts payable.

Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended December 31, 2018 and 2017 was primarily due to  purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended December 31, 2018 was due to the principal payment on our term loan with Wells Fargo partially offset from the cash provided by the exercises of stock options.
Net cash provided by financing activities for the three months ended December 31, 2017 resulted from the exercises of stock options.
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our most recent Annual Report filed on Form 10-K for the fiscal year ended September 30, 2018, except for changes associated with revenue recognition resulting from the adoption of Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASC 606") and the addition of a hedging policy.
Revenue Recognition

Updated Significant Accounting Policies

Revenue Recognition

We derive our revenues primarily from subscription revenues and professional services revenues and applies the following framework to recognize revenue

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination the transaction price

•	Allocation of the transaction price to the performance obligation in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation

We enter into contracts with customers that can include various combinations of services which are generally distinct and accounted for as separate performance obligations. As a result, our contracts may contain multiple performance obligations. We determine whether the services are distinct based on whether the customer can benefit from the service on its own or together with other resources that are readily available and whether our commitment to transfer the product or service to the customer is separately identifiable from other obligations in the contract. We generally consider our cloud-based subscription offerings, maintenance and support, managed service support, professional services and training as distinct performance obligations. Term-based licenses generally have two performance obligations: software licenses and software maintenance.

The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring services and products to the customer. Variable consideration (if any) is estimated and included in the transaction price if, in the our judgment, it is probable that there will not be a significant future reversal of cumulative revenue under the contract. We typically does not offer contractual rights of return or concessions.

For contracts that contain multiple performance obligations, the transaction price is allocated to each performance obligation based on their relative standalone selling price (“SSP”). SSP is estimated for each distinct performance obligation and judgment may be involved in the determination. We determine SSP using information that may include market conditions and other observable inputs. We evaluate the SSP for its performance obligations on a quarterly basis.

Revenue is recognized when control of these services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for these services. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component.

Subscription revenue related to cloud-based solutions, maintenance and support and managed service and support revenues are generally recognized ratably over the contractual term of the arrangement beginning on the date that our service is made available to the customer. These arrangements, in general, are committed one to three year terms. For term-based license contracts, the transaction price allocated to the software element is recognized when its made available to the customers. The transaction price allocated to the related support and updates are recognized ratably over the contract term. Term-based license arrangements may include termination rights that limit the term of the arrangement to a month, quarter or year.

Professional services revenues are generally recognized as the services are rendered for time and material contracts or on a proportional performance basis for fixed price contracts. The majority of our professional services contracts are on a time and materials basis. Revenue from training and customer-reimbursed expenses is recognized as we delivery these services. Our implementation projects generally have a term ranging from a few months to twelve months and may be terminated by the customer at any time.

Capitalized Contract Acquisition Costs
We capitalize incremental costs incurred to acquire contracts with customers, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. The costs in connection with initial contracts and renewals are deferred and amortized over an expected customer life of five years and over the renewal term, respectively, which corresponds to the period of benefit to the customer. We determined the period of benefit by considering our history of customer relationships, length of customer contracts, technological development and obsolescence and other factors. The current and non-current portion of capitalized contract acquisition costs are included in other current assets and other assets on our Condensed Consolidated Balance Sheets. Amortization expense is included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Operations.
Hedging

Cash Flow Hedging—Hedges of Forecasted Foreign Currency Operation Costs

Our customers typically pay in U.S. dollars, however in foreign jurisdictions, we expense are typically denominated in local currency. The Company may use foreign exchange forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts are generally one month to one year in duration.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the fair value of these cash flow hedges in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets, until the forecasted transaction occurs, at which point, the related gain or loss on the cash flow hedge is reclassified to the financial statement line item to which the derivatives relates. In the event the underlying forecasted transaction does not occur or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge is also reclassified into earnings from accumulated other comprehensive income (loss). If we do not elect hedge accounting, or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recognized immediately in the same financial statement line item to which the derivative relates.

Hedge Effectiveness

For foreign currency hedges designated as cash flow hedges, we elected to utilize the Critical Terms Method to determine if the hedges are highly effective and thus, eligible for hedge accounting treatment. We evaluate the effectiveness of the foreign exchange contracts on a quarterly basis.
Adjusted EBITDA
Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). We define adjusted EBITDA as net loss before items discussed below, including: stock-based compensation expense, depreciation and amortization, deferred revenue adjustment related to the acquisition of Revitas, interest expense (income), net, other expenses (income), net, and provision (benefit) for income taxes. We believe adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. We also use this measure internally to establish budgets and operational goals to manage our business and evaluate our performance.
We understand that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results of operations as reported under the U.S. GAAP. These limitations include:

•	adjusted EBITDA does not include deferred revenue adjustment related to the Revitas acquisition;

•	adjusted EBITDA does not reflect stock-based compensation expense;

•
depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; and adjusted EBITDA does not reflect any cash requirements for these replacements;

•	adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income or expense; and

•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
The following tables provide a reconciliation of adjusted EBITDA to net loss:

	Three Months Ended December 31,
	2018	2017
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(4,726)	$(5,257)
Adjustments:
Stock-based compensation expense	4,203	4,036
Depreciation and amortization	1,842	2,265
Deferred revenue adjustment	—	627
Interest expense, net	733	1,423
Other expenses, net	285	125
Provision (benefit) for income taxes	598	(324)
Adjusted EBITDA	$2,935	$2,895

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and debt. Our primary exposure to market risk is interest income and expense sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations. In addition, as of December 31, 2018, we had approximately $49.5 million, respectively, in short-term and long-term debt with variable interest components. With respect to our interest expense for the three months ended December 31, 2018, a 10% hypothetical change in interest rates would have resulted in an increase approximately of $0.1 million, respectively, in our interest expense for such period.
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
On December 24, 2018, we entered into several hedging contracts. As of December 31, 2018, the total notional amount of outstanding of cash hedging contracts was $5.0 million. All contracts are set to expire at various dates through September 2019. For the three months ended as of December 31, 2018, there were no net gains or losses recognized in earnings relating to hedges of forecasted transactions that did not occur. During the three months ended December 31, 2018, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact of approximately $0.3 million. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 4	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.We implemented internal controls in connection with our adoption of the new accounting standard related to revenue recognition effective October 1, 2018; however, these did not constitute significant changes to our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of December 31, 2018, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events.
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

We have incurred net losses of $4.7 million and $5.3 million for the three months ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $197.8 million. Our expenses may increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology industry. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset  increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.
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
Our operating results have historically varied from period to period, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to increase sales to and renew agreements with our existing customers;

•	our ability to expand and improve the productivity of our direct sales force;

•	our ability to attract and retain new customers and to improve sales execution;

•	the continued ability to transition from an on-premise to a cloud-based business model;

•	the timing and volume of incremental customer purchases of our cloud-based solutions, which may vary from period to period based on a customer’s needs at a particular time;

•	our ability to successfully expand our business domestically and internationally;

•	disruptions in our relationships with partners;

•	the timing of new orders and revenue recognition for new and prior period orders;

•	changes in the competitive landscape of our industry, including mergers or consolidation among our customers or competitors;

•	the complexity of implementations and the scheduling and staffing of the related personnel, each of which can affect the timing and duration of revenue recognition;

•	issues related to changes in customers’ business requirements, project scope, implementations or market needs;

•	the mix of revenues in any particular period between subscription and professional services;

•	the timing of upfront recognition of sales commission expense relative to the deferred recognition of our revenues;

•	the timing of recognition of payment of royalties;

•	the timing of our annual payment and recognition of employee non-equity incentive and bonus payments;

•	the budgeting cycles and purchasing

•	practices of customers;

•	changes in customer requirements or market needs;

•	delays or reductions in information technology spending and resulting variability in customer orders from quarter to quarter;

•	delays or difficulties encountered during customer implementations, including customer requests for changes to the implementation schedule;

•	the timing and success of new product or service introductions by us or our competitors;

•	the amount and timing of any customer refunds or credits;

•	our ability to accurately estimate the costs associated with any fixed bid projects;

•	deferral of orders from customers in anticipation of new solutions or solution enhancements announced by us or our competitors;

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

•
future accounting pronouncements or changes in our accounting policies, including the impact of the adoption and implementation of the Financial Accounting Standards Board's new standard regarding revenue recognition;

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
Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the Court of Justice of the European Union ruled in October 2015 that the US-EU Safe Harbor framework was invalid, and the framework’s successor, the US-EU Privacy Shield, while adopted, has been criticized and challenged by multiple privacy advocacy groups. Furthermore, federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, for example, the recently enacted California Consumer Privacy Act of 208 (CCPA). Industry organizations also regularly adopt and advocate for new standards in this area. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including but not limited to, the European General Data Protection Regulation, which imposes additional obligations and risks upon our business. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually applies to us.
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

Because we recognize a majority of our subscription revenues from our customers over the term of their agreements, downturns or upturns in sales of our cloud-based solutions may not be immediately reflected in our operating results.
Subscription revenues primarily include contractual arrangements with customers accessing our cloud-based solutions and revenues associated with maintenance and support agreements from license customers. We recognize a majority of our subscription revenues over the term of our customer agreements, which, on average are typically one to three years. As a result, most of our quarterly subscription revenues result from agreements entered into during previous quarters. Consequently, a shortfall in sales of our cloud-based solutions or renewal of maintenance and support agreements in any quarter may not significantly reduce our subscription revenues for that quarter but may negatively affect subscription revenues in future quarters. Accordingly, the effect of significant downturns in sales of our cloud-based solutions or renewals of our maintenance and support agreements may not be fully reflected in our results of operations until future periods. We may be unable to adjust our cost structure to compensate for this potential shortfall in subscription revenues. Our revenue recognition model for our cloud-based solutions and maintenance and support agreements also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as a significant amount of our revenues are recognized over the applicable agreement term. As a result, changes in the volume of sales of our cloud-based solutions or the renewals of our maintenance and support agreements in a particular period would not be fully reflected in our revenues until future periods.
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
We believe that maintaining and enhancing the “Model N” brand identity is critical to our relationships with our customers and partners and to our ability to attract new customers and partners. The successful promotion of our brand will depend largely upon our marketing efforts, our ability to continue to offer high-quality solutions and our ability to successfully differentiate our solutions from those of our competitors. Our brand promotion activities may not be successful or yield increased revenues. In addition, independent industry analysts often provide reviews of our solution, as well as those of our competitors, and perception of our solution in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected. Further, stockholder activism has been increasing in recent years. Any such activism or public criticism of our company or management team may harm our brand and reputation.
The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive and as we expand into new verticals within the life sciences and technology industries. To the extent that these activities yield increased revenues, these revenues may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors with stronger brands and we could lose customers, partners, current employees and prospective employees, all of which would adversely affect our business operations and financial results.
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

Any failure to offer high-quality customer support for our cloud platform may adversely affect our relationships with our customers and harm our financial results.
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
Our sales contracts are primarily denominated in U.S. dollars, and therefore, substantially all of our revenues are not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our solutions to our customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses are incurred in India, are denominated in Indian Rupees and are subject to fluctuations due to changes in foreign currency exchange rates. While we recently began using foreign exchange forward contracts to hedge certain cash flow exposures resulting from changes in foreign currency exchange rates, this hedging strategy may not ultimately be effective and may adversely affect our financial condition and operating results.
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
Additionally, as of September 30, 2018, we were no longer an "emerging growth company" and are now required to comply with additional disclosure and reporting requirements, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We are also required to include additional information regarding executive compensation in our proxy statements and begin holding nonbinding advisory votes on executive compensation. These additional reporting requirements may increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to these public company requirements.
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
The market price of our common stock could be subject to wide fluctuations in response to, among other things, the factors described in this “Risk Factors” section or otherwise and other factors beyond our control, such as fluctuations in the valuations of companies perceived by investors to be comparable to us and stockholder activism.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6.	Exhibits
The following documents are filed as Exhibits to this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Employment agreement dated July 28, 2017 by and between Registrant and Neeraj Gokhale.					x

10.2	Employment agreement dated March 31, 2016 by and between Registrant and Mark Anderson.					x

10.3	Change in Control and Severance Agreement filed on February 6, 2017.	8-K	001-35840	10.1	2/6/2017

31.1	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					x

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					x

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					x

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					x

101.INS	XBRL Instance Document					x

101.SCH	XBRL Taxonomy Extension Schema Document					x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					x

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
Date: February 6, 2019

MODEL N INC.

By:	/s/ David Barter
David Barter
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)