Form 10-Q
period 2019-03-31
MODEL N, INC.
filed 2019-05-08
CIK 1118417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.00015 per share	MODN	New York Stock Exchange
As of April 26, 2019, the registrant had 32,482,457 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MODEL N, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	As of March 31, 2019	As of September 30, 2018
Assets
Current assets
Cash and cash equivalents	$54,090	$56,704
Accounts receivable, net of allowance for doubtful accounts of $64 as of March 31, 2019 and $172 as of September 30, 2018	19,450	28,273
Prepaid expenses	1,632	3,631
Other current assets	2,431	455
Total current assets	77,603	89,063
Property and equipment, net	1,413	2,146
Goodwill	39,283	39,283
Intangible assets, net	31,861	34,597
Other assets	3,777	1,064
Total assets	$153,937	$166,153
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,414	$1,664
Accrued employee compensation	9,759	14,211
Accrued liabilities	4,704	3,182
Deferred revenue, current portion	35,989	52,176
Long term debt, current portion	4,747	1,375
Total current liabilities	57,613	72,608
Long term debt	44,247	52,329
Other long-term liabilities	885	1,182
Total liabilities	102,745	126,119
Commitments and contingencies
Stockholders’ equity
Common Stock, $0.00015 par value; 200,000 shares authorized; 32,481 and 31,444 shares issued and outstanding at March 31, 2019 and September 30, 2018, respectively	5	5
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	255,931	244,814
Accumulated other comprehensive loss	(994)	(1,285)
Accumulated deficit	(203,750)	(203,500)
Total stockholders’ equity	51,192	40,034
Total liabilities and stockholders’ equity	$153,937	$166,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Revenues
Subscription	$25,940	$24,004	$51,142	$47,851
Professional services	8,903	15,230	18,778	30,450
Total revenues	34,843	39,234	69,920	78,301
Cost of revenues
Subscription	8,852	9,440	17,590	19,055
Professional services	7,894	7,813	15,723	15,007
Total cost of revenues	16,746	17,253	33,313	34,062
Gross profit	18,097	21,981	36,607	44,239
Operating expenses
Research and development	7,415	8,047	14,827	17,115
Sales and marketing	8,598	9,015	16,650	17,507
General and administrative	6,833	7,324	12,989	16,055
Total operating expenses	22,846	24,386	44,466	50,677
Loss from operations	(4,749)	(2,405)	(7,859)	(6,438)
Interest expense, net	891	1,449	1,624	2,872
Other expenses, net	127	(87)	412	38
Loss before income taxes	(5,767)	(3,767)	(9,895)	(9,348)
Provision (benefit) for income taxes	141	129	739	(195)
Net loss	$(5,908)	$(3,896)	$(10,634)	$(9,153)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.18)	$(0.13)	$(0.34)	$(0.31)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	31,999	29,983	31,741	29,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net loss	$(5,908)	$(3,896)	$(10,634)	$(9,153)
Other comprehensive income (loss), net of tax
Unrealized gain on cash flow hedges	49	—	49	—
Foreign currency translation gain (loss)	56	(90)	242	19
Total comprehensive loss	$(5,803)	$(3,986)	$(10,343)	$(9,134)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(10,634)	$(9,153)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,533	4,427
Stock-based compensation	9,099	7,282
Amortization of debt discount and issuance cost	290	478
Deferred income taxes	6	(572)
Amortization of capitalized contract acquisition costs	780	—
Other non-cash charges	(108)	(22)
Changes in assets and liabilities
Accounts receivable	8,353	(6,622)
Prepaid expenses and other assets	595	(608)
Deferred cost of implementation services	—	338
Accounts payable	862	(685)
Accrued employee compensation	(4,438)	(5,497)
Other accrued and long-term liabilities	708	(1,525)
Deferred revenue	(8,581)	7,133
Net cash provided by (used in) operating activities	465	(5,026)
Cash flows from investing activities
Purchases of property and equipment	(167)	(91)
Net cash used in investing activities	(167)	(91)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of employee stock purchase plan	2,018	2,773
Principal payments on term loan	(5,000)	—
Net cash provided by (used in) financing activities	(2,982)	2,773
Effect of exchange rate changes on cash and cash equivalents	70	15
Net decrease in cash and cash equivalents	(2,614)	(2,329)
Cash and cash equivalents
Beginning of period	56,704	57,558
End of period	$54,090	$55,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	The Company and Significant Accounting Policies and Estimates
Model N, Inc. (“Model N,” “we,” “us,” “our,” and “the Company”) was incorporated in Delaware on December 14, 1999. We are a provider of cloud revenue management solutions for the life sciences and high-tech markets. Our solutions enable our customers to maximize revenues and reduce revenue compliance risk by transforming their revenue life cycle from a series of tactical, disjointed operations into a strategic end-to-end process, which enables them to manage the strategy and execution of pricing, contracting, incentives and rebates. Our corporate headquarters are located in San Mateo, California, with additional offices in the United States, India and Switzerland.
Fiscal Year
Our fiscal year ends on September 30. References to fiscal year 2019, for example, refer to the fiscal year ending September 30, 2019.

Basis for Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated balance sheet as of March 31, 2019 has been derived from our audited financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (“the Annual Report”) on file with the SEC. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report.

In the opinion of management, the unaudited interim consolidated financial statements include all the normal recurring adjustments necessary to present fairly our condensed consolidated financial statements. The results of operations for the six months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year 2019 or any future periods.

Our condensed consolidated financial statements include the accounts of Model N and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

Change in Presentation
Previously, we presented revenue and cost of revenue on two lines: “SaaS and maintenance” and “License and implementation.” Historically, our growth was driven by the sale of on-premise solutions. Over the last few years, we shifted our focus to selling cloud-based software. As a result of our business model transition from an on-premise to a software-as-a-service model, we updated the presentation in the first quarter of fiscal year 2019 to present the revenue and cost of revenue line items within our condensed consolidated statements of operations with the break-out between two new lines called “Subscription” and “Professional services.” Revenues and cost of revenues in prior periods have been reclassified in this filing to conform to the new presentation. This change in presentation does not affect our previously-reported total revenues and total cost of revenues.

Subscription
Subscription revenues primarily include contractual arrangements with customers accessing our cloud-based solutions. Subscription revenues also include revenues associated with maintenance and support and managed support services. Maintenance and support revenues include post-contract customer support and the right to unspecified software updates and enhancements on a when and if available basis to customers using on-premise solutions. Managed support services revenues include supporting, managing and administering our software solutions and providing additional end user support. Term-based licenses for current products with the right to use unspecified future versions of the software and maintenance and support during the coverage period are also included in subscription revenues.

Professional services
Professional services revenues primarily include fees generated from implementation, cloud configuration, on-site support and other consulting services. Also included in professional services revenues are revenues related to training and customer-reimbursed expenses, as well as services related to software licenses for our on-premise solutions.

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

Significant Accounting Policies
There have been no changes in the significant accounting policies from those that were disclosed in the Annual Report, except for changes associated with revenue recognition resulting from the adoption of Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (ASC 606) and the addition of a hedging policy as described below:

Revenue Recognition
We derive our revenues primarily from subscription revenues and professional services revenues and apply the following framework to recognize revenue:

•	Identification of the contract, or contracts, with a customer,

•	Identification of the performance obligations in the contract,

•	Determination of the transaction price,

•	Allocation of the transaction price to the performance obligations in the contract, and

•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

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

The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring services and products to the customer. Variable consideration (if any) is estimated and included in the transaction price if, in our judgment, it is probable that there will not be a significant future reversal of cumulative revenue under the contract. We typically do not offer contractual rights of return or concessions.

For contracts that contain multiple performance obligations, the transaction price is allocated to each performance obligation based on its relative standalone selling price (“SSP”). SSP is estimated for each distinct performance obligation and judgment may be involved in the determination. We determine SSP using information that may include market conditions and other observable inputs. We evaluate SSP for our performance obligations on a quarterly basis.

Revenue is recognized when control of these services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for these services. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component.

Subscription revenue related to cloud-based solutions, maintenance and support, and managed service and support revenues are generally recognized ratably over the contractual term of the arrangement beginning on the date that our service is made available to the customer. These arrangements, in general, are for committed one to three-year terms. For term-based license contracts, the transaction price allocated to the software element is recognized when it is made available to the customer. The transaction price allocated to the related support and updates is recognized ratably over the contract term. Term-based license arrangements may include termination rights that limit the term of the arrangement to a month, quarter or year.

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

Capitalized Contract Acquisition Costs
We capitalize incremental costs incurred to acquire contracts with customers, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. The costs in connection with initial contracts and renewals are deferred and amortized over an expected customer life of five years and over the renewal term, respectively, which corresponds to the period of benefit to the customer. We determined the period of benefit by considering our history of customer relationships, length of customer contracts, technological development and obsolescence and other factors. The current and non-current portion of capitalized contract acquisition costs are included in other current assets and other assets on our condensed consolidated balance sheets. Amortization expense is included in sales and marketing expenses in our condensed consolidated statements of operations.
Hedging
Cash Flow Hedging—Hedges of Forecasted Foreign Currency Operation Costs

Our customers typically pay in U.S. dollars; however, in foreign jurisdictions, our expenses are typically denominated in local currency. We may use foreign exchange forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts generally range from one month to one year in duration.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the fair value of these cash flow hedges in accumulated other comprehensive income (loss) in our condensed consolidated balance sheets, until the forecasted transaction occurs, at which point, the related gain or loss on the cash flow hedge is reclassified to the financial statement line item to which the derivative relates. In the event the underlying forecasted transaction does not occur or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge is also reclassified into earnings from accumulated other comprehensive income (loss). If we do not elect hedge accounting or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recognized immediately in the same financial statement line item to which the derivative relates.

Hedge Effectiveness
For foreign currency hedges designated as cash flow hedges, we elected to utilize the critical terms method to determine if the hedges are highly effective and thus, eligible for hedge accounting treatment. We evaluate the effectiveness of the foreign exchange contracts on a quarterly basis.

New Accounting Pronouncements

Recently Adopted Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard, ASU 2014-09, Revenue from Contracts with Customers (ASC 606), as amended, which superseded nearly all existing revenue recognition guidance. Under ASC 606, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. ASC 606 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.

On October 1, 2018, we adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of October 1, 2018, and recorded adjustments to decrease the accumulated deficit by approximately $10.4 million. Results for reporting periods beginning after October 1, 2018 are presented under ASC 606. Prior period amounts are not adjusted and continue to be reported under accounting standards in effect for those periods.

ASC 606 primarily impacted our revenue recognition for on-premise solutions, which contained deliverables within the scope of ASC 985-605, Software-Revenue Recognition, by eliminating the requirement to have VSOE for undelivered elements, which accelerated the timing of revenue recognition. In addition, ASC 606 impacted our expenses as the guidance required incremental contract acquisition costs (such as sales commissions) for customer contracts to be capitalized and amortized on a systematic basis that is consistent with the pattern of transfer to the customer of the goods or services to which the capitalized cost relates rather than expense them immediately as under the previous standard.

The following table summarizes the cumulative effect of the changes from the adoption of ASC 606 on our condensed consolidated balance sheets as of October 1, 2018:

(in thousands)	Balance at September 30, 2018	Cumulative effect adjustments due to the adoption of ASC 606	Balance at October 1, 2018
Assets
Accounts receivables, net	$28,273	$(579)	$27,694
Other current assets	455	1,668	2,123
Other assets	1,064	2,142	3,206
Liabilities
Accrued liabilities	3,182	600	3,782
Deferred revenue, current portion	52,176	(7,753)	44,423
Stockholders’ Equity
Accumulated deficit	(203,500)	10,384	(193,116)

The cumulative effect adjustment on accounts receivable, net, in our condensed consolidated balance sheets is related to unbilled accounts receivable for which revenue is recognized in advance of billings, but we do not have the unconditional right to the consideration. Under ASC 606, these amounts are reclassified from accounts receivable, net, to other current assets. The cumulative effect adjustment on other current assets and other assets line items in our condensed consolidated balance sheets is caused by the requirement in ASC 606 to capitalize incremental costs incurred to acquire contracts with customers. In prior periods, these costs were expensed as incurred under ASC 340. The cumulative effect adjustment included in accrued liabilities in our condensed consolidated balance sheets is related to reclassifying refundable amounts associated with customer contracts from deferred revenue under ASC 606. The cumulative effect adjustment on deferred revenue is primarily driven by ASC 606 which accelerated the timing of revenue recognition by eliminating the requirement to have VSOE for undelivered elements.

The following table summarizes the effects of adopting ASC 606 on our condensed consolidated balance sheets as of March 31, 2019:

(in thousands)	As Reported	Adjustments	As if presented under ASC 605
Assets
Accounts receivables, net	$19,450	$613	$20,063
Other current assets	2,431	(2,017)	414
Other assets	3,777	(2,704)	1,073
Liabilities
Accrued liabilities	4,704	(386)	4,318
Deferred revenue, current portion	35,989	2,373	38,362
Stockholders’ Equity
Accumulated deficit	(203,750)	(6,095)	(209,845)

The following tables summarize the effects of adopting ASC 606 on our condensed consolidated statements of operations for the three and six months ended March 31, 2019:

	Three Months Ended March 31, 2019
(in thousands, except per share amounts)	As Reported	Adjustments	As if presented under ASC 605
Revenues
Subscription	$25,940	$1,041	$26,981
Professional services	8,903	3,942	12,845
Total revenues	34,843	4,983	39,826
Cost of professional services revenues	7,894	16	7,910
Sales and marketing	8,598	317	8,915
Loss from operations	(4,749)	4,650	(99)
Net loss	(5,908)	4,650	(1,258)
Net loss per share - basic and diluted	(0.18)	0.14	(0.04)

	Six Months Ended March 31, 2019
(in thousands, except per share amounts)	As Reported	Adjustments	As if presented under ASC 605
Revenues
Subscription	$51,142	$992	$52,134
Professional services	18,778	4,174	22,952
Total revenues	69,920	5,166	75,086
Cost of professional services revenues	15,723	63	15,786
Sales and marketing	16,650	814	17,464
Loss from operations	(7,859)	4,289	(3,570)
Net loss	(10,634)	4,289	(6,345)
Net loss per share - basic and diluted	(0.34)	0.14	(0.20)

The impact to our condensed consolidated statements of cash flows for the six months ended March 31, 2019 as a result of adopting ASC 606 was not significant.

On August 28, 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging, requiring expanded hedge accounting for both non-financial and financial risk components and refining the measurement of hedge results to better reflect an entity’s hedging strategies. The updated standard also amends the presentation and disclosure requirements and changes how entities assess hedge effectiveness. The new standard must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. We early adopted this guidance beginning in the first quarter of fiscal year 2019 and it did not have a material impact on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), amending the existing accounting standards for the statement of cash flows. The amendments provide guidance on how companies present and classify certain cash receipts and cash payments in the statement of cash flows. We adopted this guidance beginning in the first quarter of fiscal year 2019 on a retrospective basis and it did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments in this guidance change the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. We adopted this guidance beginning in the first quarter of fiscal year 2019 on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230): Clarifying the classification and presentation of restricted cash in the statement of cash flows. The standard requires that restricted cash and restricted cash equivalents are included in the cash and cash equivalents balance in the statement of cash flows. Further, reconciliation between the balance sheet and statement of cash flows is required when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Therefore, transfers between these balances should no longer be presented as a cash flow activity. We adopted this guidance beginning in the first quarter of fiscal year 2019 and it did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Providing clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. We adopted this guidance beginning in the first quarter of fiscal year 2019 and it did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Guidance on the recognition and measurement of leases. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments and a corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement and presentation of expenses and cash flows by a lessee. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance will be effective for us beginning in the first quarter of fiscal year 2020 and early adoption is permitted. We expect to adopt this guidance on a modified retrospective basis in the first quarter of fiscal year 2020. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment. This new accounting standard update simplifies the measurement of goodwill by eliminating the step two impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The new guidance requires a comparison of our fair value of a reporting unit with the carrying amount and we are required to recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. Additionally, we should consider the income tax effects from any tax deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements.

2.	Revenues from Contracts with Customers

Revenue Recognition

We derive our revenues primarily from subscription revenues and professional services revenues.

Disaggregation of Revenues

See Note 12, Geographic Information, for information on revenue by geography.

Customer Contract Balances

The following table reflects contract balances with customers (in thousands):

	As of October 1, 2018(1)	As of March 31, 2019	Change
Accounts receivable, net	$27,694	$19,450	$(8,244)
Contract asset	579	613	34
Deferred revenue	44,854	36,271	(8,583)
Capitalized contract acquisition costs	3,324	4,138	814
(1) Includes cumulative effect adjustments made to these accounts on October 1, 2018 due to the adoption of ASC 606.

Accounts Receivable
Accounts receivable represents our right to consideration that is unconditional, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectibility of accounts.

Contract Asset
Contract asset represents revenue that has been recognized for satisfied performance obligations for which we do not have an unconditional right to consideration.

Deferred Revenue
Deferred revenue, which is a contract liability, consists of amounts that have been invoiced and for which we have the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred.

The non-current portion of deferred revenue is included in other long-term liabilities in our condensed consolidated balance sheets. During the three and six months ended March 31, 2019, we recognized revenue of $18.4 million and $33.1 million, respectively, that was included in the deferred revenue balances at the beginning of the period.

Capitalized Contract Acquisition Costs
In connection with the adoption of ASC 606, we began to capitalize incremental costs incurred to acquire contracts with customers. See Note 1 for additional information. As of March 31, 2019, the current and non-current portions of capitalized contract acquisition costs were $1.4 million and $2.7 million, respectively. We amortized $0.4 million and $0.8 million of contract acquisition costs during the three and six months ended March 31, 2019, respectively.

For the three and six months ended March 31, 2019, there was no impairment related to capitalized contract acquisition costs.

Customer Deposits

Customer deposits primarily relate to payments received from customers which could be refundable pursuant to the terms of the arrangement. These amounts are included in accrued liabilities on our condensed consolidated balance sheets. The customer deposits amount was immaterial as of March 31, 2019 and as of October 1, 2018.

Standard payment terms to customers generally range from thirty to ninety days; however, payment terms and conditions in our customer contracts may vary. In some cases, customers prepay for subscription and services in advance of the delivery; in other cases, payment is due as services are performed or in arrears following the delivery.

Performance Obligations

Remaining performance obligations represent non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2019, the aggregate amount of the transaction price allocated to performance obligations either unsatisfied or partially unsatisfied was $83.2 million, 70% of which we expect to recognize as revenue over the next 12 months and the remainder thereafter.

3.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	Estimated	As of March 31, 2019
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-10	$36,599	$(9,421)	$27,178
Developed technology	5-6	12,083	(7,400)	4,683
Total		$48,682	$(16,821)	$31,861

	Estimated	As of September 30, 2018
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-10	$36,599	$(7,642)	$28,957
Developed technology	5-6	12,083	(6,448)	5,635
Backlog	5	280	(275)	5
Total		$48,962	$(14,365)	$34,597

We recorded amortization expense related to the acquired intangible assets of $1.3 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively, and $2.7 million and $2.8 million for the six months ended March 31, 2019 and 2018, respectively.

Estimated future amortization expense for the intangible assets as of March 31, 2019 is as follows (in thousands):

Fiscal Year
2019 (remaining 6 months)	$2,731
2020	4,751
2021	4,686
2022	4,686
2023 and thereafter	15,007
Total future amortization	$31,861

4.	Debt
Term Loan
In connection with the Revitas acquisition, on January 5, 2017, we entered into a financing agreement (the “Financing Agreement”) with Crystal Financial SPV, LLC and TC Lending, LLC for a $50.0 million term loan. In May 2018, this term loan was extinguished and repaid in full in part from the proceeds of the refinancing with Wells Fargo Bank, N. A. (“Wells Fargo”), as discussed below.
Term Loan – Wells Fargo
On May 4, 2018, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo, as administrative agent, and the lenders party thereto, for a $50.0 million term loan, as well as a revolving line of credit for an amount up to $5.0 million. In part from the proceeds of this financing, we repaid in full the existing term loan under the Financing Agreement discussed above. The term loan will mature on May 4, 2023. As of March 31, 2019, we had not drawn down from the line of credit and had $5.0 million available.

At our election, the term loan under the Credit Agreement and the revolving line of credit will bear interest based upon our leverage ratio as defined in the Credit Agreement at either (i) a base rate plus applicable margin ranging from 2.0% to 3.5% or (ii) LIBOR plus applicable margin ranging from 3.0% to 4.5%. Interest is payable periodically, in arrears, at the end of each interest period we elect. For the quarter ended March 31, 2019, our interest rate was LIBOR rate plus 4.5%. In addition, we are required to pay monthly in arrears an unused line fee ranging from 0.25% to 0.5% of the unused portion of the revolving line of credit based upon our leverage ratio,

We incurred approximately $0.7 million in transaction costs in connection with the Credit Agreement in fiscal year 2018. These costs were capitalized and included as part of our debt and are being amortized over the life of the debt. As a condition to entering into the Credit Agreement, we pledged substantially all of our assets in the United States.

We may voluntarily prepay the term loan, with any such prepayment applied against the remaining installments of principal of the term loan on a pro rata basis or direct order of maturity, subject to certain limitations. However, we are required to repay the term loan with proceeds from the sale of assets, the receipt of certain insurance proceeds, litigation proceeds or indemnity payments or the incurrence of debt (in each case subject to certain exceptions). We prepaid approximately $4.8 million of principal on January 2, 2019 and elected to apply the prepayment against the remaining principal installments in the direct order of maturity. The remaining balance of the term loan is classified as long-term debt.

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our ability and our subsidiaries to: incur additional indebtedness; incur liens; engage in mergers or other fundamental changes; consummate acquisitions; sell certain property or assets; change the nature of their business; prepay or amend certain indebtedness; pay cash dividends, other distributions or repurchase our equity interests or our subsidiaries; make investments; or engage in certain transactions with affiliates.

The Credit Agreement contains certain financial covenants, including maintaining consolidated liquidity (cash in the United States plus revolving credit line availability) of at least $15.0 million, minimum levels of maintenance and subscription fee revenue and, if liquidity is less than $30.0 million for 90 consecutive days, a leverage ratio of not greater than 3.50 to 1.00. The Credit Agreement also provides for customary events of default, including failure to pay amounts due or to comply with covenants, default on other indebtedness, or a change of control. As of March 31, 2019, we were in compliance with all covenant requirements.

Promissory Notes
Also in connection with the Revitas acquisition, we incurred $10.0 million in debt in the form of two $5.0 million promissory notes with the sellers, one of which matured and was paid on July 5, 2018 and the second promissory note will mature on January 5, 2020. The fair value of the promissory notes of $8.6 million was determined based on the discounted future cash flows at a 9.96% interest rate which represents an arm’s length interest rate. The remaining outstanding promissory note bears interest at the rate of 3.0% per annum and is subject to a right of set-off as partial security for the indemnification obligations of the target’s stockholders under the merger agreement. This remaining promissory note of $5.0 million is subordinate to the term loan with Wells Fargo.

The effective interest rate for the term loan with Wells Fargo is 7.50% and the 36-month promissory note is 9.89%.

As of March 31, 2019, the term loan with Wells Fargo and the promissory note consisted of the following (in thousands):

Principal	$49,750
Unamortized debt discount and issuance costs	(756)
Net carrying amount	$48,994

The future scheduled principal payments for the term loan with Wells Fargo and the promissory note as of March 31, 2019 were as follows (in thousands):

Fiscal Year
2019 (remaining 6 months)	$—
2020	5,000
2021	2,938
2022	3,750
2023	38,062
Total	$49,750

5.	Derivative Instruments and Hedging

In December 2018, we entered into foreign currency forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business. These contracts are designated as cash flows hedges. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign exchange rate movements. We do not use any of the derivative instruments for trading or speculative purposes. For the three and six months ended March 31, 2019, the impact of the hedging activities to our condensed consolidated financial statements was immaterial. The fair value of our outstanding non-deliverable foreign currency forward contracts was immaterial as of March 31, 2019.

Notional Amounts of Derivative Contracts
Derivative transactions are measured in terms of the notional amount but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. As of March 31, 2019, the notional amounts of our outstanding foreign currency forward contracts designated as cash flow hedges was approximately $4.2 million.

6.	Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt and certain accrued liabilities. We regularly review our financial instruments portfolio to identify and evaluate such instruments that have indications of possible impairment. We estimate the fair value of our financial instruments when there is no readily available market data, which involves some level of management estimation and judgment and may not necessarily represent the amounts that could be realized in a current or future sale of these assets.

Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The current accounting guidance for fair value instruments defines the following three-level valuation hierarchy for disclosure:
Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2—Input other than quoted prices included in Level 1 that are observable, unadjusted quoted prices in markets that are not active or other inputs for similar assets and liabilities that are observable or can be corroborated by observable market data; and
Level 3—Unobservable inputs that are supported by little or no market activity, which requires us to develop our own models and involves some level of management estimation and judgment.

Our Level 1 assets consist of cash equivalents. These instruments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

The table below sets forth our cash equivalents as of March 31, 2019 and September 30, 2018 (in thousands), which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
As of March 31, 2019
Assets:
Cash equivalents	$40,399	$—	$—	$40,399
Total assets	$40,399	$—	$—	$40,399

As of September 30, 2018
Assets:
Cash equivalents	$43,741	$—	$—	$43,741
Total assets	$43,741	$—	$—	$43,741

Our cash equivalents as of March 31, 2019 and September 30, 2018 consisted of money market funds with original maturity dates of three months or less from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of our money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of March 31, 2019 and September 30, 2018.

Our financial instruments not measured at fair value on a recurring basis include cash, accounts receivable, accounts payable and certain accrued liabilities. These financial instruments are reflected in the financial statements at cost and approximate their fair value due to their short-term nature.

As of March 31, 2019, the carrying value of the term loan with Wells Fargo approximated fair value since the term loan bears interest at rates that fluctuate with the changes in the base rate or the LIBOR rate as selected by us. The carrying value of the promissory note approximated its fair value as of March 31, 2019. We classified the term loan with Wells Fargo and the promissory note under level 2 of the fair value measurement hierarchy as these instruments are not actively traded. See Note 4 for additional information.

7.	Stock-based Compensation

As of March 31, 2019, we have 4.1 million shares available for future stock awards under our equity plans and any additional releases resulting from an over-achievement relating to performance-based restricted stock units. There were no stock options granted during the three and six months ended March 31, 2019 and 2018, respectively.

The following table summarizes the stock option activity and related information under all equity plans:

	Number of Shares (thousands)	Weighted Average Exercised Price	Weighted Average Remaining Contract Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at September 30, 2018	227	$7.64	2.94	$1,861
Granted	—	—	—
Exercised	(62)	6.31	—
Forfeited	—	—	—
Expired	(6)	5.31	—
Balance at March 31, 2019	159	$8.25	2.65	$1,477
Options exercisable as of March 31, 2019	159	$8.25	2.65	$1,477
Options vested and expected to vest as of March 31, 2019	159	$8.25	2.65	$1,477

The following table summarizes our restricted stock unit (“RSU”) activity which includes performance-based RSUs under all equity plans (in thousands, except per share data):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at September 30, 2018	2,313	$15.78
Granted	1,313	14.97
Released	(856)	15.32
Forfeited	(164)	14.22
Balance at March 31, 2019	2,606	$15.63

Stock-based compensation recorded in our condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Cost of revenues
Subscription	$469	$346	$929	$597
Professional services	561	357	1,040	676
Total stock-based compensation in cost of revenues	1,030	703	1,969	1,273
Operating expenses
Research and development	861	743	1,625	1,400
Sales and marketing	1,239	660	2,384	1,531
General and administrative	1,766	1,140	3,121	3,078
Total stock-based compensation in operating expenses	3,866	2,543	7,130	6,009
Total stock-based compensation	$4,896	$3,246	$9,099	$7,282

8.	Stockholders’ Equity

The following table presents the changes of the components of stockholders’ equity during the three months ended March 31, 2019 and 2018 (in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	31,535	$5	$249,053	$(1,099)	$(197,842)	$50,117
Issuance of common stock upon exercise of stock options	55	—	351	—	—	351
Issuance of common stock upon release of restricted stock units	772	—	—	—	—	—
Issuance of common stock upon ESPP purchase	119	—	1,631	—	—	1,631
Stock-based compensation	—	—	4,896	—	—	4,896
Other comprehensive income (loss)	—	—	—	105	—	105
Net loss	—	—	—	—	(5,908)	(5,908)
Balance at March 31, 2019	32,481	$5	$255,931	$(994)	$(203,750)	$51,192

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	29,474	$4	$221,639	$(393)	$(180,550)	$40,700
Issuance of common stock upon exercise of stock options	89	—	739	—	—	739
Issuance of common stock upon release of restricted stock units	838	1	—	—	—	1
Issuance of common stock upon ESPP purchase	129	—	1,483	—	—	1,483
Stock-based compensation	—	—	3,246	—	—	3,246
Other comprehensive income (loss)	—	—	—	(90)	—	(90)
Net loss	—	—	—	—	(3,896)	(3,896)
Balance at March 31, 2018	30,530	$5	$227,107	$(483)	$(184,446)	$42,183

The following table presents the changes of the components of stockholders’ equity during the six months ended March 31, 2019 and 2018 were as follows (in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2018	31,444	$5	$244,814	$(1,285)	$(203,500)	$40,034
Cumulative effect of a change in accounting principal	—	—	—	—	10,384	10,384
Issuance of common stock upon exercise of stock options	62	—	387	—	—	387
Issuance of common stock upon release of restricted stock units	856	—	—	—	—	—
Issuance of common stock upon ESPP purchase	119	—	1,631	—	—	1,631
Stock-based compensation	—	—	9,099	—	—	9,099
Other comprehensive income (loss)	—	—	—	291	—	291
Net loss	—	—	—	—	(10,634)	(10,634)
Balance at March 31, 2019	32,481	$5	$255,931	$(994)	$(203,750)	$51,192

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2017	29,323	$4	$217,052	$(502)	$(175,293)	$41,261
Issuance of common stock upon exercise of stock options	151	—	1,290	—	—	1,290
Issuance of common stock upon release of restricted stock units	927	1	—	—	—	1
Issuance of common stock upon ESPP purchase	129	—	1,483	—	—	1,483
Stock-based compensation	—	—	7,282	—	—	7,282
Other comprehensive income (loss)	—	—	—	19	—	19
Net loss	—	—	—	—	(9,153)	(9,153)
Balance at March 31, 2018	30,530	$5	$227,107	$(483)	$(184,446)	$42,183

9.	Income Taxes

On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the “Tax Legislation”) was enacted in the United States (“U.S.”). The Tax Legislation significantly revised U.S. corporate income taxes by, among other things, lowering the corporate income tax rate to 21%, implementing a modified territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the “Toll Charge”) and limiting the deductibility of certain expenses, such as interest expense. As a fiscal-year taxpayer, certain provisions of the Tax Legislation impacted us in fiscal year 2018, including the change in the corporate income tax rate and the Toll Charge, while other provisions were effective starting at the beginning of fiscal year 2019.

Prior to the first quarter of fiscal year 2019, our provision for income taxes did not include provisions for foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign subsidiaries that we intend to reinvest indefinitely. The current Tax Legislation generally allows companies to make distributions of non-U.S. earnings to the U.S. without incurring additional federal income tax. As a result, we expect to repatriate future foreign earnings in certain foreign jurisdictions over time. We recorded a deferred tax liability for the additional non-U.S. taxes that are expected to be incurred related to the repatriation of these earnings. During the first quarter of fiscal year 2019, we repatriated $2.5 million of foreign subsidiary earnings to the U.S. (in the form of cash) and paid foreign withholding taxes of $0.5 million.

We recorded an income tax provision (benefit) of $0.1 million and $0.1 million, representing effective income tax rates of 2.4% and 3.4%, for the three months ended March 31, 2019 and 2018, respectively; and $0.7 million and $(0.2) million, representing income tax rates of 7.5% and (2.1)%, for the six months ended March 31, 2019 and 2018, respectively. The income tax provisions for the three months ended March 31, 2019 and 2018 were primarily related to state minimum taxes and foreign taxes on our profitable foreign operations. The income tax provision recorded in the first six months ended March 31, 2019 was primarily related to the foreign withholding taxes on the dividend distribution and secondarily related to state minimum taxes and foreign taxes on our profitable foreign operations. The income tax benefit for the three months ended March 31, 2018 was primarily due to a discrete tax benefit recorded as a result of reductions in deferred tax liabilities from the reduced corporate tax rate and valuation allowance release. This is in addition to a reversal of certain foreign unrecognized tax benefits.

We elected to record global intangible low-taxed income as a period cost. We realized no benefit for current period losses due to maintaining a full valuation allowance against the U.S. and foreign net deferred tax assets.

10.	Net Loss per Share

The following table sets forth the computation of our basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Numerator
Basic and diluted
Net loss attributable to common stockholders	$(5,908)	$(3,896)	$(10,634)	$(9,153)
Denominator
Basic and diluted
Weighted average shares used in computing net loss per share attributable to common stockholders	31,999	29,983	31,741	29,689
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.18)	$(0.13)	$(0.34)	$(0.31)

The following shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Stock options	93	169	100	191
Performance-based restricted stock units and restricted stock units	1,524	1,499	1,643	1,563

11.	Litigation and Contingencies

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

We have one operating segment with one business activity — developing and monetizing revenue management solutions.

Revenues

We disaggregate our revenues by geographic regions based on the bill to location of our customers. Revenues from customers outside of the United States were 18% and 12% of total revenues for the three months ended March 31, 2019 and 2018, respectively, and 17% and 13% of total revenues for the six months ended March 31, 2019 and 2018, respectively. However, no single jurisdiction outside of the United States represented 10% or more of our total revenues for the periods presented.

Long-Lived Assets

The following table sets forth our property and equipment, net, by geographic region (in thousands):

	As of March 31, 2019	As of September 30, 2018
United States	$1,188	$1,809
India	225	337
Total property and equipment, net	$1,413	$2,146

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (“Securities Act”) and the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “anticipates,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are based only on our current expectations and projections and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below under “Part II, Item 1A. Risk Factors,” and elsewhere in this report. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

As used in this report, the terms “we,” “us,” “our,” and “the Company” mean Model N, Inc. and its subsidiaries unless the context indicates otherwise.

Overview

We are a leader in revenue management cloud solutions for life sciences and high-tech companies. Driving mission-critical business processes such as configure, price and quote (“CPQ”), contract and rebate management, business intelligence, and regulatory compliance, our solutions transform the revenue lifecycle from a series of disjointed operations into a strategic end-to-end process. With deep industry expertise, we support the complex business needs of the world’s leading brands in life sciences and high-tech across more than 120 countries.

Model N Revenue Cloud transforms the revenue life cycle into a strategic, end-to-end process aligned across the enterprise. Our industry specific solution suites offer a range of solutions from individual applications to complete suites. Deployments may vary from specific divisions or territories to enterprise-wide implementations.

We derive revenues primarily from the sale of subscriptions to our cloud-based solutions, as well as subscriptions for maintenance and support and managed support services related to on-premise solutions. We price our solutions based on a number of factors, including revenues under management and number of users. Subscription revenues are recognized ratably over the coverage period. We also derive revenues from selling professional services related to past sales of perpetual licenses and implementation and professional services associated with our cloud-based solutions. The actual timing of revenue recognition may vary based on our customers’ implementation requirements and the availability of our services personnel.

We market and sell our solutions to customers in the life sciences and high-tech industries. Historically, our growth was driven by the sale of on-premise solutions. Over the last few years, we shifted our focus to selling cloud-based software and in 2017, we started transitioning customers with on-premise software to cloud-based software.

For the three months ended March 31, 2019 and 2018, our total revenues were $34.8 million and $39.2 million, respectively, representing a year-over-year decrease of 11% primarily due to the adoption of ASC 606 and the reduction in professional services revenues as we moved towards cloud-based solutions. The decrease in total revenues was offset in part by an increase in our subscription revenues primarily caused by adding new customers and expanding our existing customer relationships.

Key Business Metric

In addition to the measures of financial performance presented in our condensed consolidated financial statements, we use adjusted EBITDA to establish budgets and operational goals and to evaluate and manage our business internally. We believe adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. See “Adjusted EBITDA” below.

Key Components of Results of Operations

Revenues

Subscription
Subscription revenues primarily include contractual arrangements with customers accessing our cloud-based solutions. These arrangements, on average, are for committed three-year terms. Included in subscription revenues are revenues associated with maintenance and support and managed support services. Maintenance and support revenues include post-contract customer support and the right to unspecified software updates and enhancements on a when and if available basis from customers using on-premise solutions. Managed support services revenue includes supporting, managing and administering our software solutions and providing additional end user support. Term-based licenses for current products with the right to use unspecified future versions of the software and maintenance and support during the coverage period are also included in subscription revenues. Subscription revenue is generally recognized ratably over the contractual term of the arrangement beginning on the date our service is made available to the customer. The software-as-a-service (“SaaS”) model is the primary way we sell to our customers in our vertical markets. Accordingly, we expect that subscription revenue for fiscal year 2019 will be higher as a percentage of total revenues than fiscal year 2018 as we continue to acquire new SaaS customers and expand our SaaS offerings within our existing customers.

Professional Services
Professional services revenues primarily include fees generated from implementation, cloud configuration, on-site support and other consulting services. Also included in professional services revenues are revenues related to training and customer-reimbursed expenses, as well as services related to software licenses for our on-premise solutions. Professional services revenues are generally recognized as the services are rendered for time and materials contracts or on a proportional performance basis for fixed price contracts. The majority of our professional services contracts are on a time and materials basis. The revenue from training and customer-reimbursed expenses is recognized as we deliver these services. We expect our professional services revenues for the fiscal year 2019 to be lower both in absolute dollars and as a percentage of total revenues from those recorded in the fiscal year ended on September 30, 2018, as our license implementation revenues are expected to significantly decrease since we ceased selling perpetual licenses in fiscal year 2018.

Cost of Revenues

Subscription
Cost of subscription revenues includes costs related to our cloud-based solutions, maintenance and support for our on-premise solutions and managed support services. Cost of subscription revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation and costs for royalties, facilities expense, amortization, depreciation, third-party contractors and cloud infrastructure costs. We believe the cost of subscription revenues will increase in absolute dollars as we continue to sell more cloud-based solutions.

Professional Services
Cost of professional services revenues includes costs related to the set-up of our cloud-based solutions, services for on-premise solutions, training and customer-reimbursed expenses. Cost of professional services revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation and costs for third-party contractors and other expenses. Cost of professional services revenues may vary from period to period depending on a number of factors, including the amount of implementation services required to deploy our solutions and the level of involvement of third-party contractors providing implementation services. We expect the cost of professional services revenues for the remainder quarters of fiscal year 2019 to remain relatively flat compared to the second quarter of 2019 since we no longer sell perpetual licenses.

Operating Expenses

Research and Development
Our research and development expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation and costs related to third-party contractors. Our software development costs are generally expensed as incurred. In the past, we capitalized development costs in connection with the development of new cloud-based software. We expect our research and development expenses to be marginally lower in fiscal year 2019 from those recorded in fiscal year 2018.

Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related costs including salary, bonus, commissions, stock-based compensation, as well as the amortization of intangibles, travel-related expenses and marketing programs. We expect our sales and marketing expenses to be flat to marginally lower in fiscal year 2019 from those recorded in fiscal year 2018.

General and Administrative
Our general and administrative expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation and audit and legal fees, third-party contractors, facilities expenses, costs associated with corporate transactions and travel-related expenses. We expect our general and administrative expenses to be substantively lower in fiscal year 2019 from those recorded in fiscal year 2018. The decrease in general and administrative expenses expected for fiscal year 2019 is the result of a non-recurring charge we recorded in fiscal year 2018 that was primarily related to the stock issued in connection with our former Chief Executive Officer’s departure.

Change in Presentation

Previously, we presented revenue and cost of revenue on two lines: “SaaS and maintenance” and “License and implementation”. Historically, our growth was driven by the sale of on-premise solutions. Over the last few years, we shifted our focus to selling cloud-based software. As a result of our business model transition from an on-premise to a SaaS model, we have updated the presentation in the first quarter of fiscal year 2019 to present the revenue and cost of revenue line items within our consolidated statements of operations with the break-out between two new lines called “Subscription” and “Professional services.” Revenues and cost of revenues in prior periods have been reclassified in this filing to conform to the new presentation. This change in presentation does not affect our previously-reported total revenues or total cost of revenues.

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

	(in thousands)
Revenues
Subscription	$25,940	$24,004	$51,142	$47,851
Professional services	8,903	15,230	18,778	30,450
Total revenues	34,843	39,234	69,920	78,301
Cost of Revenues
Subscription	8,852	9,440	17,590	19,055
Professional services	7,894	7,813	15,723	15,007
Total cost of revenues	16,746	17,253	33,313	34,062
Gross profit	18,097	21,981	36,607	44,239
Operating Expenses
Research and development	7,415	8,047	14,827	17,115
Sales and marketing	8,598	9,015	16,650	17,507
General and administrative	6,833	7,324	12,989	16,055
Total operating expenses	22,846	24,386	44,466	50,677
Loss from operations	(4,749)	(2,405)	(7,859)	(6,438)
Interest expense, net	891	1,449	1,624	2,872
Other expenses, net	127	(87)	412	38
Loss before income taxes	(5,767)	(3,767)	(9,895)	(9,348)
Provision (benefit) for income taxes	141	129	739	(195)
Net loss	$(5,908)	$(3,896)	$(10,634)	$(9,153)

Comparison of the Three Months Ended March 31, 2019 and 2018
Revenues

	Three Months Ended March 31,
	2019		2018
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$25,940	74%	$24,004	61%	$1,936	8%
Professional services	8,903	26	15,230	39	(6,327)	(42)%
Total revenues	$34,843	100%	$39,234	100%	$(4,391)	(11)%

Subscription
Subscription revenues increased by $1.9 million, or 8%, to $25.9 million for the three months ended March 31, 2019 from $24.0 million for the same period in 2018. As a percentage of total revenues, subscription revenues increased from 61% to 74%. The increase in our subscription revenues was primarily driven by adding new customers and expanding our existing customer relationships, partially offset by a $1.0 million decrease due to the adoption of ASC 606 in the first quarter of fiscal year 2019. See Note 1 for more information on the impact of the adoption of ASC 606. We intend to focus on growing our recurring revenue from SaaS subscriptions in future periods.

Professional services
Professional services revenues decreased by $6.3 million, or 42%, to $8.9 million for the three months ended March 31, 2019 from $15.2 million for the same period last fiscal year. As a percentage of total revenues, professional services revenues decreased from 39% to 26%. The decrease in revenue in absolute dollars and as a percentage of total revenue is primarily driven by a $3.9 million decrease in professional services revenues due to the adoption of ASC 606 as well as the change in business model as we moved towards cloud-based solutions. See Note 1 for more information on the impact of the adoption of ASC 606.

Cost of Revenues

	Three Months Ended March 31,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$8,852	34%	$9,440	39%	$(588)	(6)%
Professional services	7,894	89%	7,813	51	81	1%
Total cost of revenues	$16,746	48%	$17,253	44%	$(507)	(3)%

Subscription
Cost of subscription revenues decreased by $0.6 million, or 6%, to $8.9 million during the three months ended March 31, 2019 from $9.4 million for the same period in 2018. As a percentage of subscription revenues, cost of subscription revenues decreased from 39% to 34% during the three months ended March 31, 2019, as we continue to improve gross margins by more efficiently delivering our cloud platform.

Professional services
Cost of professional services revenues increased by $0.1 million, or 1%, to $7.9 million during the three months ended March 31, 2019 from $7.8 million for the same period last year. As a percentage of professional services revenue, cost of professional services revenues increased primarily due to the mix of professional services engagements.

Operating Expenses

	Three Months Ended March 31,
	2019	2018	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$7,415	$8,047	$(632)	(8)%
Sales and marketing	8,598	9,015	(417)	(5)%
General and administrative	6,833	7,324	(491)	(7)%
Total operating expenses	$22,846	$24,386	$(1,540)	(6)%

Research and Development
Research and development expenses decreased by $0.6 million, or 8%, to $7.4 million during the three months ended March 31, 2019 from $8.0 million for the same period in 2018. The decrease was primarily due to a $0.5 million decrease in employee-related costs driven by a reduction in headcount.
Sales and Marketing
Sales and marketing expenses decreased by $0.4 million, or 5%, to $8.6 million during the three months ended March 31, 2019 from $9.0 million for the same period in 2018. This decrease was primarily due to a $0.2 million decrease in travel-related costs and a $0.2 million decrease in marketing programs and other costs.

General and Administrative
General and administrative expenses decreased by $0.5 million, or 7%, to $6.8 million during the three months ended March 31, 2019 from $7.3 million for the same period last year. The decrease was primarily driven by a $0.4 million decrease in third party professional services costs.

Interest and Other Expenses, Net

	Three Months Ended March 31,
	2019	2018	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense, net	$891	$1,449	$(558)	(39)%
Other expenses, net	$127	$(87)	$214	246%

Interest expense, net, decreased during the three months ended March 31, 2019 compared to the same period in 2018 and was primarily driven by a lower interest rate resulting from the refinancing of the term loan in the third quarter of fiscal year 2018. See Note 4.

The increase in other expenses, net, was primarily driven by currency fluctuations.

Provision (benefit) for Income Taxes

	Three Months Ended March 31,
	2019	2018	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for income taxes	$141	$129	$12	9%

The provision for income taxes is primarily related to the state minimum taxes and foreign taxes on our profitable foreign operations.
Comparison of the Six Months Ended March 31, 2019 and 2018
Revenues

	Six Months Ended March 31,
	2019		2018
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$51,142	73%	$47,851	61%	$3,291	7%
Professional services	18,778	27	30,450	39	(11,672)	(38)%
Total revenues	$69,920	100%	$78,301	100%	$(8,381)	(11)%

Subscription
Subscription revenues increased by $3.3 million, or 7%, to $51.1 million for the six months ended March 31, 2019 from $47.9 million for the same period in 2018. As a percentage of total revenues, subscription revenues increased from 61% to 73%. The increase in our subscription revenues was primarily the result of adding new customers in fiscal year 2019, as well as expanding the relationships we have with our existing customers, offset in part by a $1.0 million decrease in revenues due to the adoption of ASC 606 in the first quarter of fiscal year 2019. We intend to focus on growing our recurring revenue from SaaS subscriptions in future periods. See Note 1 for more information on the impact of the adoption of ASC 606.

Professional services
Professional services revenues decreased by $11.7 million, or 38%, to $18.8 million for the six months ended March 31, 2019 from $30.5 million for the same period last year. As a percentage of total revenues, professional services revenues decreased from 39% to 27%. The decrease in revenue in absolute dollars and as a percentage of total revenue was driven primarily by a $4.2 million decrease in revenues due to the adoption of ASC 606 and also to our change in business model as we moved away from sales of on-premise solutions to cloud-based solutions. See Note 1 for more information on the impact of the adoption of ASC 606.

Cost of Revenues

	Six Months Ended March 31,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$17,590	34%	$19,055	40%	$(1,465)	(8)%
Professional services	15,723	84	15,007	49	716	5%
Total cost of revenues	$33,313	48%	$34,062	44%	$(749)	(2)%

Subscription
Cost of subscription revenues decreased by $1.5 million, or 8%, to $17.6 million during the six months ended March 31, 2019 from $19.1 million for the same period last year. As a percentage of subscription revenues, cost of subscription revenues decreased from 40% to 34% during the six months ended March 31, 2019, as we continue to improve gross margins by more efficiently delivering our cloud platform.

Professional services
Cost of professional services revenues increased by $0.7 million, or 5%, to $15.7 million during the six months ended March 31, 2019 from $15.0 million for the same period last year. As a percentage of professional services revenue, cost of professional services revenue increased primarily due to the mix of professional services engagements.

Operating Expenses

	Six Months Ended March 31,
	2019	2018	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$14,827	$17,115	$(2,288)	(13)%
Sales and marketing	16,650	17,507	(857)	(5)%
General and administrative	12,989	16,055	(3,066)	(19)%
Total operating expenses	$44,466	$50,677	$(6,211)	(12)%

Research and Development
Research and development expenses decreased by $2.3 million, or 13%, to $14.8 million during the six months ended March 31, 2019 from $17.1 million for the same period in 2018. The decrease was primarily due to a $1.5 million decrease in employee-related costs driven by a reduction in headcount and a $0.8 million decrease in costs associated with equipment related, travel and other costs.
Sales and Marketing
Sales and marketing expenses decreased by $0.9 million, or 5%, to $16.7 million during the six months ended March 31, 2019 from $17.5 million for the same period in 2018. This decrease was primarily due to a $0.4 million decrease in employee-related costs from the capitalization of commission expense pursuant to ASC 340-40 in connection with the adoption of ASC 606 and a $0.5 million decrease in travel and other costs.
General and Administrative

General and administrative expenses decreased by $3.1 million, or 19%, to $13.0 million during the six months ended March 31, 2019 from $16.1 million for the same period last year. The decrease was primarily due to a $2.4 million decrease in employee-related costs and a $0.6 million decrease in depreciation and other costs.

Interest and Other Expenses, Net

	Six Months Ended March 31,
	2019	2018	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense, net	$1,624	$2,872	$(1,248)	(43)%
Other expenses, net	$412	$38	$374	984%

Interest expense, net, decreased during the six months ended March 31, 2019 compared to the same period in 2018 and was primarily driven by a lower interest rate from the refinancing of the term loan in the third quarter of fiscal year 2018. See Note 4.

The increase in other expenses, net, was primarily driven by currency fluctuations.

Provision (benefit) for Income Taxes

	Six Months Ended March 31,
	2019	2018	Change ($)	Change (%)

	(in thousands, except percentages)
Provision (benefit) for income taxes	$739	$(195)	$934	479%

The provision (benefit) for income taxes is primarily related to the state minimum taxes and foreign taxes on our profitable foreign operations. The increase in the provision during the six months ended March 31, 2019 was primarily driven by the foreign withholding taxes we paid in the first quarter of fiscal year 2019 due to the repatriation of certain foreign subsidiary earnings to the United States, as well as the fact that in the first six months of fiscal year 2018, we recorded one-time benefits related to deferred tax liabilities caused by the reduced corporate tax rate and a valuation allowance release.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of $54.1 million. Based on our future expectations and historical usage, we believe our current cash and cash equivalents are sufficient to meet our operating needs including principal payments related to our debt for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts, expansion of our business and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in, or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Term Loan
In connection with the Revitas acquisition, on January 5, 2017, we entered into a financing agreement (the “Financing Agreement”) with Crystal Financial SPV, LLC and TC Lending, LLC for a $50.0 million term loan. In May 2018, this term loan was extinguished and repaid in full in part from the proceeds of the refinancing with Wells Fargo Bank, N. A. (“Wells Fargo”), as discussed below.

Term Loan - Wells Fargo
On May 4, 2018, we entered into a Credit Agreement (“Credit Agreement”) with Wells Fargo for a term loan of $50.0 million and a revolving line of credit for an amount up to $5.0 million. In conjunction with this refinancing, we repaid in full the existing term loan under the Financing Agreement discussed above. This refinancing allowed us to obtain a more favorable interest rate. The term loan under the Credit Agreement will mature on May 4, 2023. As of March 31, 2019, we had not drawn down from the line of credit and had $5.0 million available.
At our election, the term loan and the revolving line of credit will bear interest based upon our leverage ratio as defined in the Credit Agreement at either (i) a base rate plus applicable margin ranging from 2.0% to 3.5% or (ii) LIBOR plus applicable margin ranging from 3.0% to 4.5%. Interest is payable periodically, in arrears, at the end of each interest period we elect. For the quarter ended March 31, 2019, our interest rate was LIBOR rate plus 4.50%. In addition, we are required to pay monthly in arrears an unused line fee ranging from 0.25% to 0.5% of the unused portion of the revolving line of credit based upon our leverage ratio,

We may voluntarily prepay the term loan, with any such prepayment applied against the remaining installments of principal of the term loan on a pro rata basis or direct order of maturity, subject to certain limitations. However, we are required to repay the term loan with proceeds from the sale of assets, the receipt of certain insurance proceeds, litigation proceeds or indemnity payments or the incurrence of debt (in each case subject to certain exceptions). We prepaid approximately $4.8 million of principal on January 2, 2019 and elected to apply the prepayment against the remaining principal installments in the direct order of maturity.

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our ability and our subsidiaries to: incur additional indebtedness; incur liens; engage in mergers or other fundamental changes; consummate acquisitions; sell certain property or assets; change the nature of their business; prepay or amend certain indebtedness; pay cash dividends, other distributions or repurchase our equity interests or our subsidiaries; make investments; or engage in certain transactions with affiliates. The Credit Agreement also contains certain financial covenants, including maintaining consolidated liquidity (cash in the United States plus revolving credit line availability) of at least $15.0 million, minimum levels of maintenance and subscription fee revenue and, if liquidity is less than $30.0 million for 90 consecutive days, a leverage ratio of not greater than 3.50 to 1.00. Additionally, the Credit Agreement provides for customary events of default, including failure to pay amounts due or to comply with covenants, default on other indebtedness, or a change of control. As of March 31, 2019, we were in compliance with all covenant requirements.

Promissory Notes
Also in connection with the Revitas acquisition, we incurred $10.0 million in debt in the form of two $5.0 million promissory notes with the sellers, one of which matured and was paid on July 5, 2018 and the other of which will mature on January 5, 2020. The remaining outstanding promissory note bears interest at the rate of 3.0% per annum and is subject to a right of set-off as partial security for the indemnification obligations of the target’s stockholders under the merger agreement. This remaining promissory note is subordinate to the term loan with Wells Fargo.

The effective interest rate for the term loan with Wells Fargo is 7.50% and the 36-month promissory note is 9.89%.

Cash Flows

	Six Months Ended March 31,
	2019	2018
	(in thousands)
Cash flows provided by (used) in operating activities	$465	$(5,026)
Cash flows used in investing activities	(167)	(91)
Cash flows provided by (used in) financing activities	(2,982)	2,773

Cash Flows from Operating Activities
Cash provided by or used in operating activities is primarily influenced by the sales of our products, our personnel-related expenditures, our facility related costs and the amount and timing of customer payments. Our largest source of operating cash inflows is cash collections from our customers for subscription and professional services revenues.
Net cash provided by operating activities during the six months ended March 31, 2019 was primarily the result of our net loss of $10.6 million and an unfavorable net change in operating assets and liabilities of $2.5 million, offset in part by $13.6 million of non-cash expenses consisting primarily of stock-based compensation and depreciation and amortization. The net change in operating assets and liabilities primarily reflects an outflow from the changes in deferred revenue of $8.6 million driven mainly by the timing of invoicing and accrued employee compensation of $4.4 million due to payments of bonuses and other employee benefits, offset mainly by an inflow from the changes in accounts receivable of $8.4 million due to timing of billing and cash collections and accounts payables of $0.9 million due to the timing of vendor invoice payments.

Net cash used in operating activities during the six months ended March 31, 2018 was primarily the result of our net loss of $9.2 million and a $7.5 million change in operating assets and liabilities, partially offset by $11.6 million of non-cash adjustments of deferred income taxes benefits, stock-based compensation, and depreciation and amortization. The $7.5 million net change in operating assets and liabilities consisted of a $6.6 million increase in accounts receivable, reflective of invoicing in excess of collections during the period, a $0.3 million decrease in deferred cost of implementation services, a $0.6 million increase in prepaid expense and other assets, a $7.1 million increase in deferred revenue primarily due to timing of amount invoiced and revenue recognized, a $1.5 million decrease in other accrued and long term liabilities, a $5.5 million decrease in accrued employee compensation primarily due to payments of bonuses and other employee benefits, and a $0.7 million decrease in accounts payable.

Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended March 31, 2019 and 2018 was related to purchases of property and equipment.

Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended March 31, 2019 was due to the principal payment on our term loan with Wells Fargo, partially offset from cash provided by the exercises of stock options and purchases made under our employee stock purchase plan.

Net cash provided by financing activities for the six months ended March 31, 2018 came from the exercises of stock options and purchases made under our employee stock purchase plan.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies referred to below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our most recent Annual Report filed on Form 10-K for the fiscal year ended September 30, 2018, except for changes associated with revenue recognition resulting from the adoption of Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASC 606”) and the addition of a hedging policy.

Revenue Recognition
We derive our revenues primarily from subscription revenues and professional services revenues and applies the following framework to recognize revenue:

•	Identification of the contract, or contracts, with a customer,

•	Identification of the performance obligations in the contract,

•	Determination of the transaction price,

•	Allocation of the transaction price to the performance obligations in the contract, and

•	Recognition of revenue when, or as, we satisfy a performance obligation.

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

The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring services and products to the customer. Variable consideration (if any) is estimated and included in the transaction price if, in our judgment, it is probable that there will not be a significant future reversal of cumulative revenue under the contract. We typically do not offer contractual rights of return or concessions.

For contracts that contain multiple performance obligations, the transaction price is allocated to each performance obligation based on its relative standalone selling price (“SSP”). SSP is estimated for each distinct performance obligation and judgment may be involved in the determination. We determine SSP using information that may include market conditions and other observable inputs. We evaluate the SSP for our performance obligations on a quarterly basis.

Revenue is recognized when control of these services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for these services. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component.

Subscription revenue related to cloud-based solutions, maintenance and support and managed service and support revenues are generally recognized ratably over the contractual term of the arrangement beginning on the date that our service is made available to the customer. These arrangements, in general, are for committed one- to three-year terms. For term-based license contracts, the transaction price allocated to the software element is recognized when it is made available to the customers. The transaction price allocated to the related support and updates is recognized ratably over the contract term. Term-based license arrangements may include termination rights that limit the term of the arrangement to a month, quarter or year.

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

Hedging
Cash Flow Hedging — Hedges of Forecasted Foreign Currency Operation Costs
Our customers typically pay in U.S. dollars, however in foreign jurisdictions, our expenses are typically denominated in local currency. We may use foreign exchange forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts generally range from one month to one year in duration.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the fair value of these cash flow hedges in accumulated other comprehensive income (loss) in our condensed consolidated balance sheets, until the forecasted transaction occurs, at which point, the related gain or loss on the cash flow hedge is reclassified to the financial statement line item to which the derivatives relates. In the event the underlying forecasted transaction does not occur or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge is also reclassified into earnings from accumulated other comprehensive income (loss). If we do not elect hedge accounting or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recognized immediately in the same financial statement line item to which the derivative relates.

Hedge Effectiveness
For foreign currency hedges designated as cash flow hedges, we elected to utilize the critical terms method to determine if the hedges are highly effective and thus, eligible for hedge accounting treatment. We evaluate the effectiveness of the foreign exchange contracts on a quarterly basis.

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We define adjusted EBITDA as net loss before items discussed below, including: stock-based compensation expense, depreciation and amortization, deferred revenue adjustment related to the acquisition of Revitas, interest expense (income), net, other expenses (income), net, and provision (benefit) for income taxes. We believe adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. We also use this measure internally to establish budgets and operational goals to manage our business and evaluate our performance.

We understand that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA has limitations as an analytical tool and it should not be considered in isolation or as a substitute for analysis of our results of operations as reported under U.S. GAAP. These limitations include:

•	adjusted EBITDA does not include deferred revenue adjustment related to the Revitas acquisition;

•	adjusted EBITDA does not reflect stock-based compensation expense;

•
depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future and adjusted EBITDA does not reflect any cash requirements for these replacements;

•	adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income and expense; and

•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following tables provide a reconciliation of adjusted EBITDA to net loss (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Reconciliation of Adjusted EBITDA
Net loss	$(5,908)	$(3,896)	$(10,634)	$(9,153)
Adjustments
Stock-based compensation expense	4,896	3,246	9,099	7,282
Depreciation and amortization	1,691	2,162	3,533	4,427
Deferred revenue adjustment	—	—	—	627
Interest expense, net	891	1,449	1,624	2,872
Other expenses (income), net	127	(87)	412	38
Provision (benefit) for income taxes	141	129	739	(195)
Adjusted EBITDA	$1,838	$3,003	$4,773	$5,898

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Other than the item discussed below, there has been no material change in our exposure to market risks from that discussed in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2018.

Foreign Currency Exchange Risk

Our customers typically pay us in U.S. dollars. However, in foreign jurisdictions, our expenses are typically denominated in local currency. Our expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. A significant fluctuation in the exchange rates between our subsidiaries’ local currencies, especially between the Indian Rupee and the U.S. dollar, could have an adverse impact on our results of operations and cash flows.

In the first quarter of 2019, we initiated a hedging program with respect to foreign currency risk. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have an impact of $0.4 million.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls in connection with our adoption of ASC 606 effective October 1, 2018; however, these did not constitute significant changes to our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by a management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of March 31, 2019, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events.

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

We have incurred net losses of $5.9 million and $3.9 million for the three months ended March 31, 2019 and 2018, respectively, and $10.6 million and $9.2 million for the six months ended March 31, 2019 and 2018. As of March 31, 2019, we had an accumulated deficit of $203.8 million. Our expenses may increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology industry. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

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

•	the amount and timing of our operating expenses and capital expenditures, and our ability to timely repay our debt;

•	price competition;

•	the rate of expansion and productivity of our direct sales force;

•	regulatory compliance costs;

•	required modifications to our solutions or services in response to changes in law or regulations;

•	sales commissions expenses related to large transactions;

•	technical difficulties or interruptions in the delivery of our cloud-based solutions;

•	seasonality or cyclical fluctuations in our industries;

•
future accounting pronouncements or changes in our accounting policies, including the impact of the adoption and implementation of the Financial Accounting Standards Board’s new standard regarding revenue recognition;

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

Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the Court of Justice of the European Union ruled in October 2015 that the US-EU Safe Harbor framework was invalid, and the framework’s successor, the US-EU Privacy Shield, while adopted, has been criticized and challenged by multiple privacy advocacy groups. Furthermore, federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, for example, the recently enacted California Consumer Privacy Act of 208 (“CCPA”). Industry organizations also regularly adopt and advocate for new standards in this area. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including but not limited to, the European General Data Protection Regulation, which imposes additional obligations and risks upon our business. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually applies to us.
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

In May 2018, we entered into a credit agreement with Wells Fargo under which we incurred $50 million of indebtedness to refinance indebtedness that we incurred in January 2017 to fund the cash portion of our Revitas acquisition, and established a revolving credit facility of $5.0 million. This term loan is secured by substantially all of our assets and matures in May 2023. We also issued two promissory notes for an aggregate of $10.0 million in January 2017 to the sellers of Revitas, one of which was repaid in full in May 2018. The incurrence of significant indebtedness could have adverse consequences, including the following:

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

We must repay the $50.0 million term loan in quarterly installments of $250,000 each from September 30, 2018 through June 30, 2019, $625,000 each from September 30, 2019 through June 30, 2020, and $937,500 each from September 30, 2020 through March 31, 2023, and must repay the remaining principal amount at maturity in May 2023. On January 2, 2019, we made approximately $4.8 million of principal payment. Additionally, our remaining promissory note to the sellers of Revitas will mature in January 2020. Our ability to generate cash to repay our indebtedness is subject to the performance of our business, as well as general economic, financial, competitive and other factors that are beyond our control. If our business does not generate sufficient cash flow from operating activities or if future borrowings are not available to us in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition and ability to expand our business may be adversely affected.

The term loan bear interest at a variable rate of either a base rate plus a margin ranging from 2.0% to 3.5%, or LIBOR plus a margin ranging from 3.0% to 4.5%, which exposes us to interest rate risk. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense even though the amount borrowed remained the same.

Additionally, the credit agreement governing our term loans with Wells Fargo contains various restrictive covenants, including maintaining consolidated liquidity (cash in the United States plus revolving credit line availability) of at least $15.0 million, minimum levels of maintenance and subscription fee revenue and, if liquidity is less than $30.0 million for 90 consecutive days, a leverage ratio not greater than 3.50 to 1.00. The credit agreement also requires us and our guarantors to maintain certain non-financial covenants, including covenants  restricting our ability to dispose of assets, changing our organizational documents, merging with or acquiring other entities, incurring other indebtedness and making investments. Our ability to comply with some of these restrictive covenants can be affected by events beyond our control, and we may be unable to do so. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under our financing agreement to be immediately due and payable. If we are unable to repay that amount, our lenders could seize our assets securing the loans and our financial condition could be adversely affected.

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

Generally accepted accounting principles in the United States (“U.S. GAAP”) is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which superseded nearly all existing revenue recognition guidance under U.S. GAAP. We implemented this guidance in the first quarter of our fiscal year 2019 through the modified retrospective method. The adoption of Topic 606 impacted the comparability of our financial results which might lead investors to draw incorrect conclusions which could harm investors’ interest in holding or purchasing our equity. Additionally, this or other changes in accounting principles could adversely affect our financial results. See Note 1 to the condensed consolidated financial statements included in this report regarding the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Further, the implementation of this new guidance or a change in other principles or interpretations could have a significant effect on our financial results, and could affect the reporting of transactions completed before the announcement of a change.

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

As a public company, we incur significant legal, accounting and other expenses. For example, we are required to comply with the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and the Dodd Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements  results in legal and financial compliance costs and make some activities more time consuming.

Additionally, as of September 30, 2018, we were no longer an “emerging growth company” and are now required to comply with additional disclosure and reporting requirements, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We are also required to include additional information regarding executive compensation in our proxy statements and begin holding nonbinding advisory votes on executive compensation. These additional reporting requirements may increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to these public company requirements.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (Code), and similar state law provisions, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income. If our existing NOLs are subject to limitations arising from ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, also could result in an ownership change under Section 382 of the Code. There is also a risk that our NOLs could expire, or otherwise be unavailable to offset future income tax liabilities due to changes in the law, including regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we attain profitability. For example, certain of our NOLs started expiring in 2016.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None.

Item 6.	Exhibits
The following documents are filed as Exhibits to this report:

Exhibit Number	Exhibit Description	Filed Herewith

31.1	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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
Date: May 7, 2019

MODEL N INC.

By:	/s/ David Barter
David Barter
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)