Form 10-Q
period 2019-06-30
MODEL N, INC.
filed 2019-08-07
CIK 1118417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

As of July 26, 2019, the registrant had 32,711,571 shares of common stock outstanding.

1

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MODEL N, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	As of June 30, 2019	As of September 30, 2018
Assets
Current assets
Cash and cash equivalents	$58,529	$56,704
Accounts receivable, net of allowance for doubtful accounts of $64 as of June 30, 2019 and $172 as of September 30, 2018	25,505	28,273
Prepaid expenses	2,174	3,631
Other current assets	2,826	455
Total current assets	89,034	89,063
Property and equipment, net	1,232	2,146
Goodwill	39,283	39,283
Intangible assets, net	30,496	34,597
Other assets	4,418	1,064
Total assets	$164,463	$166,153
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,688	$1,664
Accrued employee compensation	13,556	14,211
Accrued liabilities	4,371	3,182
Deferred revenue, current portion	41,557	52,176
Long term debt, current portion	4,828	1,375
Total current liabilities	67,000	72,608
Long term debt	44,277	52,329
Other long-term liabilities	1,070	1,182
Total liabilities	112,347	126,119
Commitments and contingencies
Stockholders’ equity
Common Stock, $0.00015 par value; 200,000 shares authorized; 32,711 and 31,444 shares issued and outstanding at June 30, 2019 and September 30, 2018, respectively	5	5
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	259,834	244,814
Accumulated other comprehensive loss	(969)	(1,285)
Accumulated deficit	(206,754)	(203,500)
Total stockholders’ equity	52,116	40,034
Total liabilities and stockholders’ equity	$164,463	$166,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenues
Subscription	$26,638	$24,944	$77,780	$72,795
Professional services	8,074	14,673	26,852	45,123
Total revenues	34,712	39,617	104,632	117,918
Cost of revenues
Subscription	8,658	9,564	26,248	28,619
Professional services	7,206	6,881	22,929	21,888
Total cost of revenues	15,864	16,445	49,177	50,507
Gross profit	18,848	23,172	55,455	67,411
Operating expenses
Research and development	7,060	7,746	21,887	24,861
Sales and marketing	7,164	9,338	23,814	26,845
General and administrative	6,713	17,044	19,702	33,099
Total operating expenses	20,937	34,128	65,403	84,805
Loss from operations	(2,089)	(10,956)	(9,948)	(17,394)
Interest expense, net	689	4,478	2,313	7,350
Other expenses, net	(4)	(344)	408	(306)
Loss before income taxes	(2,774)	(15,090)	(12,669)	(24,438)
Provision for income taxes	230	345	969	150
Net loss	$(3,004)	$(15,435)	$(13,638)	$(24,588)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.09)	$(0.50)	$(0.43)	$(0.82)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	32,596	30,749	32,028	30,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(3,004)	$(15,435)	$(13,638)	$(24,588)
Other comprehensive income (loss), net of tax
Unrealized gain on cash flow hedges	28	—	77	—
Foreign currency translation gain (loss)	(3)	(391)	239	(372)
Total comprehensive loss	$(2,979)	$(15,826)	$(13,322)	$(24,960)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(13,638)	$(24,588)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,191	6,410
Stock-based compensation	12,822	19,312
Amortization of debt discount and issuance cost	401	686
Deferred income taxes	(170)	(581)
Amortization of capitalized contract acquisition costs	1,238	—
Other non-cash charges	(108)	(30)
Loss on debt extinguishment	—	3,142
Changes in assets and liabilities
Accounts receivable	2,295	(6,833)
Prepaid expenses and other assets	(1,368)	(102)
Deferred cost of implementation services	—	488
Accounts payable	1,088	(1,752)
Accrued employee compensation	(653)	(2,541)
Other accrued and long-term liabilities	443	(639)
Deferred revenue	(2,740)	6,386
Net cash provided by (used in) operating activities	4,801	(642)
Cash flows from investing activities
Purchases of property and equipment	(227)	(165)
Net cash used in investing activities	(227)	(165)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of common stock relating to employee stock purchase plan	2,198	3,008
Proceeds from term loan	—	49,588
Debt issuance costs	—	(145)
Principal payments on term loan	(5,000)	(50,000)
Early payment penalty	—	(1,500)
Net cash provided by (used in) financing activities	(2,802)	951
Effect of exchange rate changes on cash and cash equivalents	53	(57)
Net decrease in cash and cash equivalents	1,825	87
Cash and cash equivalents
Beginning of period	56,704	57,558
End of period	$58,529	$57,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	The Company and Significant Accounting Policies and Estimates
Model N, Inc. (“Model N,” “we,” “us,” “our,” and “the Company”) was incorporated in Delaware on December 14, 1999. We are a provider of cloud revenue management solutions for the life sciences and high tech markets. Our solutions enable our customers to maximize revenues and reduce revenue compliance risk by transforming their revenue life cycle from a series of tactical, disjointed operations into a strategic end-to-end process, which enables them to manage the strategy and execution of pricing, contracting, incentives and rebates. Our corporate headquarters are located in San Mateo, California, with additional offices in the United States, India and Switzerland.
Fiscal Year
Our fiscal year ends on September 30. References to fiscal year 2019, for example, refer to the fiscal year ending September 30, 2019.

Basis for Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated balance sheet as of June 30, 2019 has been derived from our audited financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (“the Annual Report”) on file with the SEC. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report.

In the opinion of management, the unaudited interim consolidated financial statements include all the normal recurring adjustments necessary to present fairly our condensed consolidated financial statements. The results of operations for the nine months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year 2019 or any future periods.

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

On October 1, 2018, we adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of October 1, 2018 and recorded adjustments to decrease the accumulated deficit by approximately $10.4 million. Results for reporting periods beginning after October 1, 2018 are presented under ASC 606. Prior period amounts are not adjusted and continue to be reported under accounting standards in effect for those periods.

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

The following table summarizes the effects of adopting ASC 606 on our condensed consolidated balance sheets as of June 30, 2019:

(in thousands)	As Reported	Adjustments	As if presented under ASC 605
Assets
Accounts receivables, net	$25,505	$682	$26,187
Other current assets	2,826	(2,386)	440
Other assets	4,418	(3,328)	1,090
Liabilities
Accrued liabilities	4,371	(294)	4,077
Deferred revenue, current portion	41,557	3,438	44,995
Stockholders’ Equity
Accumulated deficit	(206,754)	(8,176)	(214,930)

The following tables summarize the effects of adopting ASC 606 on our condensed consolidated statements of operations for the three and nine months ended June 30, 2019:

	Three Months Ended June 30, 2019
(in thousands, except per share amounts)	As Reported	Adjustments	As if presented under ASC 605
Revenues
Subscription	$26,638	$(1,158)	$25,480
Professional services	8,074	—	8,074
Total revenues	34,712	(1,158)	33,554
Cost of professional services revenues	7,206	15	7,221
Sales and marketing	7,164	909	8,073
Loss from operations	(2,089)	(2,082)	(4,171)
Net loss	(3,004)	(2,082)	(5,086)
Net loss per share - basic and diluted	(0.09)	(0.07)	(0.16)

	Nine Months Ended June 30, 2019
(in thousands, except per share amounts)	As Reported	Adjustments	As if presented under ASC 605
Revenues
Subscription	$77,780	$(166)	$77,614
Professional services	26,852	4,174	31,026
Total revenues	104,632	4,008	108,640
Cost of professional services revenues	22,929	78	23,007
Sales and marketing	23,814	1,723	25,537
Loss from operations	(9,948)	2,207	(7,741)
Net loss	(13,638)	2,207	(11,431)
Net loss per share - basic and diluted	(0.43)	0.07	(0.36)

The impact to our condensed consolidated statements of cash flows for the nine months ended June 30, 2019 as a result of adopting ASC 606 was not significant.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments. The amendments provide guidance on how companies present and classify certain cash receipts and cash payments in the statement of cash flows. We adopted this guidance beginning in the first quarter of fiscal year 2019 on a retrospective basis and it did not have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230): Clarifying the classification and presentation of restricted cash in the statement of cash flows. The standard requires that restricted cash and restricted cash equivalents are included in the cash and cash equivalents balance in the statement of cash flows. Further, reconciliation between the balance sheet and statement of cash flows is required when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, transfers between these balances should no longer be presented as a cash flow activity. We adopted this guidance beginning in the first quarter of fiscal year 2019 and it did not have a material impact on our consolidated financial statements.

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

Disaggregation of Revenues

See Note 12, Geographic Information, for information on revenue by geography.

Customer Contract Balances

The following table reflects contract balances with customers (in thousands):

	As of October 1, 2018(1)	As of June 30, 2019	Change
Accounts receivable, net	$27,694	$25,505	$(2,189)
Contract asset	579	682	103
Deferred revenue	44,854	42,105	(2,749)
Capitalized contract acquisition costs	3,324	5,047	1,723
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

The non-current portion of deferred revenue is included in other long-term liabilities in our condensed consolidated balance sheets. During the three and nine months ended June 30, 2019, we recognized revenue of $17.2 million and $41.2 million, respectively, that was included in the deferred revenue balances at the beginning of the period.

Capitalized Contract Acquisition Costs
In connection with the adoption of ASC 606, we began to capitalize incremental costs incurred to acquire contracts with customers. See Note 1 for additional information. As of June 30, 2019, the current and non-current portions of capitalized contract acquisition costs were $1.7 million and $3.3 million, respectively. We amortized $0.5 million and $1.2 million of contract acquisition costs during the three and nine months ended June 30, 2019, respectively.

For the three and nine months ended June 30, 2019, there was no impairment related to capitalized contract acquisition costs.

Customer Deposits

Customer deposits primarily relate to payments received from customers which could be refundable pursuant to the terms of the arrangement. These amounts are included in accrued liabilities on our condensed consolidated balance sheets. The customer deposits amount was immaterial as of June 30, 2019 and as of October 1, 2018.

Standard payment terms to customers generally range from thirty to ninety days; however, payment terms and conditions in our customer contracts may vary. In some cases, customers prepay for subscription and services in advance of the delivery; in other cases, payment is due as services are performed or in arrears following the delivery.

Performance Obligations

Remaining performance obligations represent non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2019, the aggregate amount of the transaction price allocated to performance obligations either unsatisfied or partially unsatisfied was $103.1 million, 56% of which we expect to recognize as revenue over the next 12 months and the remainder thereafter.

3.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	Estimated	As of June 30, 2019
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-10	$36,599	$(10,311)	$26,288
Developed technology	5-6	12,083	(7,875)	4,208
Total		$48,682	$(18,186)	$30,496

	Estimated	As of September 30, 2018
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-10	$36,599	$(7,642)	$28,957
Developed technology	5-6	12,083	(6,448)	5,635
Backlog	5	280	(275)	5
Total		$48,962	$(14,365)	$34,597

We recorded amortization expense related to the acquired intangible assets of $1.4 million for both of the three months ended June 30, 2019 and 2018, and $4.1 million and $4.2 million for the nine months ended June 30, 2019 and 2018, respectively.

Estimated future amortization expense for the intangible assets as of June 30, 2019 is as follows (in thousands):

Fiscal Year
2019 (remaining 3 months)	$1,365
2020	4,751
2021	4,688
2022	4,686
2023 and thereafter	15,006
Total future amortization	$30,496

4.	Debt
Term Loan
In connection with the Revitas acquisition, on January 5, 2017, we entered into a financing agreement (the “Financing Agreement”) with Crystal Financial SPV, LLC and TC Lending, LLC for a $50.0 million term loan. In May 2018, this term loan was extinguished and repaid in full in part from the proceeds of the refinancing with Wells Fargo Bank, N. A. (“Wells Fargo”), as discussed below.
Term Loan – Wells Fargo
On May 4, 2018, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo, as administrative agent, and the lenders party thereto, for a $50.0 million term loan, as well as a revolving line of credit for an amount up to $5.0 million. In part from the proceeds of this financing, we repaid in full the existing term loan under the Financing Agreement discussed above. The term loan will mature on May 4, 2023. As of June 30, 2019, we had not drawn down from the line of credit and had $5.0 million available.

At our election, the term loan under the Credit Agreement and the revolving line of credit will bear interest based upon our leverage ratio as defined in the Credit Agreement at either (i) a base rate plus applicable margin ranging from 2.0% to 3.5%

or (ii) LIBOR plus applicable margin ranging from 3.0% to 4.5%. Interest is payable periodically, in arrears, at the end of each interest period we elect. For the quarter ended June 30, 2019, our interest rate was LIBOR rate plus 3.5%. In addition, we are required to pay monthly in arrears an unused line fee ranging from 0.25% to 0.5% of the unused portion of the revolving line of credit based upon our leverage ratio.

We incurred approximately $0.7 million in transaction costs in connection with the Credit Agreement in fiscal year 2018. These costs were capitalized and included as part of our debt and are being amortized over the life of the debt. As a condition to entering into the Credit Agreement, we pledged substantially all of our assets in the United States.

We may voluntarily prepay the term loan, with any such prepayment applied against the remaining installments of principal of the term loan on a pro rata basis or direct order of maturity, subject to certain limitations. However, we are required to repay the term loan with proceeds from the sale of assets, the receipt of certain insurance proceeds, litigation proceeds or indemnity payments or the incurrence of debt (in each case subject to certain exceptions). We prepaid approximately $4.8 million of principal on January 2, 2019. We elected to apply the prepayment against the remaining principal installments in the direct order of maturity. On July 1, 2019, we made another prepayment of $5.0 million and such prepayment shall be applied against the remaining installments of principal on a pro rata basis. The remaining balance of the term loan is classified as long-term debt on our Condensed Consolidated Balance Sheets.

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

The Credit Agreement contains certain financial covenants, including maintaining consolidated liquidity (cash in the United States plus revolving credit line availability) of at least $15.0 million, minimum levels of maintenance and subscription fee revenue and, if liquidity is less than $30.0 million for 90 consecutive days, a leverage ratio of not greater than 3.50 to 1.00. The Credit Agreement also provides for customary events of default, including failure to pay amounts due or to comply with covenants, default on other indebtedness, or a change of control. As of June 30, 2019, we were in compliance with all covenant requirements.

Promissory Notes
Also in connection with the Revitas acquisition, we incurred $10.0 million in debt in the form of two $5.0 million promissory notes with the sellers, one of which matured and was paid on July 5, 2018 and the second promissory note will mature on January 5, 2020. The fair value of the promissory notes of $8.6 million was determined based on the discounted future cash flows at a 9.96% interest rate which represents an arm’s length interest rate. The remaining outstanding promissory note bears interest at the rate of 3.0% per annum and is subject to a right of set-off as partial security for the indemnification obligations of the target’s stockholders under the merger agreement. This remaining promissory note of $5.0 million is subordinate to the term loan with Wells Fargo and is classified as short-term debt on our Condensed Consolidated Balance Sheets.

The effective interest rate for the three months ended June 30, 2019 for the term loan with Wells Fargo was 7.12% and for the 36-month promissory note was 9.89%.

As of June 30, 2019, the term loan with Wells Fargo and the promissory note consisted of the following (in thousands):

Principal	$49,750
Unamortized debt discount and issuance costs	(645)
Net carrying amount	$49,105

The future scheduled principal payments for the term loan with Wells Fargo and the promissory note as of June 30, 2019 were as follows (in thousands):

Fiscal Year
2019 (remaining 3 months)	$—
2020	5,000
2021	2,938
2022	3,750
2023	38,062
Total	$49,750

5.	Derivative Instruments and Hedging

In December 2018 and in May 2019 , we entered into foreign currency forward contracts to hedge a portion of our forecasted foreign currency-denominated expenses in the normal course of business. These contracts are designated as cash flows hedges. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign exchange rate movements. We do not use any of the derivative instruments for trading or speculative purposes. For the three and nine months ended June 30, 2019, the impact of the hedging activities to our condensed consolidated financial statements was immaterial. The fair value of our outstanding non-deliverable foreign currency forward contracts was immaterial as of June 30, 2019.

Notional Amounts of Derivative Contracts
Derivative transactions are measured in terms of the notional amount but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. As of June 30, 2019, the notional amounts of our outstanding foreign currency forward contracts designated as cash flow hedges was approximately $6.4 million.

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

The table below sets forth our cash equivalents as of June 30, 2019 and September 30, 2018 (in thousands) which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
As of June 30, 2019
Assets:
Cash equivalents	$31,606	$—	$—	$31,606
Total assets	$31,606	$—	$—	$31,606

As of September 30, 2018
Assets:
Cash equivalents	$43,741	$—	$—	$43,741
Total assets	$43,741	$—	$—	$43,741

Our cash equivalents as of June 30, 2019 and September 30, 2018 consisted of money market funds with original maturity dates of three months or less from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of our money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of June 30, 2019 and September 30, 2018.

Our financial instruments not measured at fair value on a recurring basis include cash, accounts receivable, accounts payable and certain accrued liabilities. These financial instruments are reflected in the financial statements at cost and approximate their fair value due to their short-term nature.

As of June 30, 2019, the carrying value of the term loan with Wells Fargo approximated fair value since the term loan bears interest at rates that fluctuate with the changes in the base rate or the LIBOR rate as selected by us. The carrying value of the promissory note approximated its fair value as of June 30, 2019. We classified the term loan with Wells Fargo and the promissory note under level 2 of the fair value measurement hierarchy as these instruments are not actively traded. See Note 4 for additional information.

7.	Stock-based Compensation

As of June 30, 2019, we have approximately 4.0 million shares available for future stock awards under our equity plans and any additional releases resulting from an over-achievement relating to performance-based restricted stock units. There were no stock options granted during the three and nine months ended June 30, 2019 and 2018, respectively.

The following table summarizes the stock option activity and related information under all equity plans:

	Number of Shares (thousands)	Weighted Average Exercised Price	Weighted Average Remaining Contract Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at September 30, 2018	227	$7.64	2.94	$1,861
Granted	—	—	—
Exercised	(86)	6.59	—
Forfeited	—	—	—
Expired	(6)	5.31	—
Balance at June 30, 2019	135	$8.42	2.45	$1,486
Options exercisable as of June 30, 2019	135	$8.42	2.45	$1,486
Options vested and expected to vest as of June 30, 2019	135	$8.42	2.45	$1,486

The following table summarizes our restricted stock unit (“RSU”) activity which includes performance-based RSUs under all equity plans (in thousands, except per share data):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at September 30, 2018	2,313	$15.78
Granted	1,575	15.60
Released	(1,062)	15.33
Forfeited	(373)	14.90
Balance at June 30, 2019	2,453	$15.99

Stock-based compensation recorded in our condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues
Subscription	$435	$375	$1,364	$972
Professional services	503	324	1,543	1,000
Total stock-based compensation in cost of revenues	938	699	2,907	1,972
Operating expenses
Research and development	771	744	2,396	2,144
Sales and marketing	440	986	2,824	2,517
General and administrative	1,574	9,601	4,695	12,679
Total stock-based compensation in operating expenses	2,785	11,331	9,915	17,340
Total stock-based compensation	$3,723	$12,030	$12,822	$19,312

8.	Stockholders’ Equity

The following table presents the changes of the components of stockholders’ equity during the three months ended June 30, 2019 and 2018 (in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2019	32,481	$5	$255,931	$(994)	$(203,750)	$51,192
Issuance of common stock upon exercise of stock options	24	—	180	—	—	180
Issuance of common stock upon release of restricted stock units	206	—	—	—	—	—
Stock-based compensation	—	—	3,723	—	—	3,723
Other comprehensive income	—	—	—	25	—	25
Net loss	—	—	—	—	(3,004)	(3,004)
Balance at June 30, 2019	32,711	$5	$259,834	$(969)	$(206,754)	$52,116

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2018	30,530	$5	$227,107	$(483)	$(184,446)	$42,183
Issuance of common stock upon exercise of stock options	26	—	234	—	—	234
Issuance of common stock upon release of restricted stock units	694	—	—	—	—	—
Stock-based compensation	—	—	12,031	—	—	12,031
Other comprehensive loss	—	—	—	(391)	—	(391)
Net loss	—	—	—	—	(15,435)	(15,435)
Balance at June 30, 2018	31,250	$5	$239,372	$(874)	$(199,881)	$38,622

The following table presents the changes of the components of stockholders’ equity during the nine months ended June 30, 2019 and 2018 (in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2018	31,444	$5	$244,814	$(1,285)	$(203,500)	$40,034
Cumulative effect of a change in accounting principal	—	—	—	—	10,384	10,384
Issuance of common stock upon exercise of stock options	86	—	567	—	—	567
Issuance of common stock upon release of restricted stock units	1,062	—	—	—	—	—
Issuance of common stock upon ESPP purchase	119	—	1,631	—	—	1,631
Stock-based compensation	—	—	12,822	—	—	12,822
Other comprehensive income	—	—	—	316	—	316
Net loss	—	—	—	—	(13,638)	(13,638)
Balance at June 30, 2019	32,711	$5	$259,834	$(969)	$(206,754)	$52,116

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2017	29,323	$4	$217,052	$(502)	$(175,293)	$41,261
Issuance of common stock upon exercise of stock options	177	—	1,524	—	—	1,524
Issuance of common stock upon release of restricted stock units	1,621	1	—	—	—	1
Issuance of common stock upon ESPP purchase	129	—	1,483	—	—	1,483
Stock-based compensation	—	—	19,313	—	—	19,313
Other comprehensive income loss	—	—	—	(372)	—	(372)
Net loss	—	—	—	—	(24,588)	(24,588)
Balance at June 30, 2018	31,250	$5	$239,372	$(874)	$(199,881)	$38,622

9.	Income Taxes

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

We recorded an income tax provision of $0.2 million and $0.3 million, representing effective income tax rates of 8.3% and 2.3% for the three months ended June 30, 2019 and 2018, respectively; and $1.0 million and $0.2 million, representing income tax rates of 7.6% and 0.6%, for the nine months ended June 30, 2019 and 2018, respectively. The income tax provisions for the three months ended June 30, 2019 and 2018 were primarily related to foreign taxes on our profitable foreign operations and state minimum taxes. The income tax provision recorded in the nine months ended June 30, 2019 was primarily related to the foreign withholding taxes on the dividend distribution and foreign taxes on our profitable foreign operations. The income tax provision for the nine months ended June 30, 2018 was primarily due to foreign taxes on our profitable foreign operations partially offset by a discrete tax benefit recorded as a result of reductions in deferred tax liabilities from the reduced corporate tax rate and valuation allowance release. This was in addition to a reversal of certain foreign unrecognized tax benefits.

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

The following table sets forth the computation of our basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Numerator
Basic and diluted
Net loss attributable to common stockholders	$(3,004)	$(15,435)	$(13,638)	$(24,588)
Denominator
Basic and diluted
Weighted average shares used in computing net loss per share attributable to common stockholders	32,596	30,749	32,028	30,042
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.09)	$(0.50)	$(0.43)	$(0.82)

The following shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Stock options	82	138	96	175
Performance-based restricted stock units and restricted stock units	845	1,108	1,012	1,686

11.	Litigation and Contingencies

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

Revenues

We disaggregate our revenues by geographic regions based on the bill to location of our customers. Revenues from customers outside of the United States were 7% and 11% of total revenues for the three months ended June 30, 2019 and 2018, respectively, and 8% and 12% of total revenues for the nine months ended June 30, 2019 and 2018, respectively. However, no single jurisdiction outside of the United States represented 10% or more of our total revenues for the periods presented.

Long-Lived Assets

The following table sets forth our property and equipment, net, by geographic region (in thousands):

	As of June 30, 2019	As of September 30, 2018
United States	$998	$1,809
India	234	337
Total property and equipment, net	$1,232	$2,146

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of cloud revenue management solutions for life sciences and high tech companies. Driving mission-critical business processes such as pricing, quoting, contracting, regulatory compliance, rebates and incentives, our software helps companies know and grow their true top line and maximize every revenue moment at speed and scale. With deep industry expertise, Model N supports the complex business needs of the world’s leading brands in pharmaceutical, medical technology, semiconductor, and high-tech manufacturing across more than 120 countries, including Johnson & Johnson, AstraZeneca, Novartis, Microchip Technology and ON Semiconductor.

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

We market and sell our solutions to customers in the life sciences and high tech industries. Historically, our growth was driven by the sale of on-premise solutions. Over the last few years, we shifted our focus to selling cloud-based software and in 2017, we started transitioning customers with on-premise software to cloud-based software.

For the three months ended June 30, 2019 and 2018 our total revenues were $34.7 million and $39.6 million, respectively, representing a year-over-year decrease of 12% primarily due to the adoption of ASC 606 and the reduction in professional services revenues as we moved towards cloud-based solutions. The decrease in total revenues was offset in part by an increase in our subscription revenues primarily caused by adding new customers and expanding our existing customer relationships.

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

Cost of Revenues

Subscription
Cost of subscription revenues includes costs related to our cloud-based solutions, maintenance and support for our on-premise solutions and managed support services. Cost of subscription revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation and costs for royalties, facilities expense, amortization, depreciation, third-party contractors and cloud infrastructure costs. We believe the cost of subscription revenues will decrease as a percent of revenue as we continue to sell more cloud-based solutions.

Professional Services
Cost of professional services revenues includes costs related to the set-up of our cloud-based solutions, services for on-premise solutions, training and customer-reimbursed expenses. Cost of professional services revenues primarily consists of personnel-related costs including salary, bonus, stock-based compensation and costs for third-party contractors and other expenses. Cost of professional services revenues may vary from period to period depending on a number of factors, including the amount of implementation services required to deploy our solutions and the level of involvement of third-party contractors providing implementation services. We expect the cost of professional services revenues for fiscal year 2019 to increase slightly when compared to fiscal year 2018.

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

Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related costs including salary, bonus, commissions, stock-based compensation, as well as the amortization of intangibles, travel-related expenses and marketing programs. We expect our sales and marketing expenses to be lower in fiscal year 2019 from those recorded in fiscal year 2018.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
Revenues
Subscription	$26,638	$24,944	$77,780	$72,795
Professional services	8,074	14,673	26,852	45,123
Total revenues	34,712	39,617	104,632	117,918
Cost of Revenues
Subscription	8,658	9,564	26,248	28,619
Professional services	7,206	6,881	22,929	21,888
Total cost of revenues	15,864	16,445	49,177	50,507
Gross profit	18,848	23,172	55,455	67,411
Operating Expenses
Research and development	7,060	7,746	21,887	24,861
Sales and marketing	7,164	9,338	23,814	26,845
General and administrative	6,713	17,044	19,702	33,099
Total operating expenses	20,937	34,128	65,403	84,805
Loss from operations	(2,089)	(10,956)	(9,948)	(17,394)
Interest expense, net	689	4,478	2,313	7,350
Other expenses, net	(4)	(344)	408	(306)
Loss before income taxes	(2,774)	(15,090)	(12,669)	(24,438)
Provision for income taxes	230	345	969	150
Net loss	$(3,004)	$(15,435)	$(13,638)	$(24,588)

Comparison of the Three Months Ended June 30, 2019 and 2018
Revenues

	Three Months Ended June 30,
	2019		2018
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$26,638	77%	$24,944	63%	$1,694	7%
Professional services	8,074	23	14,673	37	(6,599)	(45)%
Total revenues	$34,712	100%	$39,617	100%	$(4,905)	(12)%

Subscription
Subscription revenues increased by $1.7 million, or 7%, to $26.6 million for the three months ended June 30, 2019 from $24.9 million for the same period in 2018. As a percentage of total revenues, subscription revenues increased from 63% to 77%. The increase in our subscription revenues was driven by adding new customers and expanding our existing customer relationships. We intend to focus on growing our recurring revenue from SaaS subscriptions in future periods.

Professional services

Professional services revenues decreased by $6.6 million, or 45%, to $8.1 million for the three months ended June 30, 2019 from $14.7 million for the same period last fiscal year. As a percentage of total revenues, professional services revenues decreased from 37% to 23%. The decrease in revenue in absolute dollars and as a percentage of total revenue is primarily driven by the change in business model as we moved towards cloud-based solutions.

Cost of Revenues

	Three Months Ended June 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$8,658	33%	$9,564	38%	$(906)	(9)%
Professional services	7,206	89%	6,881	47	325	5%
Total cost of revenues	$15,864	46%	$16,445	42%	$(581)	(4)%

Subscription
Cost of subscription revenues decreased by $0.9 million, or 9%, to $8.7 million during the three months ended June 30, 2019 from $9.6 million for the same period in 2018. As a percentage of subscription revenues, cost of subscription revenues decreased from 38% to 33% during the three months ended June 30, 2019, as we continue to improve gross margins by more efficiently delivering our cloud platform.

Professional services
Cost of professional services revenues increased by $0.3 million, or 5%, to $7.2 million during the three months ended June 30, 2019 from $6.9 million for the same period last year. As a percentage of professional services revenue, cost of professional services revenues increased primarily due to the mix of professional services engagements.

Operating Expenses

	Three Months Ended June 30,
	2019	2018	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$7,060	$7,746	$(686)	(9)%
Sales and marketing	7,164	9,338	(2,174)	(23)%
General and administrative	6,713	17,044	(10,331)	(61)%
Total operating expenses	$20,937	$34,128	$(13,191)	(39)%

Research and Development
Research and development expenses decreased by $0.7 million, or 9%, to $7.1 million during the three months ended June 30, 2019 from $7.7 million for the same period in 2018. The decrease was due to a $0.7 million decrease in employee-related costs.
Sales and Marketing
Sales and marketing expenses decreased by $2.2 million, or 23%, to $7.2 million during the three months ended June 30, 2019 from $9.3 million for the same period in 2018. This decrease was primarily due to a $1.6 million decrease in employee-related costs, a $0.5 million decrease in marketing programs and related costs and a $0.1 million decrease in other costs.

General and Administrative
General and administrative expenses decreased by $10.3 million, or 61%, to $6.7 million during the three months ended June 30, 2019 from $17.0 million for the same period last year. The decrease was primarily driven by a $10.3 million decrease in employee-related costs mostly due to the stock issued in the third quarter of fiscal year 2018 in connection with our former Chief Executive Officer’s departure and a decrease in outside services costs of $0.5 million, partially offset by a $0.5 million increase in employee-related costs.

Interest and Other Expenses, Net

	Three Months Ended June 30,
	2019	2018	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense, net	$689	$4,478	$(3,789)	(85)%
Other expenses, net	$(4)	$(344)	$340	99%

Interest expense, net, decreased during the three months ended June 30, 2019 compared to the same period in 2018 and was primarily driven by a lower interest rate resulting from the refinancing of the term loan in the third quarter of fiscal year 2018. See Note 4.

The increase in other expenses, net, was primarily driven by currency fluctuations.

Provision (benefit) for Income Taxes

	Three Months Ended June 30,
	2019	2018	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for income taxes	$230	$345	$(115)	(33)%

The provision for income taxes is primarily related to foreign income taxes on our profitable foreign operations and state minimum taxes.
Comparison of the Nine Months Ended June 30, 2019 and 2018
Revenues

	Nine Months Ended June 30,
	2019		2018
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$77,780	74%	$72,795	62%	$4,985	7%
Professional services	26,852	26	45,123	38	(18,271)	(40)%
Total revenues	$104,632	100%	$117,918	100%	$(13,286)	(11)%

Subscription
Subscription revenues increased by $5.0 million, or 7%, to $77.8 million for the nine months ended June 30, 2019 from $72.8 million for the same period in 2018. As a percentage of total revenues, subscription revenues increased from 62% to 74%. The increase in our subscription revenues was primarily the result of adding new customers in fiscal year 2019, as well as expanding the relationships we have with our existing customers. We intend to focus on growing our recurring revenue from SaaS subscriptions in future periods.

Professional services
Professional services revenues decreased by $18.3 million, or 40%, to $26.9 million for the nine months ended June 30, 2019 from $45.1 million for the same period last year. As a percentage of total revenues, professional services revenues decreased from 38% to 26%. The decrease in revenue in absolute dollars and as a percentage of total revenue was driven primarily by a $4.2 million decrease in revenues due to the adoption of ASC 606, as well as the change in our business model as we moved away from sales of on-premise solutions to cloud-based solutions. See Note 1 for more information on the impact of the adoption of ASC 606.

Cost of Revenues

	Nine Months Ended June 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$26,248	34%	$28,619	39%	$(2,371)	(8)%
Professional services	22,929	85	21,888	49	1,041	5%
Total cost of revenues	$49,177	47%	$50,507	43%	$(1,330)	(3)%

Subscription
Cost of subscription revenues decreased by $2.4 million, or 8%, to $26.2 million during the nine months ended June 30, 2019 from $28.6 million for the same period last year. As a percentage of subscription revenues, cost of subscription revenues decreased from 39% to 34% during the nine months ended June 30, 2019, as we continue to improve gross margins by more efficiently delivering our cloud platform.

Professional services
Cost of professional services revenues increased by $1.0 million, or 5%, to $22.9 million during the nine months ended June 30, 2019 from $21.9 million for the same period last year. As a percentage of professional services revenue, cost of professional services revenue increased primarily due to the mix of professional services engagements.

Operating Expenses

	Nine Months Ended June 30,
	2019	2018	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$21,887	$24,861	$(2,974)	(12)%
Sales and marketing	23,814	26,845	(3,031)	(11)%
General and administrative	19,702	33,099	(13,397)	(40)%
Total operating expenses	$65,403	$84,805	$(19,402)	(23)%

Research and Development
Research and development expenses decreased by $3.0 million, or 12%, to $21.9 million during the nine months ended June 30, 2019 from $24.9 million for the same period in 2018. The decrease was primarily due to a $2.0 million decrease in employee-related costs, a $0.7 million decrease in equipment related and outside services costs and a $0.3 million decrease in other costs.
Sales and Marketing
Sales and marketing expenses decreased by $3.0 million, or 11%, to $23.8 million during the nine months ended June 30, 2019 from $26.8 million for the same period in 2018. This decrease was primarily due to a $2.0 million decrease in employee-related costs and from the capitalization of commission expense pursuant to ASC 340-40 in connection with the adoption of ASC 606, a $0.5 million decrease in other costs and a $0.5 million decrease in outside services costs.

General and Administrative
General and administrative expenses decreased by $13.4 million, or 40%, to $19.7 million during the nine months ended June 30, 2019 from $33.1 million for the same period last year. The decrease was primarily due to a $12.2 million decrease in employee-related costs mostly caused by stock issued in the third quarter of fiscal year 2018 in connection with our former Chief Executive Officer’s departure and a $1.2 million decrease in outside services costs including legal costs.

Interest and Other Expenses, Net

	Nine Months Ended June 30,
	2019	2018	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense, net	$2,313	$7,350	$(5,037)	(69)%
Other expenses, net	$408	$(306)	$714	(233)%

Interest expense, net, decreased during the nine months ended June 30, 2019 compared to the same period in 2018 and was primarily driven by a lower interest rate from the refinancing of the term loan in the third quarter of fiscal year 2018. See Note 4.

The increase in other expenses, net, was primarily driven by currency fluctuations.

Provision (benefit) for Income Taxes

	Nine Months Ended June 30,
	2019	2018	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for income taxes	$969	$150	$819	(546)%

The provision for income taxes is primarily related to the state minimum taxes and foreign taxes on our profitable foreign operations. The increase in the provision during the nine months ended June 30, 2019 was primarily driven by the foreign withholding taxes we paid in the first quarter of fiscal year 2019 due to the repatriation of certain foreign subsidiary earnings to the United States, as well as the fact that in the first six months of fiscal year 2018, we recorded one-time benefits related to deferred tax liabilities caused by the reduced corporate tax rate and a valuation allowance release.

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $58.5 million. Based on our future expectations and historical usage, we believe our current cash and cash equivalents are sufficient to meet our operating needs including principal payments related to our debt for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts, expansion of our business and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in, or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Term Loan
In connection with the Revitas acquisition, on January 5, 2017, we entered into a financing agreement (the “Financing Agreement”) with Crystal Financial SPV, LLC and TC Lending, LLC for a $50.0 million term loan. In May 2018, this term loan was extinguished and repaid in full in part from the proceeds of the refinancing with Wells Fargo Bank, N. A. (“Wells Fargo”), as discussed below.

Term Loan - Wells Fargo
On May 4, 2018, we entered into a Credit Agreement (“Credit Agreement”) with Wells Fargo for a term loan of $50.0 million and a revolving line of credit for an amount up to $5.0 million. In conjunction with this refinancing, we repaid in full the existing term loan under the Financing Agreement discussed above. This refinancing allowed us to obtain a more favorable interest rate. The term loan under the Credit Agreement will mature on May 4, 2023. As of June 30, 2019, we had not drawn down from the line of credit and had $5.0 million available.
At our election, the term loan and the revolving line of credit will bear interest based upon our leverage ratio as defined in the Credit Agreement at either (i) a base rate plus applicable margin ranging from 2.0% to 3.5% or (ii) LIBOR plus applicable margin ranging from 3.0% to 4.5%. Interest is payable periodically, in arrears, at the end of each interest period we elect. For the quarter ended June 30, 2019, our interest rate was LIBOR rate plus 3.50%. In addition, we are required to pay monthly in arrears an unused line fee ranging from 0.25% to 0.5% of the unused portion of the revolving line of credit based upon our leverage ratio,

We may voluntarily prepay the term loan, with any such prepayment applied against the remaining installments of principal of the term loan on a pro rata basis or direct order of maturity, subject to certain limitations. However, we are required to repay the term loan with proceeds from the sale of assets, the receipt of certain insurance proceeds, litigation proceeds or indemnity payments or the incurrence of debt (in each case subject to certain exceptions). We prepaid approximately $4.8 million of principal on January 2, 2019 and we elected to apply the prepayment against the remaining principal installments in the direct order of maturity. On July 1, 2019, we made another prepayment of $5.0 million and the prepayment will be applied against the remaining installments of principal on a pro rata basis.

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our ability and our subsidiaries to: incur additional indebtedness; incur liens; engage in mergers or other fundamental changes; consummate acquisitions; sell certain property or assets; change the nature of their business; prepay or amend certain indebtedness; pay cash dividends, other distributions or repurchase our equity interests or our subsidiaries; make investments; or engage in certain transactions with affiliates. The Credit Agreement also contains certain financial covenants, including maintaining consolidated liquidity (cash in the United States plus revolving credit line availability) of at least $15.0 million, minimum levels of maintenance and subscription fee revenue and, if liquidity is less than $30.0 million for 90 consecutive days, a leverage ratio of not greater than 3.50 to 1.00. Additionally, the Credit Agreement provides for customary events of default, including failure to pay amounts due or to comply with covenants, default on other indebtedness, or a change of control. As of June 30, 2019, we were in compliance with all covenant requirements.

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

The effective interest rate for the term loan with Wells Fargo is 7.12% and the 36-month promissory note is 9.89%.

Cash Flows

	Nine Months Ended June 30,
	2019	2018
	(in thousands)
Cash flows provided by (used) in operating activities	$4,801	$(642)
Cash flows used in investing activities	(227)	(165)
Cash flows provided by (used in) financing activities	(2,802)	951

Cash Flows from Operating Activities
Cash provided by or used in operating activities is primarily influenced by the sales of our products, our personnel-related expenditures, our facility related costs and the amount and timing of customer payments. Our largest source of operating cash inflows is cash collections from our customers from the sale of subscriptions and professional services.
Net cash provided by operating activities during the nine months ended June 30, 2019 was primarily the result of our net loss of $13.6 million and an unfavorable net change in operating assets and liabilities of $0.9 million, offset in part by $19.4 million of non-cash expenses consisting primarily of stock-based compensation and depreciation and amortization. The net change in operating assets and liabilities primarily reflects an outflow from the changes in deferred revenue of $2.7 million driven mainly by the timing of invoicing and accrued employee compensation of $0.7 million due to payments of bonuses and other employee benefits, offset mainly by an inflow from the changes in accounts receivable of $2.3 million due to timing of billing and cash collections and accounts payables of $1.1 million due to the timing of vendor invoice payments.

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

Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended June 30, 2019 and 2018 was related to purchases of property and equipment.

Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended June 30, 2019 was due to the principal payment on our term loan with Wells Fargo, partially offset from cash provided by the exercises of stock options and purchases made under our employee stock purchase plan.

Net cash provided by financing activities for the nine months ended June 30, 2018 was from the exercises of stock options and purchases made under our employee stock purchase plan. In part from the proceeds of the refinancing with Wells Fargo, we repaid in full the existing term loan.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We understand that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA has limitations as an analytical tool and it should not be considered in isolation or as a substitute for analysis of our results of operations as reported under U.S. GAAP. These limitations include:

•	adjusted EBITDA does not include the deferred revenue adjustment related to the Revitas acquisition;

•	adjusted EBITDA does not reflect stock-based compensation expense;

•
depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future and adjusted EBITDA does not reflect any cash requirements for these replacements;

•	adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income and expense; and

•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following tables provide a reconciliation of adjusted EBITDA to net loss (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of Adjusted EBITDA
Net loss	$(3,004)	$(15,435)	$(13,638)	$(24,588)
Adjustments
Stock-based compensation expense	3,723	12,030	12,822	19,312
Depreciation and amortization	1,658	1,983	5,191	6,410
Deferred revenue adjustment	—	—	—	627
Interest expense, net	689	4,478	2,313	7,350
Other expenses (income), net	(4)	(344)	408	(306)
Provision for income taxes	230	345	969	150
Adjusted EBITDA	$3,292	$3,057	$8,065	$8,955

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

In the first quarter of 2019, we initiated a hedging program with respect to foreign currency risk. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have an impact of $0.5 million.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of June 30, 2019, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events.

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

We have incurred net losses of $3.0 million and $15.4 million for the three months ended June 30, 2019 and 2018, respectively, and $13.6 million and $24.6 million for the nine months ended June 30, 2019 and 2018. As of June 30, 2019, we had an accumulated deficit of $206.8 million. Our expenses may increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology industry. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

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

Our success depends on the expertise, efficacy and continued services of our executive officers, who are geographically dispersed. We have in the past and may in the future continue to experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business. For example, in April 2019, we hired a new Chief Revenue Officer. Any changes in business strategies or leadership can create uncertainty, may negatively impact our ability to execute our business strategy quickly and effectively and may ultimately be unsuccessful. The impact of hiring new executives may not be immediately realized. We are also substantially dependent on the continued service of our existing development and services personnel because of their familiarity with the inherent complexities of our solutions.

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
Our solutions are used by our customers to manage and store personally identifiable information, proprietary information and sensitive or confidential data relating to their business. Although we maintain security features in our solutions, our security measures may not detect or prevent hacker interceptions, break-ins, security breaches, the introduction of viruses or malicious code, such as “ransomware,” and other disruptions that may jeopardize the security of information stored in and transmitted by our solutions. Cyber-attacks and other malicious Internet-based activity continue to increase generally. A party that is able to circumvent our security measures or exploit any vulnerabilities in our solutions could misappropriate our or our customers’ proprietary or confidential information, cause interruption in their operations, damage or misuse their computer systems and misuse any information that they misappropriate. Because techniques used to obtain unauthorized access, exploit vulnerabilities or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques, patch vulnerabilities, or implement adequate preventative measures.
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

Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the Court of Justice of the European Union ruled in October 2015 that the US-EU Safe Harbor framework was invalid, and the framework’s successor, the US-EU Privacy Shield, while adopted, has been criticized and challenged by multiple privacy advocacy groups. Furthermore, federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, for example, the recently enacted California Consumer Privacy Act of 2018 (“CCPA”). Industry organizations also regularly adopt and advocate for new standards in this area. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including but not limited to, the European General Data Protection Regulation, which imposes additional obligations and risks upon our business. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually applies to us.
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

Additionally, mergers or consolidations among our customers in the life sciences and high tech industries, both of which are currently undergoing significant consolidation, could reduce the number of our customers and could adversely affect our revenues and sales. In particular, if our customers are acquired by entities that are not also our customers, that do not use our solutions or that have more favorable contract terms and choose to discontinue, reduce or change the terms of their use of our solutions, our business and operating results could be materially and adversely affected.

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

We must repay the $50.0 million term loan in quarterly installments of $250,000 each from September 30, 2018 through June 30, 2019, $625,000 each from September 30, 2019 through June 30, 2020, and $937,500 each from September 30, 2020 through March 31, 2023, and must repay the remaining principal amount at maturity in May 2023. On January 2, 2019, we made approximately $4.8 million of principal payment. On July 1, 2019, we made another prepayment of $5.0 million and such prepayment will be applied against the remaining installments of principal of the term loan on a pro rata basis. Additionally, our remaining promissory note to the sellers of Revitas will mature in January 2020. Our ability to generate cash to repay our indebtedness is subject to the performance of our business, as well as general economic, financial, competitive and other factors that are beyond our control. If our business does not generate sufficient cash flow from operating activities or if future borrowings are not available to us in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition and ability to expand our business may be adversely affected.

The term loan bears interest at a variable rate of either a base rate plus a margin ranging from 2.0% to 3.5%, or LIBOR plus a margin ranging from 3.0% to 4.5%, which exposes us to interest rate risk. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense even though the amount borrowed remained the same.

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

Our ability to increase revenues from existing customers and attract new customers depends in large part on our ability to enhance and improve our existing solutions and to develop and introduce new solutions. The success of any enhancement or new solutions depends on several factors, including timely completion, adequate quality testing, introduction and market acceptance. Any enhancement or new solutions that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to successfully enhance our existing solutions and develop new solutions to meet customer requirements, our business and operating results will be adversely affected.

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

We currently operate our cloud-based solutions primarily through third-party data centers. We do not control the operation of these facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions, which would have a serious adverse impact on our business. Additionally, our data center agreements are of limited duration, subject to early termination rights in certain circumstances, may include inadequate indemnification and liability provisions, and the providers of our data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all.

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

Our solutions are inherently complex and may contain material vulnerabilities, defects or errors. Any defects in solution functionality or that cause interruptions in availability could result in:

•	lost or delayed market acceptance and sales;

•	reductions in current-period total revenues;

•	breach of warranty or other contract breach or misrepresentation claims;

•	sales credits or refunds to our customers;

•	loss of customers;

•	diversion of development and customer service resources; and

•	injury to our reputation.

The costs incurred in correcting any material vulnerabilities, defects or errors might be substantial and could adversely affect our operating results. Because our customers often use our solutions as a system of record and many of our customers are subject to regulation of pricing of their products or otherwise have complex pricing commitments and revenue recognition policies, errors could result in an inability to process sales or lead to a violation of pricing requirements or misreporting of revenues by our customers that could potentially expose them to fines or other substantial claims or penalties. Accordingly, we could face increased exposure to product liability and warranty claims, litigation and other disputes and claims, resulting in potentially material losses and costs. Our limitation of liability provisions in our customer agreements may not be sufficient to protect us against any such claims.

Given the large amount of data that our solutions process and manage, it is possible that failures, vulnerabilities or errors in our software could result in unauthorized access, data loss or corruption, or cause the information that we process to be incomplete or contain inaccuracies that our customers regard as significant. We may be required to issue credits or refunds or indemnify or otherwise be liable to our customers or third parties for damages they may incur resulting from certain of these events.

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
Date: August 6, 2019

MODEL N INC.

By:	/s/ David Barter
David Barter
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)