Form 10-K
period 2019-09-30
MODEL N, INC.
filed 2019-11-15
CIK 1118417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange Stock Market on March 31, 2019, was approximately $563 million.
The number of shares of Registrant’s Common Stock outstanding as of November 1, 2019 was 32,995,069.
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on February 14, 2020, are incorporated by reference into Part III of this Report.

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

Overview
Model N is a leading provider of cloud revenue management solutions for life sciences and high tech companies. Our software helps companies drive mission critical business processes such as pricing, quoting, contracting, regulatory compliance, rebates and incentives. With deep industry expertise, Model N supports the complex business needs of the world’s leading brands in life sciences and high tech across more than 120 countries, including Johnson & Johnson, AstraZeneca, Novartis, Microchip Technology and ON Semiconductor.
Historically, companies tended to rely on a disjointed patchwork of manual processes, spreadsheets, point applications, and legacy systems to manage their revenue processes. These processes and systems operated in isolation from one another and were labor intensive, error prone, inflexible, and costly, often resulting in missed revenue opportunities, suboptimal margins, incentive overpayments, and increased revenue compliance risk. Current industry trends, which include shortening product lifecycles, tightening compliance and regulatory controls, increasing channel complexity and growing volumes of transactional data, are causing these outdated processes and legacy systems to become increasingly ineffective.
Our expertise in cloud-based revenue management solutions, combined with our knowledge of the life sciences and high tech industries, has enabled us to develop software designed to meet the unique, strategic needs of these industries, such as managed care and government pricing for life sciences companies and channel incentives management for high tech companies. Model N Revenue Cloud transforms the revenue lifecycle into a strategic, end-to-end process aligned across the enterprise. Our industry specific solution suites – Revenue Cloud for Life Sciences and Revenue Cloud for High Tech – offer a range of solutions from individual products to complete product suites.
Overview of the Life Sciences and High Tech Industries
The life sciences and high tech industries are large and highly fragmented. Companies in both industries market their products to a global customer base through diverse channels. Additionally, high costs are required to launch a drug or medical device to the global market. Regulatory pressures, consolidation, and other factors in both industries continue to drive a considerable focus on revenue management.
Management of the revenue lifecycle is a strategic imperative and a source of competitive advantage for life sciences and high tech companies as they address increasingly globalized markets, sophisticated buyers, complex channels, and expanding volumes of data from internal and market sources. Emerging business models like outcome based pricing and service bundles further complicate the revenue management processes, which increases the need for practical solutions.
Several trends specific to these industries further complicate revenue management.
Life Sciences:

•	the emergence of large group purchasing, managed care organizations and integrated healthcare delivery networks drive increased pricing pressure, contract volume, and complexity;

•	increased customer and channel incentives and rebates result in the increased risk of extending unearned discounts and the overpayment of rebates;

•	the shift of purchasing influence from physicians to economic buyers makes price and commercial terms key decision making factors;

•	increased spending on healthcare by governments instead of commercial entities adds further regulatory oversight to transactions; and

•	expanded scope of government mandates, frequency of regulatory reporting and audits, and fines, all of which increase administrative burden and monitoring costs.
High Tech:

•	shortened product lifecycles drive rapid pricing changes and require quick responses to quotes and competitive bidding;

•	increased number of core high tech products sold into different end markets with segment-specific pricing;

•	cyclicality and rising R&D costs contributing to a focus on maximizing sell time, margins and revenues;

•	increased complexity of multi-tiered global distribution channels which intensify channel conflict and price erosion;

•	changing financial reporting requirements due to channel complexity; and

•	increased use of off-invoice discounting to offset upfront discounts and mask end-customer pricing results in a lack of price transparency that can erode gross margins.
Challenges to Effective Revenue Management
Traditionally, companies addressed revenue management through a patchwork of manual processes and inflexible and costly custom solutions. This outdated approach to revenue management impedes the ability of companies to respond to changing market conditions, preventing them from maximizing revenue and increasing their revenue compliance risk. Critical challenges include:

•
Incomplete and unreliable information for critical strategic decisions.  Legacy manual processes and systems used to manage the revenue lifecycle create silos of data causing companies to make strategic marketing, pricing and resource allocation decisions that are based on incomplete or inaccurate information. As a result, revenue strategies can be suboptimal, budgets may be misallocated, and sales and marketing efforts can fail to positively impact revenues.

•
Revenue leakage due to inadequate contract management and enforcement. Customer-specific contracts with complex pricing and commercial terms are common in many industries, in particular life sciences and high tech. When the commercial terms of these contracts are not automated and monitored systematically, deviations from contract pricing can occur, volume commitments can be missed, unearned discounts may be given, and revenue can be lost.

•
Revenue leakage due to the overpayment of incentives. life sciences and high tech companies process massive volumes of rebates and incentives. A lack of centralized, automated and enforceable processes can result in overpayment of incentives. Revenue leakage is also driven by inconsistent global pricing, poor price concession controls, and unmet contractual volume commitments.

•
Ineffective pricing across geographies and complex channels. Sophisticated buyers deploy global procurement strategies to discover and exploit regional and channel differences in pricing and contracting. The inability to enforce a single price for a specific sales opportunity across regions and channels can result in channel conflicts, which leads to price and revenue erosion.

•
Inaccurate financial reporting. Complex contracts and distribution channels have made it more difficult to obtain and process financial information, which can result in inaccurate financial reporting. For example, high tech companies face significant complexity in financial reporting and revenue recognition at the point of sale in their distribution channels. Life sciences companies have substantial challenges correctly accruing their massive rebate and incentive claim volumes.

•
Difficulty complying with complicated government regulations. Satisfying the regulatory requirements of numerous federal and state programs is increasingly complex for life sciences companies. For example, government-driven programs require sophisticated monitoring and reporting to compute and pay mandated rebates and fees under numerous federal and state programs. Government audits can expose ineffective management of these regulatory requirements and can result in penalties or program ineligibility.

Our Solutions
Our solutions enable customers to achieve significant returns on investment through increased revenues and gross margins while addressing vital business objectives:

•
Driving optimal pricing and contracting strategies. Our customers use our solutions to develop, deploy, monitor, and drive optimal pricing and contracting strategies. Our solutions consolidate information across the revenue lifecycle and provide visibility into historical volume, price, and contract performance trends. Our pricing analytics enable our customers to identify untapped revenue opportunities across customers or products and make better pricing and contracting decisions.

•
Realizing greater value from contracts. Our solutions enable customers to codify and automate complex pricing, incentives, and financial and fulfillment terms that previously resided mainly on paper contracts. Our customers can maximize the value of contracts and realize additional revenue by tracking their customers’ performance and enforcing contract terms. Our solutions automatically price orders in real-time and enforce contract pricing and commercial terms. Our solutions also enable customers to track and execute other revenue-enhancing financial terms, such as negotiated price increases.

•
Maximizing revenue by standardizing and enforcing pricing and discounting policies. Our solutions allow customers to standardize pricing policies that can be enforced automatically across the enterprise and the channels to restrict unauthorized sales practices and discounting by sales personnel. By raising the visibility of, requiring authorization of, and enabling rapid resolution of, non-standard pricing, our customers can use our solutions to reduce unauthorized discounting. Through our channel solutions, our customers can gain visibility into and enforce channel pricing and reduce price erosion caused by different price quotes for the same end customer.

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

•
Automating government regulatory compliance to reduce revenue risk. Our solutions enable customers to comply systematically with government regulations, policies, procedures, pricing, and reporting requirements. Further, by automating and integrating contract terms, incentives and pricing into mandated price and payment calculations, our life sciences customers are better able to manage compliance with the terms of critical government programs that provide significant sources of revenue.

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

•
Deep domain knowledge. Our expertise in the revenue management needs of life sciences and high tech companies enables us to develop solutions that address the unique demands of these industries. By incorporating best practices into our industry-specific solutions, implementation methodologies and support programs, our customers can experience significantly accelerated time to value. Our team possesses deep industry expertise in life sciences and high tech to enable our customers to maximize and accelerate the transformational benefits of our solutions.

•
Strong customer base. We have established a reputation for delivering revenue management solutions to leading life sciences and high tech customers. Our close customer relationships provide us with insight into how these companies use our solutions and help us to maintain a competitive advantage by anticipating their future requirements. We also believe that the use of our products by respected industry leaders also increases the value of our brand in these industries.

•
Talented team focused on customer success. We employ experts from the life sciences and high tech industries in key customer-facing and development roles. Additionally, we have established strong core values that start with a focus on customer success. Our customer focus has resulted in close relationships with our customers and a strong reference base for sales opportunities.

Products
We provide solutions that span the organizational and operational boundaries of functions such as sales, marketing, and finance and serve as a system of record for crucial revenue management processes including pricing, quoting, contracts, rebates, incentives, channel management, reporting and regulatory compliance. Our solutions are purpose-built for the life sciences and high tech industries and are designed to work with enterprise resource planning (ERP) and customer relationship management (CRM) applications that do not typically provide revenue management capabilities. Our solutions enable real-time pricing, contract management, deal management, quoting, and channel incentives management, including rebates, incentives, and regulatory compliance. Our Revenue Cloud suites are comprised of multiple applications, which are integrated to work together but which may be deployed individually. For example, when deployed as an interconnected suite, our solutions allow prices that are set up in the price management process to flow into the quoting process. Similarly, closed deals are captured in contract management and can be synchronized with ERP systems and into regulatory reporting as required by government agencies. Our solutions provide critical data that is typically not available in either CRM or ERP systems, such as prices, quotes, contracts, incentives and rebate claims. Our solutions can also provide customers predictive revenue insight optimization of sales and marketing investments and offers, as well as customer profitability intelligence.

Revenue Cloud for Life Sciences – It helps life science companies optimize revenue throughout the commercialization process and reduces revenue leakage, while adhering to government regulations.

•	Government Pricing. Helps customers optimize revenue and reduces the risk of fines and other penalties due to non-compliance with regulatory pricing requirements.

•	Medicaid. Helps customers comply with regulatory requirements and pay rebate claims timely and at correct rates for government Medicaid programs.

•	Global Pricing Management. Enables a streamlined pricing process by consolidating information into a single system of record, which provides users’ access to accurate and up-to-date information.

•
Global Tender Management. Optimizes revenue regionally and globally by enabling opportunity segmentation and targeting, optimal bid pricing and post-award tracking to manage the contract lifecycle and award value.

•	Provider Management. Reduces the risk of non-compliance with regulatory requirements throughout the institutional contracting process.

•	Payer Management. Reduces the risk of non-compliance with regulatory requirements throughout the pharmacy benefit manager and payer contracting process.

•	Pricing Intelligence. Helps customers to quickly identify margin and revenue issues and disaggregate their data to identify root causes.

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

Revenue Cloud for High Tech – It enables customers to modernize their sales processes by adopting a strategic approach to manage the revenue lifecycle by planned revenue.

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

•	Market Development Fund Management. Allows companies to streamline their MDF process and reduce revenue leakage by increasing partner participation.

•	Rebates Management. Centralizes control of rebate programs to reduce upfront discounts and effective management of all rebate programs.

•	Channel Data Management. Automates the process of collection, cleansing, validation and standardization of channel partner data, such as POS, inventory, and claims.

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

Our Revenue Cloud solutions are built on a variety of industry standards, depending on the solution, such as Java EE, HTML5, Amazon Web Services and Force.com, which give the end-users an intuitive and familiar browsing experience. These standard technologies enable us to offer our customers a familiar technology environment that is widely understood and utilized, as well as the ability to use certain solutions on a tablet and other mobile devices, including smart phones running iOS and Android.
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
Our technology is designed specifically to handle the complex calculations and massive data sets associated with revenue management processes typical in the life sciences and high tech industries. With the expansion of global deployments, scalability has also been a key requirement of our customers and has been a focus for us across all of the layers of our application suites.
Our solutions have been designed to ensure high reliability, strong security and the technology platform includes a comprehensive set of built-in features and management tools to allow optimal and continuous operation. The Revenue Cloud for Life Sciences and Revenue Cloud for High Tech suites are only offered to our customers through the cloud. We operate a reliable architecture designed to reduce the risk associated with infrastructure outages, improve system scalability and security, and allow for flexibility in deployment. The environment for our cloud-based solutions is designed to be secure and provide high availability with disaster recovery capabilities.
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

•
Strategic services. We assist our customers in defining best practices and strategies in revenue management, assessing the capability of the existing transaction and decision support solutions, developing business cases for change and transformation plans and answering strategic questions.

•
Customer support. We deliver customer support from support centers located in the United States, as well as at our offices in India. We offer a range of support offerings, including 24x7x365, packaged into varying levels of access to our support resources.

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
Customers
As of September 30, 2019, we had 169 customers. For the fiscal year ended September 30, 2019, revenues from our life sciences and high tech customers accounted for approximately 82% and 18% of our total revenues, respectively. Our customers range in size from the largest multi-national corporations to smaller, emerging companies. Our customers represent a range of sub-verticals within the broader life sciences and high tech industries, including biotechnology, pharmaceutical, medical device, generics, semiconductor, electronic component, consumer electronics, and software. During the fiscal year ended September 30, 2019, no customer represented more than 10% of our total revenues or more than 10% of our subscription revenues.

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
We host an annual customer conference, Rainmaker, which plays a significant role in driving sales of our solutions. Customers are invited both as attendees and participants to deliver sessions relevant to the interests and practices of the life sciences and high tech industries. We also invite potential customers to this conference to leverage our strong customer relationships to accelerate sales cycles. In addition, Rainmaker provides a forum to build our eco-system of strategic partner relationships, offering partners the opportunity to work closely with our sales force on joint sales pursuits.
Research and Development
Our research and development organization is responsible for the definition, design, development, testing, certification and ongoing maintenance of our solutions. Our efforts are focused on developing new solutions and technologies and further enhancing the functionality, reliability, performance, and flexibility of existing solutions. When considering improvements and enhancements to our solutions, we communicate with our customers and partners who provide essential feedback for product development and innovation. We focus our efforts on anticipating customer demand and bringing our new solutions and enhancements of existing solutions to market through a seasonal release schedule (Spring, Summer, and Winter) to remain competitive in the marketplace. We also closely monitor the changes in business environment and regulations in our target industries, particularly in life sciences, where quick deliveries of updates to our solutions are critical to allowing our customers to remain in compliance with government regulations.
Because our solutions often serve as a system-of-record for our customers’ revenue management processes, our research and development efforts reflect the extensive information technology (IT) needs of our customers in both the life sciences and high tech industries. Our research and development efforts continue to focus on enhancing our solutions to meet the increasingly complex infrastructure requirements of our customers in these industries.
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
As of September 30, 2019, our research and development team consisted of 216 employees globally.
Competition
The market for revenue management solutions is highly competitive, fragmented and subject to rapid changes in technology. We face competition from spreadsheet-assisted manual processes, internally developed solutions, large integrated systems vendors, providers of business process outsourcing services, horizontal revenue management solutions and smaller companies that offer point solutions. Companies lacking IT resources often resort to spreadsheet-assisted manual processes or personal database applications. Also, some potential customers, particularly large enterprises, may elect to develop their own internal solutions, including custom-built solutions that are designed to support the needs of a single organization. Companies with significant investments in ERP or CRM applications, which do not typically provide revenue management capabilities, may extend these horizontal applications with customizations or point solution applications to address single or a small set of revenue management sub processes or drivers. Common horizontal applications that customers attempt to configure for this purpose in the life sciences and high tech industries include large integrated systems vendors like SAP AG and Oracle Corporation. We also encounter competition from small independent companies which compete based on price, unique product features or functions and custom developments.

We believe we compete based primarily on the following factors:

•	industry expertise;

•	comprehensiveness of solution;

•	reliability, scalability and performance;

•	access to prospective customers through strategic partnerships;

•	global system and support capabilities; and

•	industry brand, reputation and customer base.
While we believe that we compete favorably on the basis of each of the factors listed above, many of our competitors have greater name recognition, more substantial sales and marketing budgets, and greater resources than we do and may have pre-existing relationships with our potential customers, including relationships with, and access to, key decision makers within these organizations, and major distribution agreements with consultants and system integrators. Moreover, many software vendors could bundle solutions or offer them at a low price as part of a larger product sale.
With the introduction of new technologies and market entrants, we expect competition to intensify in the future. We also expect enterprise software vendors that focus on enterprise resource planning or back-office applications to enter our market with competing products. Also, we expect sales force automation vendors to acquire or develop additional solutions that may compete with our solutions.
Intellectual Property
We rely upon a combination of copyright, trade secret, trademark and, to a lesser extent, patent laws, and we also rely on contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. As of September 30, 2019, we had twelve patent applications pending and six issued patents expiring between 2023 and 2034. We have a number of registered and unregistered trademarks. We maintain a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and to control access to our software, documentation and other proprietary information. We also believe that factors resulting from our length of presence in the market and significant research and development investments, such as our deep expertise in life sciences and high tech revenue management practices, the ability of our solutions to handle the complexities of revenue management processes, the technological and creative skills of our personnel, the creation of new features and functionality and frequent enhancements to our solutions are essential to establishing and maintaining our technology leadership position.
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our solutions. Policing unauthorized use of our technology is difficult. The laws of other countries in which we market our application suite may offer little or no effective protection for our proprietary technology. Our competitors could also independently develop technologies equivalent to ours, and our intellectual property rights may not be broad enough for us to prevent competitors from selling products incorporating those technologies. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.
Employees
As of September 30, 2019, we employed 733 people, including 362 in services and customer support, 216 in research and development, 84 in sales and marketing and 71 in a general and administrative capacity. As of such date, we had 393 employees in the United States and 340 employees in international locations. We also engage temporary employees and consultants. None of our employees are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.
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

Available Information
We file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also make available, free of charge on the investor relations portion of our website at investor.modeln.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can also view these reports on the SEC’s website at https://www.sec.gov/ where you can obtain most of our SEC filings. You can also obtain paper copies of these reports, without charge, by contacting Investor Relations at (650) 610-4600.
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
We have incurred net losses of $19.3 million and $28.2 million for the fiscal years ended September 30, 2019, and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $212.4 million. Our expenses may increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology industry. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.
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
Our operating results have historically varied from period to period, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to increase sales to and renew agreements with our existing customers;

•	our ability to expand and improve the productivity of our direct sales force;

•	our ability to attract and retain new customers and to improve sales execution;

•	our ability to continue to transition our customers from an on-premise to a cloud-based business model;

•	the timing and volume of incremental customer purchases of our cloud-based solutions, which may vary from period to period based on a customer’s needs at a particular time;

•	our ability to successfully expand our business domestically and internationally;

•	disruptions in our relationships with partners;

•	the timing of new orders and revenue recognition for new and prior period orders;

•	changes in the competitive landscape of our industry, including mergers or consolidation among our customers or competitors;

•	the complexity of implementations and the scheduling and staffing of the related personnel, each of which can affect the timing and duration of revenue recognition;

•	issues related to changes in customers’ business requirements, project scope, implementations or market needs;

•	the mix of revenues in any particular period between subscription and professional services;

•	the timing of upfront recognition of sales commission expense relative to the deferred recognition of our revenues;

•	the timing of recognition of payment of royalties;

•	the timing of our annual payment and recognition of employee non-equity incentive and bonus payments;

•	the budgeting cycles and purchasing practices of customers;

•	changes in customer requirements or market needs;

•	delays or reductions in information technology spending and resulting variability in customer orders from quarter to quarter;

•	delays or difficulties encountered during customer implementations, including customer requests for changes to the implementation schedule;

•	the timing and success of new product or service introductions by us or our competitors;

•	the amount and timing of any customer refunds or credits;

•	our ability to accurately estimate the costs associated with any fixed bid projects;

•	deferral of orders from customers in anticipation of new solutions or solution enhancements announced by us or our competitors;

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
Our success depends on the expertise, efficacy and continued services of our executive officers, who are geographically dispersed. We have in the past and may in the future continue to experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business. For example, in April 2019, we hired a new Chief Revenue Officer, in September 2019, we hired a new Chief Product Officer, and in November 2019, we hired a Chief Marketing Officer. Any changes in business strategies or leadership can create uncertainty, may negatively impact our ability to execute our business strategy quickly and effectively and may ultimately be unsuccessful. The impact of hiring new executives may not be immediately realized. We are also substantially dependent on the continued service of our existing development and services personnel because of their familiarity with the inherent complexities of our solutions.

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
We must improve our sales execution in order to, among other things, increase the number of our sales opportunities and grow our revenue. We must improve the market awareness of our solutions and expand our relationships with our channel partners in order to increase our revenues. Further, we believe that we must continue to develop our relationships with new and existing customers and partners and create additional sales opportunities to effectively and efficiently extend our geographic reach and market penetration. Our efforts to improve our sales execution could result in a material increase in our sales and marketing expense and general and administrative expense, and there can be no assurance that such efforts will be successful. We have experienced challenges in sales execution in the past, and if we are unable to significantly improve our sales execution, increase the awareness of our solutions, create additional sales opportunities, expand our relationships with channel partners, leverage our relationship with strategic partners, or effectively manage the costs associated with these efforts, our operating results and financial condition could be materially and adversely affected.
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
If our solutions experience data security breaches, and there is unauthorized access to our customers’ data, we may lose current or future customers, our reputation and business may be harmed, and we may incur significant liabilities.
Our solutions are used by our customers to manage and store personally identifiable information, proprietary information and sensitive or confidential data relating to their business. Although we maintain security features in our solutions, our security measures may not detect or prevent hacker interceptions, break-ins, security breaches, the introduction of viruses or malicious code, such as “ransomware,” and other disruptions that may jeopardize the security of information stored in and transmitted by our solutions. Cyber-attacks and other malicious Internet-based activity continue to increase generally and may be directed at either the solution used by our customers or our corporate information technology software and infrastructure.
Because techniques used to obtain unauthorized access, exploit vulnerabilities or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques, patch vulnerabilities, or implement adequate preventative measures. Certain of our customers may have a greater sensitivity to security defects or breaches in our software than to defects in other, less critical, software solutions. Any actual or perceived security breach or theft of the business-critical data of one or more of our customers, regardless of whether the breach is attributable to the failure of our software or solutions, may adversely affect the market’s perception of our solutions. There can be no assurance that limitation of liability, indemnification or other protective provisions in our contracts would be applicable, enforceable or adequate in connection with a security breach, or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. One or more large claims may be asserted against us that exceed our available insurance coverage, or changes in our insurance policies may occur, including premium increases or the imposition of large deductible or co-insurance requirements.
Furthermore, a party that is able to circumvent our security measures or exploit any vulnerabilities in our solutions could misappropriate our or our customers’ proprietary or confidential information, cause interruption in their operations, damage or misuse their computer systems, misuse any information that they misappropriate, cause early termination of our contracts, subject us to notification and indemnity obligations, litigation, and regulatory investigation or governmental sanctions, cause us to lose existing customers, and harm our ability to attract future customers. Any such breach could cause harm to our reputation, business, financial condition and results of operations, and we may incur significant liability, and as a result our business and financial position may be harmed.
Changes in privacy laws, regulations and standards may cause our business to suffer.
Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the Court of Justice of the European Union ruled in October 2015 that the US-EU Safe Harbor framework was invalid, and the framework’s successor, the US-EU Privacy Shield, while adopted, has been criticized and challenged by multiple privacy advocacy groups. Furthermore, federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, for example, the recently enacted California Consumer Privacy Act of 2018 (“CCPA”), which creates new individual privacy rights for consumers and places increased privacy and security obligations on entities handling personal data of consumers or households. When CCPA goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. The CCPA may significantly impact our business activities and require substantial compliance costs that adversely affect business, operating results, prospects and financial condition.
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
A substantial portion of our total revenues in any given period may come from a relatively small number of customers. As of September 30, 2019, we had 169 customers. Although our largest customers typically change from period to period, for the fiscal year ended September 30, 2019, our 15 largest customers accounted for 49% of our total revenues. During the fiscal year ended September 30, 2019, no customer represented more than 10% of our total revenues or more than 10% of our subscription revenues. We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our total revenues for the foreseeable future. The loss of any of our significant customers or groups of customers for any reason, or a change of relationship with any of our key customers may cause a significant decrease in our total revenues.
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
In May 2018, we entered into a credit agreement with Wells Fargo under which we incurred $50.0 million of indebtedness to refinance indebtedness that we incurred in January 2017 to fund the cash portion of our Revitas acquisition, and established a revolving credit facility of $5.0 million. This term loan is secured by substantially all of our assets and matures in May 2023. We also issued two promissory notes for an aggregate of $10.0 million in January 2017 to the sellers of Revitas, one of which was repaid in full in July 2018. The incurrence of significant indebtedness could have adverse consequences, including the following:

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
On January 2, 2019, we prepaid approximately $4.8 million of principal and elected to apply the prepayment against the remaining principal installments in the direct order of maturity. On July 1, 2019, we made another prepayment of $5.0 million and such prepayment was applied against the remaining installments of principal of the term loan on a pro rata basis. After the prepayments, we must repay the remaining principal of approximately $39.8 million in quarterly installments from December 31, 2020 through March 31, 2023 for a total of $7.6 million and the rest of the principal amount of $32.2 million at maturity in May 2023. Additionally, our remaining promissory note to the sellers of Revitas will mature in January 2020. Our ability to generate cash to repay our indebtedness is subject to the performance of our business, as well as general economic, financial, competitive and other factors that are beyond our control. If our business does not generate sufficient cash flow from operating activities or if future borrowings are not available to us in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition and ability to expand our business may be adversely affected.
The term loan bears interest at a variable rate of either a base rate plus a margin ranging from 1.5% to 3.5%, or LIBOR plus a margin ranging from 2.5% to 4.5%, which exposes us to interest rate risk. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense even though the amount borrowed remained the same.
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
The market for cloud-based solutions is at an earlier stage of acceptance relative to on-premise solutions, and if it develops more slowly than we expect, our business could be harmed.
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
If we or our solutions fail to perform properly, our reputation and customer relationships could be harmed, our market share could decline, and we could be subject to liability claims.
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
Companies lacking IT resources often resort to spreadsheet-assisted manual processes or personal database applications. In addition, some potential customers, particularly large enterprises, may elect to develop their own internal solutions, including custom-built solutions that are designed to support the needs of a single organization. Companies with large investments in packaged ERP or CRM applications, which do not typically provide revenue management capabilities, may extend these horizontal applications with configurations or point solution applications in order to address one or a small set of revenue management sub processes or drivers. Common horizontal applications that customers attempt to configure for this purpose in the life sciences and high tech industries include large integrated systems vendors like SAP AG and Oracle Corporation. We also encounter competition from small independent companies which compete based on price, unique product features or functions and custom developments.
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
The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive and as we expand into new verticals within the life sciences and high tech industries. To the extent that these activities yield increased revenues, these revenues may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors with stronger brands and we could lose customers, partners, current employees and prospective employees, all of which would adversely affect our business operations and financial results.
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
We have significant international operations, including in emerging markets such as India, and we are continuing to expand our international operations as part of our growth strategy. As of September 30, 2019, approximately 46% of our total employees were located in India, where we conduct a portion of our development activities, implementation services and support services. Our current international operations and our plans to expand our international operations have placed, and will continue to place, a strain on our employees, management systems and other resources.

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
Our operations and performance depend on global economic conditions. Challenging or uncertain economic conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities and may cause our customers and potential customers to slow or reduce spending, or vary order frequency, on our solutions. Furthermore, during challenging or uncertain economic times, our customers may face difficulties gaining timely access to sufficient credit and experience decreasing cash flow, which could impact their willingness to make purchases and their ability to make timely payments to us. Global economic conditions have in the past and could continue to have an adverse effect on demand for our solutions, including new bookings and renewal and upsell rates, on our ability to predict future operating results and on our financial condition and operating results. If global economic conditions remain uncertain or deteriorate, it may materially impact our business, operating results and financial condition.
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
Generally accepted accounting principles in the United States (“U.S. GAAP”) is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which superseded nearly all existing revenue recognition guidance under U.S. GAAP. We implemented this guidance in the first quarter of our fiscal year 2019 through the modified retrospective method. The adoption of Topic 606 impacted the comparability of our financial results which might lead investors to draw incorrect conclusions which could harm investors’ interest in holding or purchasing our equity. Additionally, this or other changes in accounting principles could adversely affect our financial results. See Note 1 to the condensed consolidated financial statements included in this report regarding the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Further, the implementation of this new guidance or a change in other principles or interpretations could have a significant effect on our financial results and could affect the reporting of transactions completed before the announcement of a change.
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
The market price of our common stock could be subject to wide fluctuations in response to, among other things, the factors described in this “Risk Factors” section or otherwise and other factors beyond our control, such as fluctuations in the volume of shares traded and the valuations of companies perceived by investors to be comparable to us; and stockholder activism.
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
Not applicable
PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Model N’s common stock is traded on the New York Stock Exchange under the symbol “MODN”.
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
Stockholders
As of November 1, 2019, there were 45 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.
Securities Authorized for Issuance under Equity Compensation Plans
The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2020 (the “Proxy Statement”). See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.
This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer Index. The chart assumes $100 was invested at the close of market on September 30, 2014, in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends.

	9/30/2014	9/30/2015	9/30/2016	9/30/2017	9/30/2018	9/30/2019
Model N	$100.00	$101.52	$112.68	$151.62	$160.75	$281.54
NASDAQ Composite Index	$100.00	$104.00	$121.08	$149.75	$187.44	$188.43
NASDAQ Computer Index	$100.00	$100.26	$122.65	$158.67	$203.59	$213.50

ITEM 6.    Selected Consolidated Financial Data
The consolidated statements of operations data for the fiscal years ended September 30, 2019, 2018, and 2017, and the selected consolidated balance sheets data as of September 30, 2019, and 2018, are derived from our audited Consolidated Financial Statements included in this Form 10-K. The consolidated statements of operations data for fiscal years ended September 30, 2016 and 2015, and the selected consolidated balance sheets data as of September 30, 2017, 2016, and 2015, are derived from audited Consolidated Financial Statements that are not included in the Form 10-K. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. We adopted ASC Topic 606, Revenue from Contracts with Customers, on October 1, 2018, using the modified retrospective method. The reported results for fiscal year 2019 reflect the application of ASC Topic 606, while the reported results for prior fiscal years are not adjusted and continue to be reported under ASC Topic 605.

	Fiscal Years Ended September 30,
	2019	2018	2017(1)	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Subscription	$105,219	$98,308	$86,151	$84,021	$55,713
Professional Services	36,016	56,324	45,018	22,950	38,055
Total revenues	141,235	154,632	131,169	106,971	93,768
Cost of Revenues:
Subscription	35,218	37,820	38,172	38,340	25,862
Professional Services	30,912	27,514	22,924	15,353	15,707
Total cost of revenues	66,130	65,334	61,096	53,693	41,569
Gross profit	75,105	89,298	70,073	53,278	52,199
Operating Expenses:
Research and development	30,009	32,416	31,064	23,706	17,906
Sales and marketing	32,894	35,482	41,339	32,261	30,300
General and administrative	27,213	42,178	36,281	30,051	23,132
Total operating expenses	90,116	110,076	108,684	86,018	71,338
Loss from operations	(15,011)	(20,778)	(38,611)	(32,740)	(19,139)
Interest expense (income), net	2,933	8,178	4,159	(50)	(6)
Other expenses (income), net	319	(722)	62	86	(22)
Loss before income taxes	(18,263)	(28,234)	(42,832)	(32,776)	(19,111)
Provision for (benefit from) income taxes	1,030	(27)	(3,285)	335	528
Net loss	$(19,293)	$(28,207)	$(39,547)	$(33,111)	$(19,639)
Net loss per share attributable to common stockholders (2):
Basic and diluted	$(0.60)	$(0.93)	$(1.38)	$(1.21)	$(0.76)
Weighted average number of shares used in computing net loss per share attributable to common stockholders (2):
Basic and diluted	32,232	30,370	28,649	27,379	26,015

Other Financial Data:
Adjusted EBITDA (3)	$13,119	$11,472	$(8,269)	$(12,571)	$(3,332)

(1)	On January 5, 2017, we completed the Revitas acquisition. See Note 13 to our Consolidated Financial Statements for more information.

(2)	See Note 11 to our Consolidated Financial Statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

(3)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measure” in Item 7 for more information and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States.

	As of September 30,
	2019	2018	2017(1)	2016	2015
	(in thousands)
Consolidated Balance Sheets Data
Cash and cash equivalents	$60,780	$56,704	$57,558	$66,149	$91,019
Working capital	18,200	16,455	10,172	48,588	74,814
Total assets	169,593	166,153	171,936	112,967	121,970
Loan obligations, current and long-term	44,282	53,704	57,205	—	—
Total liabilities	116,871	126,119	130,675	46,765	38,908
Total stockholders’ equity	52,722	40,034	41,261	66,202	83,062

(1)	On January 5, 2017, we completed the Revitas acquisition. See Note 13 to our Consolidated Financial Statements for more information.

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
Overview
We are a leading provider of cloud revenue management solutions for life sciences and high tech companies. Our software helps companies drive mission critical business processes such as pricing, quoting, contracting, regulatory compliance, rebates and incentives. With deep industry expertise, Model N supports the complex business needs of the world’s leading brands in life sciences and high tech across more than 120 countries, including Johnson & Johnson, AstraZeneca, Novartis, Microchip Technology, and ON Semiconductor.
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
We market and sell our solutions to customers in the life sciences and high tech industries. Historically, our growth was driven by the sale of on-premise solutions. Over the last few years, we shifted our focus to selling cloud-based software and in 2017, we started transitioning customers with on-premise software to cloud-based software. Our most significant customers in any given period generally vary from period to period due to the timing in the delivery of our professional services and related revenue recognition. During the fiscal year ended September 30, 2019, no customer represented more than 10% of our total revenues or more than 10% of our subscription revenues. During the fiscal years ended September 30, 2018, and 2017, one customer, Johnson & Johnson, accounted for approximately 15% and 11% of our total revenues, respectively. No customer represented more than 10% of our subscription revenues during the fiscal years ended September 30, 2019, 2018, and 2017. For the fiscal years ended September 30, 2019, 2018, and 2017, approximately 8%, 12%, and 11% of our total revenues were derived from customers located outside the United States respectively.
For the fiscal years ended September 30, 2019, 2018, and 2017, our total revenues were $141.2 million, $154.6 million and $131.2 million, respectively, representing a year-over-year decrease of approximately 9% from 2018 to 2019 and year-over-over increase of approximately 18% from 2017 to 2018. Revenues decreased in the 2019 fiscal year primarily due to the reduction in professional services revenue as we moved towards cloud-based solutions. Revenues increased in the 2018 fiscal year primarily due to improvement in sales execution and the full year effect of the acquisition of Revitas.
Key Business Metrics
In addition to the measures of financial performance presented in our Consolidated Financial Statements, we use adjusted EBITDA to establish budgets and operational goals and to evaluate and manage our business internally. We believe adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results.  See “Non-GAAP Financial Measure” below.

Key Components of Results of Operations
Change in Presentation
Previously, we presented revenue and cost of revenue on two lines: “SaaS and maintenance” and “License and implementation”. Historically, our growth was driven by the sale of on-premise solutions. Over the last few years, we shifted our focus to selling cloud-based software. As a result of our business model transition from an on-premise to a software-as-a-service (“SaaS”) model, we have updated the presentation in fiscal year 2019 to present the revenue and cost of revenue line items within our consolidated statements of operations with the break-out between two new lines called “Subscription” and “Professional services.” Revenues and cost of revenues in prior periods have been reclassified in this filing to conform to the new presentation. This change in presentation does not affect our previously-reported total revenues or total cost of revenues.
Revenues
Subscription
Subscription revenues primarily include contractual arrangements with customers accessing our cloud-based solutions. These arrangements, on average, are for committed three-year terms. Included in subscription revenues are revenues associated with maintenance and support which generally renew on a one year or three year basis and managed support services. Maintenance and support revenues include post-contract customer support and the right to unspecified software updates and enhancements on a when and if available basis from customers using on-premise solutions. Managed support services revenue includes supporting, managing and administering our software solutions and providing additional end user support. Term-based licenses for current products with the right to use unspecified future versions of the software and maintenance and support during the coverage period are also included in subscription revenues. Subscription revenue is generally recognized ratably over the contractual term of the arrangement beginning on the date our service is made available to the customer. The SaaS model is the primary way we sell to our customers in our vertical markets. Accordingly, we expect that subscription revenue for fiscal year 2020 will be higher as a percentage of total revenues than fiscal year 2019 as we continue to acquire new SaaS customers and expand our SaaS offerings within our existing customers.
Professional Services
Professional services revenues primarily include fees generated from implementation, cloud configuration, on-site support, and other consulting services. Also included in professional services revenues are revenues related to training and customer-reimbursed expenses, as well as services related to software licenses for our on-premise solutions. Professional services revenues are generally recognized as the services are rendered for time and materials contracts or recognized using a proportional performance method as hours are incurred relative to total estimated hours for the engagement for fixed price contracts. The majority of our professional services contracts are on a time and materials basis. The revenue from training and customer-reimbursed expenses is recognized as we deliver these services.
Cost of Revenues
Subscription
Cost of subscription revenues includes costs related to our cloud-based solutions, maintenance and support for our on-premise solutions and managed support services. Cost of subscription revenues primarily consists of personnel-related costs including salary, bonus, and stock-based compensation as well as costs for royalties, facilities expense, amortization, depreciation, third-party contractors and cloud infrastructure costs.
Professional Services
Cost of professional services revenues includes costs related to the set-up of our cloud-based solutions, services for on-premise solutions, training and customer-reimbursed expenses. Cost of professional services revenues primarily consists of personnel-related costs including salary, bonus, and stock-based compensation as well as costs for third-party contractors and other expenses. Cost of professional services revenues may vary from period to period depending on a number of factors, including the amount of implementation services required to deploy our solutions and the level of involvement of third-party contractors providing implementation services.
Operating Expenses
Research and Development
Our research and development expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation and third-party contractors and travel-related expenses. Our software development costs are generally expensed as incurred. We capitalize certain development costs incurred in connection with the cloud-based software platform for internal use. As of September 30, 2019, the net book value of capitalized software development costs was $0.2 million.

Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related costs including salary, bonus, commissions, stock-based compensation, as well as amortization of intangibles, travel-related expenses, and marketing programs.
General and Administrative
Our general and administrative expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation, audit and legal fees, as well as third-party contractors, facilities, costs associated with corporate transactions, and travel-related expenses.
Results of Operations
The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. We adopted ASC Topic 606, Revenue from Contracts with Customers, on October 1, 2018, using the modified retrospective method. The reported results for fiscal year 2019 reflect the application of ASC Topic 606, while the reported results for prior fiscal years are not adjusted and continue to be reported under ASC Topic 605.

	Fiscal Years Ended September 30,
	2019	2018	2017
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Subscription	$105,219	$98,308	$86,151
Professional Services	36,016	56,324	45,018
Total revenues	141,235	154,632	131,169
Cost of Revenues:
Subscription	35,218	37,820	38,172
Professional Services	30,912	27,514	22,924
Total cost of revenues	66,130	65,334	61,096
Gross profit	75,105	89,298	70,073
Operating Expenses:
Research and development	30,009	32,416	31,064
Sales and marketing	32,894	35,482	41,339
General and administrative	27,213	42,178	36,281
Total operating expenses	90,116	110,076	108,684
Loss from operations	(15,011)	(20,778)	(38,611)
Interest expense, net	2,933	8,178	4,159
Other expenses (income), net	319	(722)	62
Loss before income taxes	(18,263)	(28,234)	(42,832)
Provision for (benefit from) income taxes	1,030	(27)	(3,285)
Net loss	$(19,293)	$(28,207)	$(39,547)

Comparison of the Fiscal Years Ended September 30, 2019 and 2018
Revenues

	Fiscal Years Ended September 30,
	2019		2018
		% of		% of
		Total		Total	Change
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
Subscription	$105,219	74%	$98,308	64%	$6,911	7%
Professional services	36,016	26	56,324	36	(20,308)	(36)
Total revenues	$141,235	100%	$154,632	100%	$(13,397)	(9)%
Subscription
Subscription revenues increased by $6.9 million, or 7%, to $105.2 million for the fiscal year ended September 30, 2019, from $98.3 million for the fiscal year ended September 30, 2018. As a percentage of total revenues, subscription revenues increased from 64% to 74%. The increase in our subscription revenues was primarily the result of adding new customers in fiscal year 2019, as well as expanding the relationships we have with our existing customers. We intend to focus on growing our recurring revenue from SaaS subscriptions in future periods.
Professional Services
Professional services revenue decreased by $20.3 million, or 36%, to $36.0 million for the fiscal year ended September 30, 2019, from $56.3 million for the fiscal year ended September 30, 2018. As a percentage of total revenues, professional services revenue decreased from 36% to 26%. The decrease in revenue in absolute dollars and as a percentage of total revenue was driven primarily by the fact that several large on-premise implementation projects related to the sale of our on-premise software concluded in fiscal year 2018 and were not replicated in fiscal year 2019 since we no longer sell on-premise software. Further contributing to the decrease is the adoption of ASC 606. See Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for more information on the impact of the adoption of ASC 606.
Cost of Revenues

	Fiscal Years Ended September 30,
	2019		2018
		% of		% of	Change
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
Subscription	$35,218	33%	$37,820	38%	$(2,602)	(7)%
Professional services	30,912	86	27,514	49	3,398	12
Total cost of revenues	$66,130	47%	$65,334	42%	796	1%
Gross profit
Subscription	$70,001	67%	$60,488	62%	$9,513	16%
Professional services	5,104	14	28,810	51	(23,706)	(82)
Total gross profit	$75,105	53%	$89,298	58%	$(14,193)	(16)%
Subscription
Cost of subscription revenues decreased by $2.6 million, or 7%, to $35.2 million during the fiscal year ended September 30, 2019, from $37.8 million for the fiscal year ended September 30, 2018. As a percentage of subscription revenues, cost of subscription revenues decreased from 38% in fiscal year 2018 to 33% in fiscal year 2019 as we continued to improve gross margins by more efficiently delivering our cloud platform.
Professional Services
Cost of professional services revenues increased by $3.4 million, or 12%, to $30.9 million during the fiscal year ended September 30, 2019, from $27.5 million for the fiscal year ended September 30, 2018. The increase in cost of professional services in both absolute dollars and as a percentage of professional services revenues is due to the fact that professional services personnel were not utilized in other departments within the company in fiscal year 2019, therefore reducing the allocations to other departments.
Operating Expenses

	Fiscal Years Ended September 30,
	2019	2018	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$30,009	$32,416	$(2,407)	(7)%
Sales and marketing	32,894	35,482	(2,588)	(7)
General and administrative	27,213	42,178	(14,965)	(35)
Total operating expenses	$90,116	$110,076	$(19,960)	(18)%
Research and Development
Research and development expenses decreased by $2.4 million, or 7%, to $30.0 million during the fiscal year ended September 30, 2019, from $32.4 million for the fiscal year ended September 30, 2018. The decrease was primarily due to a $1.7 million decrease in employee-related costs and a $0.6 million decrease in equipment related and outside services costs.
Sales and Marketing
Sales and marketing expenses decreased by $2.6 million, or 7%, to $32.9 million during the fiscal year ended September 30, 2019, from $35.5 million for the fiscal year ended September 30, 2018.  This decrease was primarily due to a $1.7 million decrease in employee-related costs and from the capitalization of commission expense pursuant to ASC 340-40 in connection with the adoption of ASC 606 and a $0.9 million decrease in other costs including outside services costs.
General and Administrative
General and administrative expenses decreased by $15.0 million, or 35%, to $27.2 million during the fiscal year ended September 30, 2019, from $42.2 million for the fiscal year ended September 30, 2018. The decrease was primarily due to a $13.5 million decrease in employee-related costs mostly caused by the stock issued in the third quarter of fiscal year 2018 in connection with our former Chief Executive Officer’s departure and a $0.9 million decrease in outside services costs including legal costs.
Interest and Other (Income) Expense, Net

	Fiscal Years Ended September 30,
	2019	2018	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest expense, net	$2,933	$8,178	$(5,245)	(64)%
Other (income) expenses, net	$319	$(722)	$1,041	(144)%
Interest expense, net, decreased by $5.2 million from $8.2 million during the fiscal year ended September 30, 2018, to $2.9 million during the fiscal year ended September 30, 2019. The decrease was driven by approximately $3.1 million of loss on extinguishment in connection with the refinancing of the term loan recorded in fiscal year ended September 30, 2018, as well as the lower interest rate as a result of the refinancing. See “Note 7. Debt” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
The increase in other (income) expense, net was primarily due to currency fluctuation.
Provision for (Benefit from) Income Taxes

	Fiscal Years Ended September 30,
	2019	2018	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$1,030	$(27)	$1,057	(3,915)%
The provision for income taxes in fiscal year 2019 is primarily related to foreign taxes on our profitable foreign operations. The increase in the provision during fiscal year ended September 30, 2019, was primarily driven by the foreign withholding taxes we paid in the first quarter of fiscal year 2019 due to the repatriation of certain foreign subsidiary earnings to the United States, as well as the fact that in the first six months of fiscal year 2018, we recorded one-time benefits related to deferred tax liabilities caused by the reduced corporate tax rate and a valuation allowance release.
Comparison of the Fiscal Years Ended September 30, 2018 and 2017
Revenues

	Fiscal Years Ended September 30,
	2018		2017
		% of		% of
		Total		Total	Change
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
Subscription	$98,308	64%	$86,151	66%	$12,157	14%
Professional services	56,324	36	45,018	34	11,306	25
Total revenues	$154,632	100%	$131,169	100%	$23,463	18%
Subscription
Subscription revenues increased by $12.2 million, or 14%, to $98.3 million for the fiscal year ended September 30, 2018 from $86.2 million for the fiscal year ended September 30, 2017. The increase in our subscription was due to new customers added and the revenue attributable from the acquisition of Revitas in the second quarter of fiscal year 2017.
Professional Services
Professional services revenues increased by $11.3 million, or 25%, to $56.3 million for the fiscal year ended September 30, 2018 from $45.0 million for the fiscal year ended September 30, 2017. The increase was primarily due to the revenue attributable from the acquisition of Revitas in the second quarter of fiscal year 2017 and the addition of new customers.
Cost of Revenues

	Fiscal Years Ended September 30,
	2018		2017
		% of		% of	Change
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
Subscription	$37,820	38%	$38,172	44%	$(352)	(1)%
Professional services	27,514	49	22,924	51	4,590	20
Total cost of revenues	$65,334	42%	$61,096	47%	$4,238	7%
Gross profit
Subscription	$60,488	62%	$47,979	56%	$12,509	26%
Professional services	28,810	51	22,094	49	6,716	30
Total gross profit	$89,298	58%	$70,073	53%	$19,225	27%
Subscription
Cost of subscription revenues decreased $0.4 million, or 1%, to $37.8 million during the fiscal year ended September 30, 2018 from $38.2 million for the fiscal year ended September 30, 2017. As a percentage of subscription revenues, cost of subscription revenues decreased from 44% to 38% in fiscal year 2018 as we continued to improve gross margins due to increased efficiencies in our business, full year effect of the synergies related to our acquisition of Revitas in the second quarter of fiscal year 2017, and as the optimization of our cloud platform.
Professional Services
Cost of professional services revenues increased $4.6 million, or 20%, to $27.5 million during the fiscal year ended September 30, 2018 from $22.9 million for the fiscal year ended September 30, 2017. As a percentage of professional services revenues, cost of professional services revenues decreased to 49% in fiscal year 2018 from 51% in fiscal year 2017. The decrease in these costs as a percentage of total revenues was primarily due to an increase of professional services with higher profit margins in the overall mix of sales associated with license and implementation.
Operating Expenses

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
Interest and Other Income (Expense), Net

	Fiscal Years Ended September 30,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest expense, net	$8,178	$4,159	$4,019	97%
Other income (expense), net	$(722)	$62	$(784)	(1,265)%
In May 2018, we refinanced the term loan related to the Revitas acquisition. The increase of $4.0 million during fiscal year 2018 was driven by approximately $3.1 million of loss on extinguishment in connection with the refinancing.
Change in other income (expense), net, was primarily related to currency fluctuation.
Provision for (Benefit from) Income Taxes

	Fiscal Years Ended September 30,
	2018	2017	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(27)	$(3,285)	$3,258	(99)%
The change in income tax provision is primarily due to a discrete tax benefit of $4.2 million recorded in the second quarter of fiscal 2017. The discrete item is a result of releasing a portion of our valuation allowance resulting from the acquisition of Revitas.

Benefit from income taxes was primarily related to the state minimum tax and foreign tax on our profitable foreign operations offset by discrete tax benefit recorded as a result of a reduction in deferred tax liabilities from the reduced corporate tax rate and valuation allowance release. This is in addition to a reversal of certain foreign unrecognized tax benefits.
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

	Three Months Ended
	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017
	(in thousands, except per share amounts)
Revenues:
Subscription	$27,439	$26,638	$25,940	$25,202	$25,513	$24,944	$24,004	$23,847
Professional Services	9,164	8,074	8,903	9,875	11,201	14,673	15,230	15,220
Total revenues	36,603	34,712	34,843	35,077	36,714	39,617	39,234	39,067
Cost of Revenues:
Subscription	8,970	8,658	8,852	8,738	9,201	9,564	9,440	9,615
Professional Services	7,983	7,206	7,894	7,829	5,626	6,881	7,813	7,194
Total cost of revenues	16,953	15,864	16,746	16,567	14,827	16,445	17,253	16,809
Gross profit	19,650	18,848	18,097	18,510	21,887	23,172	21,981	22,258
Operating Expenses:
Research and development	8,122	7,060	7,415	7,412	7,555	7,746	8,047	9,068
Sales and marketing	9,080	7,164	8,598	8,052	8,637	9,338	9,015	8,492
General and administrative	7,511	6,713	6,833	6,156	9,079	17,044	7,324	8,731
Total operating expenses	24,713	20,937	22,846	21,620	25,271	34,128	24,386	26,291
Loss from operations	(5,063)	(2,089)	(4,749)	(3,110)	(3,384)	(10,956)	(2,405)	(4,033)
Interest expense, net	620	689	891	733	828	4,478	1,449	1,423
Other (income) expenses, net	(89)	(4)	127	285	(416)	(344)	(87)	125
Loss before income taxes	(5,594)	(2,774)	(5,767)	(4,128)	(3,796)	(15,090)	(3,767)	(5,581)
Provision for (benefit from) income taxes	61	230	141	598	(177)	345	129	(324)
Net loss	$(5,655)	$(3,004)	$(5,908)	$(4,726)	$(3,619)	$(15,435)	$(3,896)	$(5,257)
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents. As of September 30, 2019, we had cash and cash equivalents of $60.8 million.
Based on our future expectations and historical usage, we believe our current cash and cash equivalents are sufficient to meet our operating needs including principal payments related to our debt for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts, expansion of our business through investment in or acquisition of complementary businesses or technologies, and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. Additional funds may not be available on terms favorable to us or at all.

Term Loan
In connection with the Revitas acquisition, on January 5, 2017, we entered into a financing agreement (the “Financing Agreement”) with Crystal Financial SPV, LLC and TC Lending, LLC for a $50.0 million term loan. In May 2018, this term loan was extinguished and repaid in full in part from the proceeds of the refinancing with Wells Fargo Bank, N. A. (“Wells Fargo”), as discussed below.
Term Loan - Wells Fargo
On May 4, 2018, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo for a term loan of $50.0 million and a revolving line of credit for an amount up to $5.0 million. In conjunction with this refinancing, we repaid in full the existing term loan under the Financing Agreement discussed above. This refinancing allowed us to obtain a more favorable interest rate. The term loan under the Credit Agreement will mature on May 4, 2023. As of September 30, 2019, the Company had not drawn down from the line of credit and had $5.0 million available.
On August 12, 2019, we entered into an amendment to the Credit Agreement whereby the applicable margins were revised. At our election, the term loan and the revolving line of credit will bear interest based upon our leverage ratio as defined in the Credit Agreement at either (i) a base rate plus applicable margin ranging from 1.5% to 3.5% or (ii) LIBOR plus applicable margin ranging from 2.5% to 4.5%. Interest is payable periodically, in arrears, at the end of each interest period we elect. For the first eight months of fiscal year 2019, our interest rate was at the LIBOR Rate plus 4.5%. For the last four months of fiscal year 2019, our interest rate was at the LIBOR Rate plus 3.5%. In addition, we are required to pay monthly in arrears an unused line fee ranging from 0.25% to 0.5% of the unused portion of the revolving line of credit based upon our leverage ratio.
We may voluntarily prepay the term loan, with any such prepayment applied against the remaining installments of principal of the term loan on a pro rata basis or direct order of maturity, subject to certain limitations. However, we are required to repay the term loan with proceeds from the sale of assets, the receipt of certain insurance proceeds, litigation proceeds or indemnity payments or the incurrence of debt (in each case subject to certain exceptions). We prepaid approximately $4.8 million of principal on January 2, 2019 and we elected to apply the prepayment against the remaining principal installments in the direct order of maturity. On July 1, 2019, we made another prepayment of $5.0 million and the prepayment was applied against the remaining installments of principal on a pro rata basis.
The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our ability and our subsidiaries to: incur additional indebtedness; incur liens; engage in mergers or other fundamental changes; consummate acquisitions; sell certain property or assets; change the nature of their business; prepay or amend certain indebtedness; pay cash dividends, other distributions or repurchase our equity interests or our subsidiaries; make investments; or engage in certain transactions with affiliates. The Credit Agreement also contains certain financial covenants, including maintaining consolidated liquidity (cash in the United States plus revolving credit line availability) of at least $15.0 million, minimum levels of maintenance and subscription fee revenue and, if liquidity is less than $30.0 million for 90 consecutive days, a leverage ratio of not greater than 3.50 to 1.00. Additionally, the Credit Agreement provides for customary events of default, including failure to pay amounts due or to comply with covenants, default on other indebtedness, or a change of control. As of September 30, 2019, we were in compliance with all covenant requirements.
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
Cash Flows

	Fiscal Years Ended September 30,
	2019	2018	2017
	(in thousands)
Cash flows provided by (used in) operating activities	$10,450	$2,523	$(11,965)
Cash flows used in investing activities	(280)	(252)	(48,501)
Cash flows provided by (used in) financing activities	(6,130)	(3,003)	51,866
Cash Flows from Operating Activities
Net cash provided by operating activities during the fiscal year ended September 30, 2019, was primarily the result of non-cash adjustments of $30.5 million exceeding our net loss of $19.3 million and an unfavorable change in operating assets and liabilities of $0.8 million. Non-cash adjustments primarily included stock-based compensation of $21.3 million, depreciation and amortization of $6.8 million, and amortization of capitalized contract acquisition cost of $1.8 million. The net change in operating assets and liabilities primarily reflects an outflow from the changes in prepaid expense and other assets of $5.2 million partly offset by an inflow from the changes in accrued employee compensation of $2.0 million, the changes in accounts receivable of $0.9 million primarily reflective of the timing of cash collections, the changes in accounts payable of $0.7 million, and the changes in deferred revenue of $0.5 million primarily due to timing of amounts invoiced and revenue recognized.
Net cash provided by operating activities during the fiscal year ended September 30, 2018, was primarily the result of our net loss of $28.2 million and an $4.6 million change in operating assets and liabilities, partially offset by $32.2 million of non-cash adjustments of deferred income taxes benefits, stock-based compensation, and depreciation and amortization and $3.1 million in loss on extinguishment of debt. The $4.6 million net change in operating assets and liabilities consisted of a $3.6 million increase in accounts receivable, primarily reflective of invoicing in excess of collection during the period, a $1.0 million increase in prepaid expense and other assets, a $0.5 million decrease in deferred cost of implementation services, an $3.2 million increase in deferred revenue primarily due to timing of amount invoiced and revenue recognized, a $0.7 million decrease in accrued employee compensation primarily due to payment of bonuses and other employee benefits,  and $1.6 million decrease in other accrued and long term liabilities and a $1.4 million decrease in accounts payable.
Net cash used in operating activities during the fiscal year ended September 30, 2017, was primarily the result of our net loss of $39.5 million and an $11.9 million change in operating assets and liabilities, partially offset by $15.7 million of non-cash adjustments of deferred income taxes benefits, stock-based compensation and depreciation and amortization. The $11.9 million net change in operating assets and liabilities consisted of a $1.4 million decrease in accounts receivable, primarily reflective of collections in excess of invoicing during the period, a $2.1 million decrease in prepaid expense and other assets, a $1.5 million decrease in deferred cost of implementation services, an $5.8 million increase in deferred revenue primarily due to timing of amount invoiced and revenue recognized, a $2.6 million increase in accrued employee compensation primarily due to accrual of bonuses and other employee benefits,  and a $1.6 million decrease in accounts payable.
Cash Flows from Investing Activities
Net cash used in investing activities for fiscal year ended September 30, 2019, was primarily due to purchases of property and equipment.
Net cash used in investing activities for fiscal year ended September 30, 2018, was primarily due to purchases of property and equipment.
Net cash used in investing activities for fiscal year ended September 30, 2017, was primarily due to $47.8 million net cash paid for the acquisition of Revitas, $0.4 million associated with capitalization of software development costs and purchases of property and equipment of $0.4 million.
Cash Flows from Financing Activities
Net cash used in financing activities for fiscal year ended September 30, 2019, consisted of $10.0 million principal payment on our term loan with Wells Fargo partly offset by $3.9 million of proceeds from the exercises of stock options and purchases made under our employee stock purchase plan.
Net cash used in financing activities for fiscal year ended September 30, 2018, was driven by $4.4 million from the exercises of stock options and purchases made under our employee stock purchase plan offset by $2.2 million net cash used in extinguishing our term loan and new borrowing arrangement with Wells Fargo, as well as the $5.2 million principal related to promissory note and Wells Fargo’s quarterly principal.
Net cash provided by financing activities for fiscal year ended September 30, 2017, was primarily related to our borrowing activities related to the Revitas transaction, for which we received net cash proceeds of $47.9 million during fiscal year 2017, as well as $4.0 million from the exercises of stock options and purchase made under our employee stock purchase plan.

Contractual Obligations
The following summarizes our contractual obligations as of September 30, 2019:

	Contractual Payment Obligations Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Debt (1)	$44,750	$5,000	$5,940	$33,810	$—
Operating lease obligations (2)	6,500	3,400	2,600	500	—
Total	$51,250	$8,400	$8,540	$34,310	$—

(1)	Represents principal payments for the term loan with Wells Fargo and promissory note.

(2)	Represent our obligations to make payments under the lease agreements for our facilities leases.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs, and expenses, as well as related disclosures. These estimates and assumptions are based on our management’s best estimates and judgment. Our management regularly evaluates these estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.
Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. We believe that the assumptions and estimates associated with revenue recognition, share-based compensation, business combinations, and income taxes have the greatest potential impact on our Consolidated Financial Statements. Therefore, we consider these to be our critical accounting policies and estimates.
Revenue recognition under ASC Topic 606
We adopted ASC Topic 606, Revenue from Contracts with Customers, on October 1, 2018, using the modified retrospective method.
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
Professional services revenues are generally recognized as the services are rendered for time and materials contracts or recognized using a proportional performance method as hours are incurred relative to total estimated hours for the engagement for fixed price contracts. The majority of our professional services contracts are on a time and materials basis. Revenue from training and customer-reimbursed expenses is recognized as we deliver these services. Our implementation projects generally have a term ranging from a few months to twelve months and may be terminated by the customer at any time.
Capitalized Contract Acquisition Costs
We capitalize incremental costs incurred to acquire contracts with customers, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. The costs in connection with initial contracts and renewals are deferred and amortized over an expected customer life of five years and over the renewal term, respectively, which corresponds to the period of benefit to the customer. We determined the period of benefit by considering our history of customer relationships, length of customer contracts, technological development and obsolescence, and other factors. The current and non-current portion of capitalized contract acquisition costs are included in other current assets and other assets on the Consolidated Balance Sheets. Amortization expense is included in sales and marketing expenses in the Consolidated Statements of Operations.
Revenue recognition under ASC Topic 605
We generate revenue from two sources: SaaS and maintenance and License and implementation.
License and implementation revenues include revenues from the sale of perpetual software licenses for our solutions and the related implementation services. SaaS and maintenance revenues primarily include subscription and the related implementation fees from customers accessing our cloud-based solutions and revenues associated with maintenance and support contracts from customers using on-premise solutions. Also included in SaaS and maintenance revenues are other revenues, such as managed support services, training and customer-reimbursed expenses. We commence revenue recognition when all of the following conditions are satisfied:

•	there is persuasive evidence of an arrangement exists,

•	delivery has occurred or services have been rendered,

•	the price is fixed or determinable, and

•	the collection of the fees is probable or reasonably estimable.
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
Stock-based compensation
We recognize compensation expense for stock option, restricted stock units, employee stock purchase plan (“ESPP”), and performance based restricted stock units. We use the Black-Scholes-Merton valuation model to estimate the fair value of stock option awards and ESPP shares. However, we have not granted stock options since fiscal year 2013. The fair value of restricted stock units and performance based restricted stock units is determined based on the intrinsic value of the award on the grant date.
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

During the last three years, we have completed the Revitas acquisition in January 2017. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we used for the purchase price allocations and the fair value of assets acquired and liabilities assumed. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses that could be material.

Income Taxes
We account for income taxes in accordance with the FASB ASC No. 740—Accounting for Income Taxes (“ASC 740). We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in the subsequent period when such a change in estimate occurs.
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
On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the “Tax Legislation”) was enacted in the United States (“U.S.”). The Tax Legislation significantly revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate to 21%, implementing a modified territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the “Toll Charge”), and limiting the deductibility of certain expenses, such as interest expense. As a fiscal-year taxpayer, certain provisions of the Tax Legislation impact us in fiscal year 2018, including the change in the corporate income tax rate and the Toll Charge, while other provisions were effective starting at the beginning of fiscal year 2019.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No.118 (“SAB 118”), which addresses how a company recognizes provisional estimates when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Legislation. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. We have completed our final analysis and impact of the Tax Legislation during the first quarter of fiscal year 2019. In accordance with SAB 118, the Tax Legislation-related income tax effects that we initially reported as provisional estimates were refined as additional analysis was performed. There was no material impact to our Consolidated Financial Statements when the analysis was completed.
On January 22, 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Legislation. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as a period cost are both acceptable methods, subject to an accounting policy election. We have elected to recognize any potential GILTI obligation as an expense in the period it is incurred.
As of September 30, 2019, we had gross deferred income tax assets, related primarily to net operating loss (“NOL”) carry forward, stock compensation, accruals and reserves that are not currently deductible, depreciation and amortization, and research and development tax credits of $83.0 million, which have been fully offset by deferred tax liabilities and valuation allowance. Utilization of these net loss carry forwards is subject to the limitations of IRC Section 382. A Section 382 study was performed in fiscal year 2013 and subsequent Section 382 analyses have been performed. It is determined that there is no material limitation of IRC Section 382. However, in the future, some portion or all of these carry forwards may not be available to offset any future taxable income. The federal and state net operating losses will begin expiring in 2021 and 2020, respectively.
We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We classify the liability for unrecognized tax benefits as current to the extent that our anticipated payment or receipt of cash is within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.
Recent Accounting Pronouncements
See “Note 2. Summary of Significant Accounting Policies and Estimates” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for a full description of recent accounting pronouncements including the respective expected dates of adoption and estimated effects, if any, on our Consolidated Financial Statements.

Non-GAAP Financial Measure
Adjusted EBITDA
Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in U.S. GAAP. We define adjusted EBITDA as net loss before items discussed below, including: stock-based compensation expense, depreciation and amortization, acquisition and integration related expense, deferred revenue adjustment related to the acquisition of Revitas, interest (income) expenses, net, other (income) expenses, net, certain legal expenses, and provision for (benefit from) income taxes. We believe adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. We also use this measure internally to establish budgets and operational goals to manage our business and evaluate our performance.
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

•	adjusted EBITDA does not reflect legal expense related to class action lawsuits;

•	adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of interest income or expense and other income or expense; and

•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

	Fiscal Years Ended September 30,
	2019	2018	2017
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(19,293)	$(28,207)	(39,547)
Adjustments:
Stock-based compensation expense	21,340	23,324	10,560
Depreciation and amortization	6,790	8,299	8,185
Deferred revenue adjustments	—	627	5,151
Acquisition and integration related expense	—	—	6,446
Interest expense, net	2,933	8,178	4,159
Other (income) expenses, net	319	(722)	62
Provision for (benefit from) income taxes	1,030	(27)	(3,285)
Adjusted EBITDA	$13,119	$11,472	$(8,269)
Adjusted EBITDA was $13.1 million, $11.5 million and $(8.3) million for the fiscal years ended September 30, 2019, 2018, and 2017, respectively. The increase in our adjusted EBITDA for the fiscal year ended September 30, 2019 as compared to fiscal year ended September 30, 2018, was primarily due to decreased operating expenses.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, which bear interest at a fixed interest rate. Our primary exposure to market risk is interest income and expense sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations. In addition, as of September 30, 2019, we had approximately $39.8 million in debt with variable interest components. With respect to our interest expense for the fiscal year ended September 30, 2019, a 10% hypothetical change in interest rates would have resulted in an increase of $0.3 million in our interest expense for such period.
Foreign Currency Exchange Risk
Our customers typically pay us in U.S. dollars. However, in foreign jurisdictions, our expenses are typically denominated in local currency. Our expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. A significant fluctuation in the exchange rates between our subsidiaries’ local currencies, especially Indian Rupee, and the U.S. dollar, could have an adverse impact on our results of operations and cash flows.
In the first quarter of 2019, we initiated a hedging program with respect to foreign currency risk.  During fiscal year 2019, the effect of a hypothetical 10% change in foreign currency exchange rates to which we have exposure, after considering foreign currency hedges, would have had an impact of approximately $0.9 million on our net loss. As our international operations grow, we will continue to reassess our approach to managing our risk relating to fluctuations in currency rates.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Model N, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Model N, Inc. and its subsidiaries (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended September 30, 2019 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2019.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
November 15, 2019

We have served as the Company’s auditor since 2007.

MODEL N, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	As of September 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$60,780	$56,704
Accounts receivable, net of allowance for doubtful accounts of $51 and $172 as of September 30, 2019, and 2018, respectively	26,953	28,273
Prepaid expenses	2,776	3,631
Other current assets	4,039	455
Total current assets	94,548	89,063
Property and equipment, net	1,043	2,146
Goodwill	39,283	39,283
Intangible assets, net	29,131	34,597
Other assets	5,588	1,064
Total assets	$169,593	$166,153
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,302	$1,664
Accrued employee compensation	19,906	14,211
Accrued liabilities	4,354	3,182
Deferred revenue, current portion	44,875	52,176
Long term debt, current portion	4,911	1,375
Total current liabilities	76,348	72,608
Long-term debt	39,371	52,329
Other long-term liabilities	1,152	1,182
Total liabilities	116,871	126,119
Commitments and contingencies (Note 8)
Convertible preferred stock:
Convertible preferred stock, $0.0005 par value; no shares authorized, issued and outstanding at September 30, 2019 and 2018, respectively	—	—
Stockholders’ equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 32,995 and 31,444 shares issued and outstanding at September 30, 2019 and September 30, 2018, respectively	5	5
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	266,295	244,814
Accumulated other comprehensive loss	(1,169)	(1,285)
Accumulated deficit	(212,409)	(203,500)
Total stockholders’ equity	52,722	40,034
Total liabilities and stockholders’ equity	$169,593	$166,153
The accompanying notes are an integral part of these Consolidated Financial Statements.

MODEL N, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Years Ended September 30,
	2019	2018	2017
Revenues:
Subscription	$105,219	$98,308	$86,151
Professional services	36,016	56,324	45,018
Total revenues	141,235	154,632	131,169
Cost of revenues:
Subscription	35,218	37,820	38,172
Professional services	30,912	27,514	22,924
Total cost of revenues	66,130	65,334	61,096
Gross profit	75,105	89,298	70,073
Operating expenses:
Research and development	30,009	32,416	31,064
Sales and marketing	32,894	35,482	41,339
General and administrative	27,213	42,178	36,281
Total operating expenses	90,116	110,076	108,684
Loss from operations	(15,011)	(20,778)	(38,611)
Interest expense, net	2,933	8,178	4,159
Other expenses (income), net	319	(722)	62
Loss before income taxes	(18,263)	(28,234)	(42,832)
Provision for (benefit from) income taxes	1,030	(27)	(3,285)
Net loss	$(19,293)	$(28,207)	$(39,547)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.60)	$(0.93)	$(1.38)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	32,232	30,370	28,649
The accompanying notes are an integral part of these Consolidated Financial Statements.

MODEL N, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Fiscal Years Ended September 30,
	2019	2018	2017
Net loss	$(19,293)	$(28,207)	$(39,547)
Other comprehensive income (loss), net:
Unrealized gain on cash flow hedges	5	—	—
Foreign currency translation gain (loss)	111	(783)	60
Total comprehensive loss	$(19,177)	$(28,990)	$(39,487)
The accompanying notes are an integral part of these Consolidated Financial Statements.

MODEL N, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at September 30, 2016	27,891	4	202,506	(562)	(135,746)	66,202
Issuance of common stock upon exercise of stock options	329	—	1,339	—	—	1,339
Issuance of common stock upon release of restricted stock units	813	—	—	—	—	—
Issuance of common stock under stock purchase plans	290	—	2,647	—	—	2,647
Stock-based compensation	—	—	10,560	—	—	10,560
Other comprehensive income	—	—	—	60	—	60
Net loss	—	—	—	—	(39,547)	(39,547)
Balance at September 30, 2017	29,323	4	217,052	(502)	(175,293)	41,261
Issuance of common stock upon exercise of stock options	180	—	1,546	—	—	1,546
Issuance of common stock upon release of restricted stock units	1,709	1	(1)	—	—	—
Issuance of common stock under stock purchase plans	232	—	2,893	—	—	2,893
Stock-based compensation	—	—	23,324	—	—	23,324
Other comprehensive loss	—	—	—	(783)	—	(783)
Net loss	—	—	—	—	(28,207)	(28,207)
Balance at September 30, 2018	31,444	$5	$244,814	$(1,285)	$(203,500)	$40,034
Adoption of ASC 606	—	—	—	—	10,384	10,384
Issuance of common stock upon exercise of stock options	120	—	822	—	—	822
Issuance of common stock upon release of restricted stock units	1,213	—	—	—	—	—
Issuance of common stock under stock purchase plans	218	—	3,048	—	—	3,048
Stock-based compensation	—	—	17,611	—	—	17,611
Other comprehensive income	—	—	—	116	—	116
Net loss	—	—	—	—	(19,293)	(19,293)
Balance at September 30, 2019	32,995	5	266,295	(1,169)	$(212,409)	$52,722
The accompanying notes are an integral part of these Consolidated Financial Statements.

MODEL N, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Years Ended September 30,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(19,293)	$(28,207)	$(39,547)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	6,790	8,299	8,185
Stock-based compensation	21,340	23,324	10,560
Amortization of debt discount and issuance costs	579	800	683
Deferred income taxes	176	(392)	(3,952)
Amortization of capitalized contract acquisition costs	1,781	—	—
Other non-cash charges	(121)	137	216
Loss on extinguishment	—	3,142	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	860	(3,555)	1,420
Prepaid expenses and other assets	(5,158)	(960)	2,117
Deferred cost of implementation services	—	486	1,502
Accounts payable	692	(1,434)	(1,558)
Accrued employee compensation	2,015	(687)	2,626
Other accrued and long-term liabilities	240	(1,622)	13
Deferred revenue	549	3,192	5,770
Net cash provided by (used in) operating activities	10,450	2,523	(11,965)
Cash flows from investing activities:
Purchases of property and equipment	(280)	(252)	(359)
Acquisition of business, net of cash acquired	—	—	(47,773)
Capitalization of software development costs	—	—	(369)
Net cash used in investing activities	(280)	(252)	(48,501)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of employee stock purchase plan	3,870	4,439	3,986
Proceeds from term loan	—	49,588	48,686
Debt issuance costs	—	(280)	(806)
Principal payments on loan	(10,000)	(55,250)	—
Early payment penalty	—	(1,500)	—
Net cash (used in) provided by financing activities	(6,130)	(3,003)	51,866
Effect of exchange rate changes on cash and cash equivalents	36	(122)	9
Net decrease in cash and cash equivalents	4,076	(854)	(8,591)
Cash and cash equivalents
Beginning of period	56,704	57,558	66,149
End of period	$60,780	$56,704	$57,558

Supplemental Disclosure of Cash Flow Data:
Cash paid for income taxes	$993	$622	$677
Cash paid for interest	3,225	4,181	3,462
Noncash Investing and Financing Activities:
Promissory notes issued for acquisition	$—	$—	$8,643
The accompanying notes are an integral part of these Consolidated Financial Statements.

MODEL N, INC.
Notes to Consolidated Financial Statements

Note 1. The Company
Model N, Inc. (the “Company”) was incorporated in Delaware on December 14, 1999. The Company is a provider of cloud revenue management solutions for the life sciences and high tech industries. The Company’s solutions enable its customers to maximize revenues and reduce revenue compliance risk by transforming their revenue life cycle from a series of tactical, disjointed operations into a strategic end-to-end process, which enables them to manage the strategy and execution of pricing, contracting, incentives, and rebates. The Company’s corporate headquarters are located in San Mateo, California, with additional offices in the United States, India, and Switzerland.
Fiscal Year
The Company’s fiscal year ends on September 30. References to fiscal year 2019, for example, refer to the fiscal year ended September 30, 2019.
Note 2. Summary of Significant Accounting Policies and Estimates
Basis for Presentation
The Company’s Consolidated Financial Statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The Company has evaluated subsequent events through the date that the financial statements were issued.
Change in Presentation
Previously, the Company presented revenue and cost of revenue on two lines: “SaaS and maintenance” and “License and implementation.” Historically, the Company’s growth was driven by the sale of on-premise solutions. Over the last few years, the Company shifted its focus to selling cloud-based software. As a result of the business model transition from an on-premise to a software-as-a-service (“SaaS”) model, the Company updated the presentation in fiscal year 2019 to present the revenue and cost of revenue line items within the Consolidated Statements of Operations with the break-out between two new lines called “Subscription” and “Professional services.” Revenues and cost of revenues in prior periods have been reclassified in this filing to conform to the new presentation. This change in presentation does not affect our previously-reported total revenues and total cost of revenues.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements. Significant items subject to such estimates include revenue recognition, income taxes, stock-based compensation, and business combination. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.
Revenue Recognition under ASC Topic 606
The Company adopted ASC Topic 606, Revenue from Contracts with Customers, on October 1, 2018, using the modified retrospective method.

MODEL N, INC.
Notes to Consolidated Financial Statements

The Company derives revenues primarily from subscription revenues and professional services revenues and applies the following framework to recognize revenue:

•	Identification of the contract, or contracts, with a customer,

•	Identification of the performance obligations in the contract,

•	Determination of the transaction price,

•	Allocation of the transaction price to the performance obligations in the contract, and

•	Recognition of revenue when, or as, the Company satisfies a performance obligation.
The Company enters into contracts with customers that can include various combinations of services which are generally distinct and accounted for as separate performance obligations. As a result, the contracts may contain multiple performance obligations. The Company determines whether the services are distinct based on whether the customer can benefit from the service on its own or together with other resources that are readily available and whether the Company’s commitment to transfer the product or service to the customer is separately identifiable from other obligations in the contract. The Company generally considers its cloud-based subscription offerings, maintenance and support on license arrangements, managed service support, professional services and training to be distinct performance obligations. Term-based licenses generally have two performance obligations: software licenses and software maintenance.
The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services and products to the customer. Variable consideration, if any, is estimated and included in the transaction price if, in the Company’s judgment, it is probable that there will not be a significant future reversal of cumulative revenue under the contract. The Company typically does not offer contractual rights of return or concessions.
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
Revenue is recognized when control of these services is transferred to the customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these services. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component.
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
Professional services revenues are generally recognized as the services are rendered for time and materials contracts or recognized using a proportional performance method as hours are incurred relative to total estimated hours for the engagement for fixed price contracts. The majority of the Company’s professional services contracts are on a time and materials basis. Revenue from training and customer-reimbursed expenses is recognized as the Company delivers these services. The Company’s implementation projects generally have a term ranging from a few months to twelve months and may be terminated by the customer at any time.
Capitalized Contract Acquisition Costs under ASC Topic 606
The Company capitalizes incremental costs incurred to acquire contracts with customers, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. The Company incurs these costs in connection with both initial contracts and renewals. Such costs for renewals are not considered commensurate with those for initial contracts given the substantive difference in commission rates in proportion to their respective contract values. The costs in connection with initial contracts and renewals are deferred and amortized over an expected customer life of five years and over the renewal term, respectively, which corresponds to the period of benefit to the customer. The Company determined the period of benefit by considering the Company’s history of customer relationships, length of customer contracts, technological development and obsolescence, and other factors. The current and non-current portion of capitalized contract acquisition costs are included in other current assets and other assets on the Consolidated Balance Sheets. Amortization expense is included in sales and marketing expenses on the Consolidated Statements of Operations.

MODEL N, INC.
Notes to Consolidated Financial Statements

Revenue Recognition under ASC Topic 605
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

MODEL N, INC.
Notes to Consolidated Financial Statements

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
Cost of Revenues
Cost of subscription revenues primarily consists of personnel-related costs including salary, bonus, and stock-based compensation as well as costs for royalties, facilities expense, amortization, depreciation, third-party contractors and cloud infrastructure costs. Cost of professional services revenues primarily consists of personnel-related costs including salary, bonus, and stock-based compensation as well as costs for third-party contractors and other expenses.
Warranty
The Company provides limited warranties on all sales and provides for the estimated cost of warranties at the date of sale. The estimated cost of warranties has not been material to date.
Foreign Currency Translation
The functional currency of the Company’s foreign subsidiaries is their respective local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rate as of the applicable consolidated balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. The effects of foreign currency translations are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity in the Consolidated Statements of Stockholders’ Equity. Realized gains and losses from foreign currency transactions are included in other expenses, net in the Consolidated Statements of Operations and have not been material for all periods presented.
Hedging
Cash Flow Hedging—Hedges of Forecasted Foreign Currency Operation Costs
The Company’s customers typically pay in U.S. dollars; however, in foreign jurisdictions, the expenses are typically denominated in local currency. The Company may use foreign exchange forward contracts to hedge certain cash flow exposures resulting from changes in these foreign currency exchange rates. These foreign exchange contracts generally range from one month to one year in duration.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The Company records changes in the fair value of cash flow hedges in accumulated other comprehensive loss in the Consolidated Balance Sheets, until the forecasted transaction occurs, at which point, the related gain or loss on the cash flow hedge is reclassified to the financial statement line item to which the derivative relates. In the event the underlying forecasted transaction does not occur or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge is reclassified into earnings from accumulated other comprehensive loss. If the Company does not elect hedge accounting or the contract does not qualify for hedge accounting treatment, the changes in fair value from period to period are recognized immediately in the same financial statement line item to which the derivative relates.
Hedge Effectiveness
For foreign currency hedges designated as cash flow hedges, the Company elected to utilize the critical terms method to determine if the hedges are highly effective and thus, eligible for hedge accounting treatment. The Company evaluates the effectiveness of the foreign exchange contracts on a quarterly basis.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original or remaining maturity of three months at date of purchase to be cash equivalents. The Company’s cash equivalents are comprised of money market funds and are maintained with financial institutions with high credit ratings.

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
The following customers comprised 10% or more of the Company’s accounts receivable at September 30, 2019, and 2018 and of the Company’s total revenues for the fiscal years ended September 30, 2019, 2018, and 2017, respectively:

	As of September 30,
Accounts Receivable	2019	2018
Company A	12%	less than 10%
Company B	less than 10%	10%

	Fiscal Years Ended September 30,
Revenue	2019	2018	2017
Company C	less than 10%	15%	11%
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
Revenue that has been recognized, but for which the Company has not invoiced the customer, amounting to $5.9 million and $3.6 million is recorded as unbilled receivables and is included in accounts receivables in the Consolidated Balance Sheets as of September 30, 2019, and 2018, respectively. Invoices that have been issued before revenue has been recognized are recorded as deferred revenue in the Consolidated Balance Sheets.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets.
The estimated useful lives of property and equipment are as follows:

Computer software and equipment	2-5 years
Furniture and fixtures	2-5 years
Leasehold improvements	Shorter of the lease term or estimated useful life
Software development costs	3 years
Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense as incurred. Upon retirement or sale of property and equipment, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in the Consolidated Statement of Operations.
Business Combination
The Company includes the results of operations of the businesses that are acquired as of the acquisition date. The Company allocates the purchase price of acquisitions to the assets acquired and liabilities assumed based on the estimated fair values. The

MODEL N, INC.
Notes to Consolidated Financial Statements

excess of the purchase price over the fair values of the identifiable assets and liabilities is recorded as goodwill. Acquisition related costs are recognized separately from the business combination and are expensed as incurred.
Goodwill and Intangible Assets
The Company records goodwill when consideration paid in an acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company conducted the annual impairment test of goodwill as of September 30, 2019, and 2018. For purposes of goodwill impairment testing, the Company has one reporting unit. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment under Accounting Standards Update (“ASU”) No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, issued by the Financial Accounting Standards Board (“FASB”). If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss and the carrying value of goodwill is written down to fair value. There have been no goodwill impairments during the periods presented.
Intangible assets, consisting of developed technology, backlog, and customer relationships, are stated at cost less accumulated amortization. All intangible assets have been determined to have finite lives and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from three to ten years. Amortization expense related to developed technology is included in cost of subscription revenue while amortization expense related to backlog and customer relationships is included in sales and marketing expenses.
Long-lived Assets
The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of its long-lived assets, including property and equipment and intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any impairment charges on its long-lived assets during any periods presented.
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
The Company capitalizes certain software development costs incurred in connection with its cloud-based software platform for internal use. The Company capitalizes software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. When development becomes substantially complete and ready for its intended use, such capitalized costs are amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years. Costs associated with preliminary project stage activities, training, maintenance and all post implementation stage activities are expensed as incurred. The Company capitalized software development costs of zero, zero, and $0.4 million during the fiscal years ended September 30, 2019, 2018, and 2017, respectively.
Fair Value of Financial Instruments
The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and certain accrued liabilities. The Company regularly reviews its financial instruments portfolio to identify and evaluate such instruments that have indications of possible impairment. When there is no readily available market data, fair value estimates are made by the Company, which involves some level of management estimation and judgment and may not necessarily represent the amounts that could be realized in a current or future sale of these assets.
Based on borrowing rates currently available to the Company for financing obligations with similar terms and considering the Company’s credit risks, the carrying value of the financing obligation approximates fair value.
The Company’s cash equivalents consist of money market funds, which are classified within Level 1 of the fair value hierarchy because they are valued based on quoted prices in active markets for identical assets or liabilities.

MODEL N, INC.
Notes to Consolidated Financial Statements

Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred. The Company incurred $0.2 million, $0.4 million, and $0.3 million in advertising and promotions costs during the fiscal years ended September 30, 2019, 2018, and 2017, respectively.
Employee Benefit Plan
The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code (IRC). Under the 401(k) Plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. The Company contributed approximately $0.6 million, $0.6 million and $0.7 million for the years ended September 30, 2019, 2018, and 2017.
Stock-Based Compensation
Stock-based compensation expense for all share-based payment awards granted to our employees and directors including stock options and restricted stock units (“RSUs”) is measured and recognized based on the fair value of the awards on the grant date. The fair value is recognized as expense, net of estimated forfeitures on a ratable basis, over the requisite service period, which is generally the vesting period of the respective award. The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock option awards and employee stock purchase plan (“ESPP”). The Black-Scholes-Merton valuation model requires the use of subjective assumptions including the expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends. The fair value of RSUs is determined based on the closing quoted price of the Company’s common stock on the grant date. The Company periodically estimates the portion of awards which will ultimately vest based on its historical forfeiture experience. These estimates are adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from the prior estimates.
The Company grants performance-based restricted stock units (“PB-RSUs”) to executives and leadership team and has determined no forfeiture rate would be applied to the PB-RSUs. PB-RSUs have vesting conditions either based on pre-established performance goals of the Company or the performance of the Company’s total shareholder return relative to that of the Russell 3000 Index. For the former, the fair value is determined based on the closing quoted price of the Company’s common stock on the grant date and the fair value is recognized using the graded-vesting attribution method over the requisite service period. For the latter, the Company uses a Monte Carlo simulation model to determine the fair value on the grant date and the fair value is recognized using the graded-vesting attribution method over the requisite service period.
Income Taxes
The Company accounts for income taxes in accordance with the FASB ASC No. 740—Accounting for Income Taxes (“ASC 740”). The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in the subsequent period when such a change in estimate occurs. The Company regularly assesses the likelihood that its deferred income tax assets will be realized from future taxable income based on the realization criteria set forth in ASC 740. To the extent that the Company believes any amounts are not more likely than not to be realized, the Company records a valuation allowance to reduce the deferred income tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event the Company determines that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred income tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made.
As of September 30, 2019, and 2018, the Company had gross deferred income tax assets, related primarily to net operating loss (“NOL”) carry forwards, stock compensation, accruals and reserves that are not currently deductible, depreciation and amortization, and research and development tax credits of $83.0 million and $77.2 million, respectively, which have been fully offset by a valuation allowance. Utilization of these net loss carry forwards is subject to the limitations of IRC Section 382 (“Section 382 Limitations”). A Section 382 study was performed in fiscal year 2013 and subsequent Section 382 analyses have been performed. It is determined that there are no material limitations of IRC Section 382. However, in the future, some portion or all of these carry forwards may not be available to offset any future taxable income.
The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company

MODEL N, INC.
Notes to Consolidated Financial Statements

anticipates payment or receipt of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.
Segment
The Company has one operating segment with one business activity: developing and monetizing revenue management solutions. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who manages operations on a consolidated basis for purposes of allocating resources. When evaluating performance and allocating resources, the CODM reviews financial information as presented on a consolidated basis.
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gain on cash flow hedges.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued a new standard, ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”), as amended, which superseded nearly all existing revenue recognition guidance. Under ASC 606, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. ASC 606 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.
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
ASC 606 primarily impacted the Company’s revenue recognition for on-premise solutions, which contained deliverables within the scope of ASC 985-605, Software-Revenue Recognition, by eliminating the requirement to have VSOE for undelivered elements, which accelerated the timing of revenue recognition. In addition, ASC 606 impacted the Company’s expenses as the guidance required incremental contract acquisition costs, such as sales commissions, for customer contracts to be capitalized and amortized on a systematic basis that is consistent with the pattern of transfer to the customer of the goods or services to which the capitalized cost relates rather than expense them immediately as under the previous standard.
The following table summarizes the cumulative effect of the changes from the adoption of ASC 606 on the Consolidated Balance Sheets as of October 1, 2018:

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
The cumulative effect adjustment on accounts receivable, net, in the Consolidated Balance Sheets is related to unbilled accounts receivable for which revenue is recognized in advance of billings, but the Company not have the unconditional right to the consideration. Under ASC 606, these amounts are reclassified from accounts receivable, net, to other current assets. The cumulative effect adjustment on other current assets and other assets line items in the Consolidated Balance Sheets is caused by the requirement in ASC 606 to capitalize incremental costs incurred to acquire contracts with customers. In prior periods, these costs were expensed as incurred under ASC 340. The cumulative effect adjustment included in accrued liabilities in the Consolidated Balance Sheets is related to reclassifying refundable amounts associated with customer contracts from deferred revenue under ASC 606. The cumulative effect adjustment on deferred revenue is primarily driven by ASC 606 which accelerated the timing of revenue recognition by eliminating the requirement to have VSOE for undelivered elements.

MODEL N, INC.
Notes to Consolidated Financial Statements

The following table summarizes the effects of adopting ASC 606 on the Consolidated Balance Sheets as of September 30, 2019:

(in thousands)	As Reported	Adjustments	As if presented under ASC 605
Assets
Accounts receivables, net	$26,953	$1,588	$28,541
Other current assets	4,039	(3,244)	795
Other assets	5,588	(4,513)	1,075
Liabilities
Accrued liabilities	4,354	(277)	4,077
Deferred revenue, current portion	44,875	5,559	50,434
Stockholders’ Equity
Accumulated deficit	(212,409)	(11,451)	(223,860)
The following tables summarize the effects of adopting ASC 606 on the Consolidated Statements of Operations for the year ended September 30, 2019:

	Fiscal Year Ended September 30, 2019
(in thousands, except per share amounts)	As Reported	Adjustments	As if presented under ASC 605
Revenues
Subscription	$105,219	$(1,546)	$103,673
Professional services	36,016	3,417	39,433
Total revenues	141,235	1,871	143,106
Cost of professional services revenues	30,912	(364)	30,548
Sales and marketing	32,894	3,302	36,196
Loss from operations	(15,011)	(1,067)	(16,078)
Net loss	(19,293)	(1,067)	(20,360)
Net loss per share - basic and diluted	(0.60)	(0.03)	(0.63)
The impact to the Consolidated Statements of Cash Flows for the year ended September 30, 2019 as a result of adopting ASC 606 was not significant.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging, requiring expanded hedge accounting for both non-financial and financial risk components and refining the measurement of hedge results to better reflect an entity’s hedging strategies. The updated standard also amends the presentation and disclosure requirements and changes how entities assess hedge effectiveness. The new standard must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. The Company early adopted this guidance beginning in the first quarter of fiscal year 2019 and it did not have a material impact on the Consolidated Financial Statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments. The amendments provide guidance on how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The Company adopted this guidance beginning in the first quarter of fiscal year 2019 on a retrospective basis and it did not have a material impact on the Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments in this guidance change the definition of a business to assist with evaluating when a set of transferred assets and activities is a business. The Company adopted this guidance beginning in the first quarter of fiscal year 2019 on a prospective basis. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230): Clarifying the classification and presentation of restricted cash in the statement of cash flows. The standard requires that restricted cash and restricted cash equivalents are included in the cash and cash equivalents balance in the statement of cash flows. Further, reconciliation between the balance sheet and statement of cash flows is required when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, transfers between these balances should no longer be presented as a cash

MODEL N, INC.
Notes to Consolidated Financial Statements

flow activity. The Company adopted this guidance beginning in the first quarter of fiscal year 2019 and it did not have a material impact on the Consolidated Financial Statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Providing clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The Company adopted this guidance beginning in the first quarter of fiscal year 2019 and it did not have a material impact on the Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an alternative modified transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption with prior periods not restated. The guidance will be effective and the Company will adopt it beginning October 1, 2019 using the alternative modified transition method. The Company will elect the package of practical expedients permitted under the transition guidance, which allows the Company to carry forward its historical lease classification, its assessment on whether a contract is or contains a lease, and its initial direct costs for any leases that exist prior to adoption of the new standard. The Company will also elect to combine lease and non-lease components and to keep leases with an initial term of twelve months or less off the balance sheet and recognize the associated lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. The Company estimates approximately $7 million will be recognized as total right-of-use assets and total lease liabilities on the Consolidated Balance Sheet as of October 1, 2019. Other than the right-of-use assets and the lease liabilities, the Company does not expect the new standard to have a material impact on its Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment. This new accounting standard update simplifies the measurement of goodwill by eliminating the Step two impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  The new guidance requires a comparison of the Company’s fair value of with carrying amount and the Company is required to recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. Additionally, the Company will consider the income tax effects from any tax deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable.  The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company does not expect the new standard to have a material impact on its Consolidated Financial Statements.
Note 3. Revenues from Contracts with Customers
Revenue Recognition
The Company derives revenues primarily from subscription revenues and professional services revenues.
Disaggregation of Revenues
See Note 12, Geographic Information, for information on revenue by geography.
Customer Contract Balances
The following table reflects contract balances with customers (in thousands):

	As of October 1, 2018(1)	As of September 30, 2019	Change
Accounts receivable, net	$27,694	$26,953	$(741)
Contract asset	579	1,588	$1,009
Deferred revenue	44,854	45,385	$531
Capitalized contract acquisition costs	3,324	6,626	$3,302
(1) Includes cumulative effect adjustments made to these accounts on October 1, 2018 due to the adoption of ASC 606.

MODEL N, INC.
Notes to Consolidated Financial Statements

Accounts Receivable
Accounts receivable represents our right to consideration that is unconditional, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of accounts.
Contract Asset
Contract asset represents revenue that has been recognized for satisfied performance obligations for which the Company does not have an unconditional right to consideration.
Deferred Revenue
Deferred revenue, which is a contract liability, consists of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue because the related goods or services have not been transferred.
The non-current portion of deferred revenue is included in other long-term liabilities in the Consolidated Balance Sheets. During the year ended September 30, 2019, the Company recognized $44.5 million of revenue that was included in the deferred revenue balance at the beginning of the period.
Capitalized Contract Acquisition Costs
In connection with the adoption of ASC 606, the Company began to capitalize incremental costs incurred to acquire contracts with customers. See Note 2 for additional information. As of September 30, 2019, the current and non-current portions of capitalized contract acquisition costs were $2.1 million and $4.5 million, respectively. The Company amortized $1.8 million of contract acquisition costs during the year ended September 30, 2019.
For the year ended September 30, 2019, there was no impairment related to capitalized contract acquisition costs.
Customer Deposits
Customer deposits primarily relate to payments received from customers which could be refundable pursuant to the terms of the arrangement. These amounts are included in accrued liabilities on the Consolidated Balance Sheets. The customer deposits amount was immaterial as of September 30, 2019 and as of October 1, 2018.
Standard payment terms to customers generally range from thirty to ninety days; however, payment terms and conditions in the customer contracts may vary. In some cases, customers prepay for subscription and services in advance of the delivery; in other cases, payment is due as services are performed or in arrears following the delivery.
Remaining Performance Obligations
Remaining performance obligations represent non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2019, the aggregate amount of the transaction price allocated to performance obligations either unsatisfied or partially unsatisfied was $127.5 million, 51% of which the Company expects to recognize as revenue over the next 12 months and the remainder thereafter.
Note 4. Financial Instruments
The table below sets forth the Company’s cash equivalents as of September 30, 2019, and 2018, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement. The Company had no liabilities measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of September 30, 2019:
Assets:
Cash equivalents	$32,792	$—	$—	$32,792
Total	$32,792	$—	$—	$32,792
As of September 30, 2018:
Assets:
Cash equivalents	$43,741	$—	$—	$43,741
Total	$43,741	$—	$—	$43,741

MODEL N, INC.
Notes to Consolidated Financial Statements

The Company’s cash equivalents as of September 30, 2019, and 2018, consisted of money market funds with original maturity dates of less than three months from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of September 30, 2019, and 2018. The Company’s financial instruments not measured at fair value on a recurring basis include cash, accounts receivable, accounts payable, and accrued liabilities, and are reflected in the financial statements at cost and approximates their fair value due to their short-term nature. The term loan with Wells Fargo’s carrying value approximates fair value since the term loan bears interest at rates that fluctuate with the changes in the base rate or LIBOR as selected by the Company. The promissory note’s carrying value approximates its fair value as of September 30, 2019. Besides the cash equivalents, the Company had $28.0 million and $13.0 million held in bank deposits as of September 30, 2019, and 2018, respectively.
Note 5. Derivative Instruments and Hedging
In fiscal year 2019, the Company entered into foreign currency forward contracts to hedge a portion of the forecasted foreign currency-denominated expenses incurred in the normal course of business. These contracts are designated as cash flows hedges. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign exchange rate movements. The Company does not use any of the derivative instruments for trading or speculative purposes. For the year ended September 30, 2019, the impact of the hedging activities to the Consolidated Financial Statements was immaterial. The fair value of the outstanding non-deliverable foreign currency forward contracts was immaterial as of September 30, 2019.
Notional Amounts of Derivative Contracts
Derivative transactions are measured in terms of the notional amount but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. As of September 30, 2019, the notional amount of the Company's outstanding foreign currency forward contracts designated as cash flow hedges was approximately $9.4 million.
Note 6. Consolidated Balance Sheets Components
Components of property and equipment, and intangible assets consisted of the following:
Property and Equipment

	As of September 30,
	2019	2018
	(in thousands)
Computer software and equipment	$7,644	$8,154
Furniture and fixtures	1,252	1,309
Leasehold improvements	1,276	1,251
Software development costs	9,416	9,416
Total property and equipment	$19,588	$20,130
Less: Accumulated depreciation and amortization	(18,545)	(17,984)
Total Property and equipment, net	$1,043	$2,146
Depreciation expense including depreciation of assets under capital leases totaled $1.3 million, $2.7 million, and $3.5 million for the fiscal years ended September 30, 2019, 2018, and 2017, respectively.

MODEL N, INC.
Notes to Consolidated Financial Statements

Intangible Assets

		As of September 30, 2019
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Intangible Assets:
Developed technology	5-6	$12,083	$(8,351)	$3,732
Backlog	5	280	(280)	—
Customer relationships	3-10	36,599	(11,200)	25,399
Total		$48,962	$(19,831)	$29,131

		As of September 30, 2018
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Intangible Assets:
Developed technology	5-6	$12,083	$(6,448)	$5,635
Backlog	5	280	(275)	5
Customer relationships	3-10	36,599	(7,642)	28,957
Total		$48,962	$(14,365)	$34,597
The Company recorded amortization expense related to the acquired intangible assets of $5.5 million, $5.6 million and $4.6 million during the fiscal years ended September 30, 2019, 2018 and 2017, respectively.
Estimated future amortization expense for the intangible assets as of September 30, 2019 is as follows:

Fiscal Years Ending September 30,
(in thousands)
2020	$4,751
2021	4,687
2022	4,687
2023	3,840
2024	3,558
2025 and thereafter	7,608
Total future amortization	$29,131
Note 7. Debt
Term Loan
In connection with the Revitas acquisition, on January 5, 2017, the Company entered into a financing agreement (the “Financing Agreement”) with Crystal Financial SPV, LLC and TC Lending, LLC for a $50.0 million term loan. In May 2018, this term loan was extinguished and repaid in full in part from the proceeds of the refinancing with Wells Fargo Bank, N. A. (“Wells Fargo”), as discussed below. The Company recorded a loss on debt extinguishment of $3.1 million in fiscal year 2018.
Term Loan - Wells Fargo
On May 4, 2018, the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo, as administrative agent, and the lenders party thereto, for a term loan of $50.0 million, as well as a revolving line of credit for an amount up to $5.0 million. In part from the proceeds of this refinancing, the Company repaid in full the existing term loan under the Financing Agreement discussed above. The term loan under the Credit Agreement will mature on May 4, 2023. As of September 30, 2019, the Company had not drawn down from the line of credit and had $5.0 million available.

MODEL N, INC.
Notes to Consolidated Financial Statements

On August 12, 2019, the Company entered into an amendment to the Credit Agreement whereby the applicable margins were revised. At the Company’s election, the term loan under the Credit Agreement and the revolving line of credit will bear interest based upon the Company’s leverage ratio as defined in the Credit Agreement at either (i) a base rate plus applicable margin ranging from 1.5% to 3.5% or (ii) LIBOR plus applicable margin ranging from 2.5% to 4.5%. Interest is payable periodically, in arrears, at the end of each interest period the Company elects. For the first eight months of fiscal year 2019, the Company’s interest rate was at the LIBOR Rate plus 4.5%. For the last four months of fiscal year 2019, the Company’s interest rate was at the LIBOR Rate plus 3.5%. In addition, the Company is required to pay monthly in arrears an unused line fee ranging from 0.25% to 0.5% of the unused portion of the revolving line of credit based upon the Company’s leverage ratio. As a condition to entering into the Credit Agreement, the Company pledged substantially all of its assets in the United States.
The Company may voluntarily prepay the term loan, with any such prepayment applied against the remaining installments of principal of the term loan on a pro rata basis or in the direct order of maturity, subject to certain limitations. However, the Company is required to repay the term loan with proceeds from the sale of assets, the receipt of certain insurance proceeds, litigation proceeds or indemnity payments, or the incurrence of debt (in each case subject to certain exceptions). The Company prepaid approximately $4.8 million of principal on January 2, 2019, and elected to apply the prepayment against the remaining principal installments in the direct order of maturity. On July 1, 2019, the Company made another prepayment of $5.0 million and such prepayment was applied against the remaining installments of principal on a pro rata basis. The remaining balance of the term loan is classified as long-term debt on the Consolidated Balance Sheets.
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
The Company was in compliance with all covenant requirements as of September 30, 2019.
Promissory Notes
Also in connection with the Revitas acquisition, the Company incurred $10.0 million in debt in the form of two $5.0 million promissory notes with the sellers, one of which matured and was paid on July 5, 2018 and the other which will mature on January 5, 2020. The fair value of the promissory notes of $8.6 million was determined based on a discounted future cash flow at 9.96% interest rate, which represents an arm’s length interest rate. The remaining promissory note bears interest at the rate of 3.0% per annum, and is subject to a right of set-off as partial security for the indemnification obligations of the target’s stockholders under the merger agreement. The remaining promissory note of $5.0 million is subordinate to the term loan with Wells Fargo and is classified as short-term debt on the Consolidated Balance Sheets.
As of September 30, 2019, the term loan with Wells Fargo and the promissory note consisted of the following (in thousands):

Principal	$44,750
Unamortized debt discount and issuance costs	(468)
Net carrying amount	$44,282
As of September 30, 2019, the carrying value of the debt approximates the fair value basis. The Company classified the debt under Level 2 of the fair value measurement hierarchy as the borrowings are not actively traded.
The effective interest rates for the term loan with Wells Fargo and the promissory notes are 7.0% and 9.89%, respectively.
The future scheduled principal payments for the term loan and promissory note as of September 30, 2019 were as follows (in thousands):

MODEL N, INC.
Notes to Consolidated Financial Statements

Fiscal Year	Amount
2020	$5,000
2021	2,609
2022	3,331
2023	33,810
Total	$44,750

Note 8. Commitments and Contingencies
Leases
The Company leases facilities under noncancelable operating leases. As of September 30, 2019, future minimum payments under operating leases were as follows (in thousands):

	Contractual Payment Obligations Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations (1)	$6,500	$3,400	$2,600	$500	$—

(1)	Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities leases.
Rent expense under noncancelable operating leases for the fiscal years ended September 30, 2019, 2018, and 2017, was $3.2 million, $3.4 million and $3.2 million, respectively.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions, and there were no material claims against the Company outstanding as of September 30, 2019, and 2018. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the software license, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
Legal Proceedings
The Company is not currently a party to any pending material legal proceedings. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on the Company due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm and other factors.
Note 9. Stock-Based Compensation
2000 Stock Plan
The 2000 Stock Plan (the “2000 Plan”) authorized the board of directors (the “Board”) to grant incentive share options and non-statutory share options to employees, directors and other eligible participants. Stock purchase rights may also be granted under the 2000 Plan. The exercise price of the stock options shall not be less than the estimated fair value of the underlying shares of the common stock on the grant date. Options generally vest over four years and expire ten years from the date of grant. In connection with the adoption of the 2010 Equity Incentive Plan (the “2010 Plan”) in June 2010, the 2000 Plan was terminated and all shares of common stock previously reserved but unissued were transferred to 2010 Plan.
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

MODEL N, INC.
Notes to Consolidated Financial Statements

Incentive Plan in February 2013, the 2010 Plan was terminated and all shares of common stock previously reserved but unissued were transferred to 2013 Plan.
2013 Equity Incentive Plan
The Company’s Board adopted the 2013 Equity Incentive Plan (the “2013 Plan”) in February 2013, and the stockholders approved the 2013 Plan in March 2013. The 2013 Plan became effective on March 18, 2013 and will terminate in February 28, 2023. The 2013 Plan serves as the successor equity compensation plan to the 2010 Plan. The 2013 Plan was approved with a reserve of 8.0 million shares, which consists of 2.5 million shares of the Company’s common stock reserved for future issuance under the 2013 Plan and shares of common stock previously reserved but unissued under the 2010 Plan.
Additionally, the 2013 Plan provides for automatic increases in the number of shares available for issuance under it on October 1 of each of the first four calendar years during the term of the 2013 Plan by the lesser of 5% of the number of shares of common stock issued and outstanding on each September 30 immediately prior to the date of increase or the number determined by the Board. In fiscal year 2018, 2.0 million additional shares were approved by the Company’s stockholders for issuance under the 2013 Plan. No further grants will be made under the 2010 Plan, and the balances under the 2010 Plan have been transferred to the 2013 Plan. The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, restricted stock units and stock bonuses. Awards generally vest over four years and expire ten years from the date of grant. As of September 30, 2019, 4.0 million shares were available for future stock awards under the plans and any additional releases resulting from an over-achievement relating to performance-based restricted stock units.
Stock Options
There were no stock options granted in fiscal years 2019, 2018, and 2017. The expected terms of options granted were calculated using the simplified method, determined as the average of the contractual term and the vesting period. Estimated volatility is derived from the historical closing prices of common shares of similar entities whose share prices are publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. treasury constant maturities in effect at the time of grant for the expected term of the option. The Company uses historical data to estimate the number of future stock option forfeitures.
The following table summarized the stock option activity and related information under all stock option plans:

	Number of Shares (in thousands)	Weighted Average Exercised Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at September 30, 2016	806	$6.31	3.56	$4,103
Exercised	(329)	4.06
Expired	(24)	11.69
Balance at September 30, 2017	453	7.71	3.53	$3,281
Exercised	(179)	8.61
Expired	(47)	4.65
Balance at September 30, 2018	227	7.64	2.94	$1,861
Exercised	(120)	6.87
Expired	(7)	6.13
Balance at September 30, 2019	100	$8.66	2.23	$1,911
Options exercisable as of September 30, 2019	100	$8.66	2.23	$1,911
Options vested and expected to vest as of September 30, 2019	100	$8.66	2.23	$1,911
The intrinsic value of options exercised during 2019, 2018, and 2017 was $1.6 million, $1.5 million, and $2.5 million, respectively.
Employee Stock Purchase Plan
The 2013 Employee Stock Purchase Plan (the “ESPP”) became effective on March 19, 2013. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value, as defined in the ESPP, subject to any plan limitations. Except

MODEL N, INC.
Notes to Consolidated Financial Statements

for the initial offering period, the ESPP provides for six-month offering periods, starting on February 20 and August 20 of each year.
The following table summarizes the weighted-average assumptions used to estimate the fair value of rights to acquire stock granted under the Company’s ESPP during the periods presented:

	Fiscal Years Ended September 30,
	2019	2018	2017
Risk-free interest rate	2.26%	1.73%	0.75%
Dividend yield	—%	—%	—%
Volatility	33%	28%	29%
Expected term (in years)	0.50	0.50	0.50
Fair value at grant date	$5.17	$3.65	$2.71
Restricted Stock Units and Performance-based Restricted Stock Units
During the years ending September 30, 2019, 2018, and 2017, the Compensation Committee of the Board approved grants of performance-based restricted stock units to the Company’s certain senior officers, including the Chief Executive Officer and the Chief Financial Officer. For the performance-based restricted stock units granted in fiscal year 2019, under the terms of these grants, the actual number of shares that will vest and be released will range from 0% to 150% of the grant based on the achievement of the pre-established performance goals of the Company. These grants vest over a three-year period with one third vesting on the first anniversary of the vesting commencing date and quarterly thereafter. For the performance-based restricted stock units granted in fiscal years 2018 and 2017, under the terms of these grants, the actual number of shares that will vest and be released will range from 0% to 250% of the grant based on the performance of the Company’s total shareholder return (“TSR”) relative to that of the Russell 3000 Index (the “Index”). These grants vest over a three-year period with 50% vesting on each of the second and the third annual anniversary of the vesting commencing date. In addition, these grants have a “catch-up” provision such that if the Company’s TSR relative to the Index for the three-year period exceeds that of the two-year period, additional shares for the two-year period will vest and be released based on the three-year achievement level. Performance-based restricted stock units grants have a ten-year term, subject to their earlier termination upon certain events including the awardee’s termination of employment. As of September 30, 2019, 0.4 million shares were reserved for any additional release resulting from over-achievement relating to performance-based restricted stock units.
The following table summarizes the Company’s restricted stock unit activity (including performance based restricted stock awards) under all equity award plans:

	Restricted Stock Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Balance at September 30, 2016	3,117	$11.81
Granted	1,817	11.67
Released	(813)	10.58
Forfeited	(1,204)	10.65
Balance at September 30, 2017	2,917	$12.55
Granted	1,355	22.92
Released	(1,137)	13.99
Forfeited	(822)	18.57
Balance at September 30, 2018	2,313	$15.78
Granted	1,638	16.09
Released	(1,213)	15.35
Forfeited	(388)	14.91
Balance at September 30, 2019	2,350	$16.36
The total fair value of restricted stock and performance based restricted stock awards vested for the years ended September 30, 2019, 2018, and 2017, was $22.2 million, $19.8 million, and $8.6 million, respectively.

MODEL N, INC.
Notes to Consolidated Financial Statements

The following table summarizes certain information of the unvested awards as of September 30, 2019:

	Restricted Stock Units (1)	ESPP
Total compensation cost for unvested (in millions)	$23.7	$0.4
Weighted-average period to recognize (in years)	2.1	0.4

(1):	Includes restricted stock units and performance-based restricted stock awards.
Stock-based Compensation
Stock-based compensation recorded in the Consolidated Statements of Operations is as follows:

	Fiscal Years Ended September 30,
	2019	2018	2017
	(in thousands)
Cost of revenues:
Subscription	$2,468	$1,400	$965
Professional Services	2,894	1,256	1,057
Total stock-based compensation in cost of revenues	5,362	2,656	2,022
Operating expenses:
Research and development	4,145	2,983	1,744
Sales and marketing	4,641	3,524	2,651
General and administrative	7,192	14,161	4,143
Total stock-based compensation in operating expenses	15,978	20,668	8,538
Total stock-based compensation	$21,340	$23,324	$10,560
For the fiscal year ended September 30, 2019, the total stock-based compensation included $3.7 million related to bonus, which was recorded in the accrued employee compensation line item in the Consolidated Balance Sheets.
Note 10. Income Taxes
The components of loss before income taxes are as follows:

	Fiscal Years Ended September 30,
	2019	2018	2017
	(in thousands)
Domestic	$(17,057)	$(31,312)	$(43,753)
Foreign	(1,206)	3,078	921
Loss before taxes	$(18,263)	$(28,234)	$(42,832)

MODEL N, INC.
Notes to Consolidated Financial Statements

The components of the provision for (benefit from) income taxes are as follows:

	Fiscal Years Ended September 30,
	2019	2018	2017
	(in thousands)
Current
Federal	$—	$(110)	$—
State	11	36	37
Foreign	843	439	647
	$854	$365	$684
Deferred
Federal	$(2)	$(404)	$(3,436)
State	(19)	12	(533)
Foreign	197	—	—
	$176	$(392)	$(3,969)
Total provision for (benefit from) income taxes	$1,030	$(27)	$(3,285)
Reconciliation of the statutory federal income tax to the Company’s effective tax is as follows:

	Fiscal Years Ended September 30,
	2019	2018	2017
	(in thousands)
Tax at statutory federal rate	$(3,835)	$(6,854)	$(14,563)
State tax, net of federal benefit	11	36	37
Permanent differences	(275)	1,006	692
Stock-based compensation	(1,061)	(3,761)	(596)
Foreign tax rate differential	1,293	(308)	334
Change in valuation allowance	5,814	(13,785)	15,279
Research and development tax credits	(974)	(725)	(656)
Change in deferred tax liabilities	(19)	(392)	(3,390)
Change in federal statutory tax rate	—	24,828	—
Other	76	(72)	(422)
Total provision for (benefit from) income taxes	$1,030	$(27)	$(3,285)
On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the “Tax Legislation”) was enacted in the United States (U.S.). The Tax Legislation significantly revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate to 21%, implementing a modified territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the “Toll Charge”), and limiting the deductibility of certain expenses, such as interest expense. As a fiscal-year taxpayer, certain provisions of the Tax Legislation impacted the Company in fiscal year 2018, including the change in the corporate income tax rate and the Toll Charge, while other provisions were effective starting at the beginning of fiscal year 2019.
On December 22, 2017, the SEC staff issued SAB 118, which addresses how a company recognizes provisional estimates when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Legislation. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The Company completed its final analysis and impact of the Tax Legislation during the first quarter of fiscal year 2019. There was no material impact to the Company’s Consolidated Financial Statements when the analysis was completed.
On January 22, 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Legislation. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as a period cost are both acceptable methods, subject to an accounting policy election. The Company has elected to recognize any potential GILTI obligation as an expense in the period it is incurred.

MODEL N, INC.
Notes to Consolidated Financial Statements

Prior to the first quarter of fiscal year 2019, the Company’s provision for income taxes did not include provisions for foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign subsidiaries that the Company intends to reinvest indefinitely. The current Tax Legislation generally allows companies to make distributions of non-U.S. earnings to the U.S. without incurring additional federal income tax. As a result, the Company expects to repatriate future foreign earnings in certain foreign jurisdictions over time. During the first quarter of fiscal year 2019, the Company repatriated $2.5 million of foreign subsidiary earnings to the U.S. in the form of cash and paid foreign withholding taxes of $0.5 million. As of September 30, 2019, the Company recorded a deferred tax liability of $0.2 million for the additional non-U.S. taxes that are expected to be incurred related to the repatriation of $1.1 million in foreign subsidiary earnings.
The Company is subject to income taxes in U.S. federal and various state, local and foreign jurisdictions.  The tax years ended from September 2000 to September 2019 remain open to examination due to the carryover of unused net operating losses or tax credits.
Deferred tax assets and liabilities consisted of the following:

	As of September 30,
	2019	2018
	(in thousands)
Deferred tax assets:
Depreciation and amortization	$1,168	$1,087
Accruals and other	5,889	3,098
Deferred revenue	—	152
NOL carry-forward	59,705	58,245
Stock compensation	2,610	2,701
Research and development tax credits	13,622	11,895
Total deferred tax assets	$82,994	$77,178
Valuation allowance	(74,885)	(67,879)
Net deferred tax assets	$8,109	$9,299
Deferred tax liabilities:
Intangibles	$(7,588)	$(9,398)
Capitalized contract acquisition costs	(561)	—
Other	(235)	—
Net deferred tax liabilities	$(275)	$(99)
A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a full valuation allowance to offset net deferred tax assets at September 30, 2019, and 2018, due to the uncertainty of realizing future tax benefits from its net operating loss carry-forwards and other deferred tax assets. The net increase in the total valuation allowance for the year ended September 30, 2019 was approximately $7.0 million.
As of September 30, 2019, the Company has federal and state NOL carry-forwards of approximately $239.5 million and $572.2 million, respectively. The federal NOL will begin expiring in 2021 and the state NOL will begin expiring in 2020. As of September 30, 2019, the Company had federal and state research and development credit carry forwards of approximately $7.0 million and $8.3 million, respectively. The federal research and development credit carry-forwards will begin expiring in 2020. The California and Massachusetts tax credit can be carried forward indefinitely.
As of September 30, 2019, the Company had unrecognized tax benefits of approximately $4.0 million. It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the next twelve months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2019, there was a liability of $0.1 million related to uncertain tax positions recorded on the financial statements.
Internal Revenue Code section 382 places a limitation (“Section 382 Limitation”) on the amount of taxable income can be offset by NOL carry-forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. Generally, after a control change, a loss corporation cannot deduct NOL carry-forwards in excess of the Section 382 Limitation. An IRC Section 382 analysis has been performed as of September 30, 2019 and determined there would be no effect on the NOL deferred tax asset if ownership changes occurred.

MODEL N, INC.
Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Years Ended September 30,
	2019	2018	2017
	(in thousands)
Unrecognized tax benefits at the beginning of the period	$3,469	$3,143	$3,310
Gross decrease based on tax positions during the prior period	(4)	(143)	(584)
Gross increase based on tax positions during the prior period	23	94	—
Gross increase based on tax positions during the current period	473	375	417
Unrecognized tax benefits at the end of the period	$3,961	$3,469	$3,143
Note 11. Net Loss Per Share
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

	Fiscal Years Ended September 30,
	2019	2018	2017
	(in thousands, except per share data)
Numerator:
Basic and diluted:
Net loss attributable to common stockholders	$(19,293)	$(28,207)	$(39,547)
Denominator:
Basic and diluted:
Weighted Average Shares Used in Computing Net Loss per Share Attributable to Common Stockholders	32,232	30,370	28,649
Net Loss per Share Attributable to Common Stockholders:
Basic and diluted	$(0.60)	$(0.93)	$(1.38)
The following weighted average shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Fiscal Years Ended September 30,
	2019	2018	2017
	(in thousands)
Stock options	96	164	414
Performance-based restricted stock units and restricted stock units	1,096	1,709	1,074

MODEL N, INC.
Notes to Consolidated Financial Statements

Note 12. Geographic Information
The Company has one operating segment with one business activity - developing and monetizing revenue management solutions.
Revenues from External Customers
Revenues from customers outside the United States were 8%, 12%, and 11% of total revenues for the fiscal years ended September 30, 2019, 2018, and 2017, respectively. No single jurisdiction outside of the United States had revenues in excess of 10%.
Long-Lived Assets
The following table sets forth the Company’s property and equipment, net by geographic region:

	As of September 30,
	2019	2018
	(in thousands)
United States	$853	$1,809
India	190	337
Total property and equipment, net	$1,043	$2,146
Note 13. Business Combinations
Revitas Acquisition
On January 5, 2017, the Company completed the acquisition of 100% of the equity interests of Sapphire Stripe Holdings, Inc., the parent company of Revitas, Inc. (“Revitas”).  Pursuant to the Agreement and Plan of Merger (“Merger Agreement”), the Company paid approximately $52.8 million in cash and issued to the sellers two $5.0 million promissory notes with maturing dates 18 months after the closing and 36 months after the closing, respectively. The Company paid the first promissory note in full in July 2018. The Company acquired Revitas to, among other things, expand the Company’s revenue management solutions for customers. The Company incurred acquisition and transaction costs associated with the acquisition of Revitas of approximately $2.2 million for the fiscal year ended September 30, 2017, which were recorded as general and administrative expenses.
In connection with Revitas acquisition, the Company funded the cash portion of the purchase price, in part with a five years term loan in the aggregate amount of $50.0 million. See Note 7, “Debt”, for additional information.
Refer to Note 3 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, for a description of the purchase price allocation.
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
The following unaudited pro forma combined consolidated financial information has been prepared by the Company using the acquisition method of accounting to give effect to the Revitas acquisition as if it had occurred on October 1, 2016. The following table sets forth the unaudited pro forma consolidated combined results of operations for the fiscal year ended September 30, 2017:

(in thousands, except per share data)
Revenue	$140,227
Net loss	(45,346)
Net loss per shares-basic and diluted	$(1.58)
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019, using the criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our evaluation under the COSO framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2019, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The effectiveness of our internal control over financial reporting as of September 30, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    Other Information
None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Information about our Executive Officers and our Directors is incorporated by reference to information contained in the Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2019.
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
ITEM 11.    Executive Compensation
The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2019.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2019.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2019.
ITEM 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2019.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)	The following documents filed as a part of the report:

(1)	Financial Statements
The financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedule
Schedule II - Valuation and qualifying accounts
The table below presents the changes in the allowance for doubtful accounts for the fiscal years ended September 30, 2019, 2018, and 2017, respectively.

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Write-offs and Deductions	Balance at End of Period
Allowance for doubtful receivables
For the Year Ended September 30, 2019	$172	44	165	$51
For the Year Ended September 30, 2018	$85	172	85	$172
For the Year Ended September 30, 2017	$—	85	—	$85
Valuation allowance for deferred tax assets
For the Year Ended September 30, 2019	$67,879	7,006	—	$74,885
For the Year Ended September 30, 2018	$78,003	10,708	20,832	$67,879
For the Year Ended September 30, 2017	$56,113	21,890	—	$78,003

(3)	Exhibits
The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-35840	3.1	5/10/2013
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-35840	3.2	5/10/2013
4.1	Form of Registrant’s Common Stock certificate	S-1	333-186668	4.01	3/7/2013
4.2	Amended and Restated Investor Rights Agreement dated December 12, 2003 by and among Registrant and certain of its stockholders	S-1	333-186668	4.02	2/13/2013
10.1	Form of Indemnity Agreement to be entered into between Registrant and each of its officers and directors	S-1	333-186668	10.01	3/12/2013
10.2†	2000 Stock Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.02	2/13/2013
10.3†	2010 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.03	2/13/2013
10.4†	2013 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.04	3/7/2013
10.5†	2013 Employee Stock Purchase Plan	S-8	333-187388	99.4	3/20/2013
10.6†	Employment offer letter dated May 7, 2017 and Amendment 1 dated May 8, 2017 by and between Registrant and David Barter.	10-K	001-35840	10.07	11/15/2017

10.7†	Employment offer letter dated December 9, 2016 by and between Registrant and Russell Mellott.	10-K	001-35840	10.08	11/15/2017
10.8†	Form of Restricted Stock Unit Agreement	10-K	001-35840	10.12	12/6/2013
10.9	Sublease by and between Dynatrace LLC and Registrant dated August 8, 2017	10-K	001-35840	10.10	11/15/2017
10.10†	Transition agreement dated May 7, 2018 and Amendment 1 dated June 29, 2018 by and between Registrant and Zack Rinat	10-Q	001-35840	10.1	8/8/2018
10.11†	Employment agreement dated May 7, 2018 by and between Registrant and Jason Blessing	10-Q	001-35840	10.2	8/8/2018
10.1	Credit Agreement by and between Wells Fargo Bank, National Association and Registrant dated May 4, 2018	10-Q	001-35840	10.3	8/8/2018
21.1	List of Subsidiaries of Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on the signature page to this report)					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates a management contract or compensatory plan.

*
These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Mateo, State of California, on this 15th day of November 2019.

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

Name	Title	Date

/S/ JASON BLESSING	Chief Executive Officer and Director (Principal Executive Officer)	November 15, 2019
Jason Blessing

/S/ DAVID BARTER	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	November 15, 2019
David Barter

Additional Directors:

/S/ TIM ADAMS	Director	November 15, 2019
Tim Adams

/S/ BALJIT DAIL	Director	November 15, 2019
Baljit Dail

/S/ MELISSA FISHER	Director	November 15, 2019
Melissa Fisher

/S/ ALAN HENRICKS	Director	November 15, 2019
Alan Henricks

/S/ SCOTT REESE	Director	November 15, 2019
Scott Reese

/S/ DAVE YARNOLD	Director	November 15, 2019
Dave Yarnold