Form 10-Q
period 2019-12-31
MODEL N, INC.
filed 2020-02-05
CIK 1118417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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

As of January 24, 2020, the registrant had 33,334,227 shares of common stock outstanding.

1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MODEL N, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	As of December 31, 2019	As of September 30, 2019
Assets
Current assets
Cash and cash equivalents	$55,789	$60,780
Accounts receivable, net of allowance for doubtful accounts of $51 as of December 31, 2019 and $51 as of September 30, 2019	31,111	26,953
Prepaid expenses	1,840	2,776
Other current assets	5,818	4,039
Total current assets	94,558	94,548
Property and equipment, net	856	1,043
Operating lease right-of-use assets	5,940	—
Goodwill	39,283	39,283
Intangible assets, net	27,894	29,131
Other assets	5,321	5,588
Total assets	$173,852	$169,593
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,439	$2,302
Accrued employee compensation	9,779	19,906
Accrued liabilities	4,339	4,354
Operating lease liabilities, current portion	3,084	—
Deferred revenue, current portion	45,937	44,875
Long term debt, current portion	5,106	4,911
Total current liabilities	70,684	76,348
Long term debt	39,286	39,371
Operating lease liabilities, less current portion	3,303	—
Other long-term liabilities	1,241	1,152
Total liabilities	114,514	116,871
Commitments and contingencies
Stockholders’ equity
Common Stock, $0.00015 par value; 200,000 shares authorized; 33,334 and 32,995 shares issued and outstanding at December 31, 2019 and September 30, 2019, respectively	5	5
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	275,866	266,295
Accumulated other comprehensive loss	(1,126)	(1,169)
Accumulated deficit	(215,407)	(212,409)
Total stockholders’ equity	59,338	52,722
Total liabilities and stockholders’ equity	$173,852	$169,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2019	2018
Revenues
Subscription	$28,182	$25,202
Professional services	10,206	9,875
Total revenues	38,388	35,077
Cost of revenues
Subscription	8,710	8,738
Professional services	7,642	7,829
Total cost of revenues	16,352	16,567
Gross profit	22,036	18,510
Operating expenses
Research and development	8,516	7,412
Sales and marketing	9,013	8,052
General and administrative	6,965	6,156
Total operating expenses	24,494	21,620
Loss from operations	(2,458)	(3,110)
Interest expense, net	563	733
Other expenses (income), net	(12)	285
Loss before income taxes	(3,009)	(4,128)
Provision for (benefit from) income taxes	(11)	598
Net loss	$(2,998)	$(4,726)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.09)	$(0.15)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	33,145	31,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2019	2018
Net loss	$(2,998)	$(4,726)
Other comprehensive income, net of tax
Unrealized gain on cash flow hedges	18	—
Foreign currency translation gain	25	186
Total comprehensive loss	$(2,955)	$(4,540)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(2,998)	$(4,726)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,452	1,842
Stock-based compensation	5,823	4,203
Amortization of debt discount and issuance cost	109	111
Deferred income taxes	(190)	—
Amortization of capitalized contract acquisition costs	624	373
Other non-cash charges	—	(22)
Changes in assets and liabilities
Accounts receivable	(4,141)	162
Prepaid expenses and other assets	(398)	383
Accounts payable	136	1,836
Accrued employee compensation	(6,384)	(5,579)
Other current and long-term liabilities	(573)	(471)
Deferred revenue	1,549	(2,373)
Net cash used in operating activities	(4,991)	(4,261)
Cash flows from investing activities
Purchases of property and equipment	(29)	(141)
Net cash used in investing activities	(29)	(141)
Cash flows from financing activities
Proceeds from exercise of stock options	18	36
Principal payments on term loan	—	(250)
Net cash provided by (used in) financing activities	18	(214)
Effect of exchange rate changes on cash and cash equivalents	11	90
Net decrease in cash and cash equivalents	(4,991)	(4,526)
Cash and cash equivalents
Beginning of period	60,780	56,704
End of period	$55,789	$52,178

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
Fiscal Year
The Company’s fiscal year ends on September 30. References to fiscal year 2020, for example, refer to the fiscal year ending September 30, 2020.

Basis for Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated balance sheet as of September 30, 2019 has been derived from the audited financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (“the Annual Report”) on file with the SEC. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report.

In the opinion of management, the unaudited interim consolidated financial statements include all the normal recurring adjustments necessary to present fairly our condensed consolidated financial statements. The results of operations for the three months ended December 31, 2019 are not necessarily indicative of the operating results for the full fiscal year 2020 or any future periods.

The condensed consolidated financial statements include the accounts of Model N and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

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

New Accounting Pronouncements

Recently Adopted Accounting Guidance
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). Under Topic 842, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases and provide enhanced disclosures. The Company adopted Topic 842 on October 1, 2019 using the alternative modified transition method. The Company elected the package of practical expedients and carried forward its historical lease classification, its assessment on whether a contract was or contained a lease, and its initial direct costs for any leases that existed prior to October 1, 2019. The Company also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet. Upon adoption, the Company recognized total operating lease right-of-use (“ROU”) assets and total operating lease liabilities of $6.7 million and $7.2 million, respectively, on the condensed consolidated balance sheet. The difference of $0.5 million represents deferred rent that existed as of the date of adoption, which was an offset to the opening balance of operating lease ROU assets. The adoption had no impact on opening retained earnings.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new accounting standard update simplifies the measurement of goodwill by eliminating the step two impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  The new guidance requires a comparison of the fair value of the Company’s single reporting unit with the carrying amount and the Company is required to recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. Additionally, the Company will consider the income tax effects from any tax deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. The Company adopted this guidance beginning in the first quarter of fiscal year 2020 and it did not have a material impact on the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles (Topic 350), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard also requires customers to amortize the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

Significant Accounting Policies
There have been no changes in the significant accounting policies from those that were disclosed in the Annual Report, except for changes associated with lease accounting resulting from the adoption of ASU 2016-02, Leases (Topic 842) and ASU 2017-04, Intangibles—Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment as described below:

Leases
The Company determines if an arrangement contains a lease at inception. The Company has entered into operating lease agreements primarily for offices. The Company does not have any finance leases.
Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make payments arising from the lease. Operating leases are included in “Operating lease right-of-use assets”, “Operating lease liabilities, current portion”, and “Operating lease liabilities, less current portion” in the condensed consolidated balance sheets.
Operating lease ROU assets and operating lease liabilities are recognized at the present value of the future lease payments at commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received.
The Company’s lease arrangements may contain lease and non-lease components. The Company elected to combine lease and non-lease components. In determining the present value of the future lease payments, the Company considers only payments that are fixed and determinable at commencement date, including non-lease components. Variable components such as utilities and maintenance costs are expensed as incurred. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. In determining the appropriate incremental borrowing rate, the Company considers information including, but not limited to, its credit rating, the lease term, and the economic environment where the leased asset is located. Lease terms include periods under options to extend or terminate the lease when the Company is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term.
The Company also elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for leases with a term of 12 months or less.

Goodwill
The Company records goodwill when consideration paid in an acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. For purposes of goodwill impairment testing, the Company has one reporting unit. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. When performing the goodwill impairment test, the Company compares the fair value of the single reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the fair value with goodwill written down accordingly. There have been no goodwill impairments during the periods presented.

2.	Revenues from Contracts with Customers

Revenue Recognition

The Company derives revenues primarily from subscription revenues and professional services revenues.

Disaggregation of Revenues

See Note 13, Geographic Information, for information on revenue by geography.

Customer Contract Balances

The following table reflects contract balances with customers (in thousands):

	As of December 31, 2019	As of September 30, 2019
Accounts receivable, net	$31,111	$26,953
Contract asset	3,049	1,588
Deferred revenue	46,955	45,385
Capitalized contract acquisition costs	6,853	6,626

Accounts Receivable
Accounts receivable represents the Company’s right to consideration that is unconditional, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of accounts.

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

The non-current portion of deferred revenue is included in other long-term liabilities in the condensed consolidated balance sheets. During the three months ended December 31, 2019, the Company recognized revenue of $19.8 million that was included in the deferred revenue balances at the beginning of the period.

Capitalized Contract Acquisition Costs

The Company capitalizes incremental costs incurred to acquire contracts with customers, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. The Company incurs these costs in connection with both initial contracts and renewals. Such costs for renewals are not considered commensurate with those for initial contracts given the substantive difference in commission rates in proportion to their respective contract values. The costs in connection with initial contracts and renewals are deferred and amortized over an expected customer life of five years and over the renewal term, respectively, which corresponds to the period of benefit to the customer. The Company determined the period of benefit by considering the Company’s history of customer relationships, length of customer contracts, technological development and obsolescence, and other factors. The current and non-current portion of capitalized contract acquisition costs are included in other current assets and other assets on the condensed consolidated balance sheets. Amortization expense is included in sales and marketing expenses on the condensed consolidated statements of operations.
As of December 31, 2019, the current and non-current portions of capitalized contract acquisition costs were $2.2 million and $4.7 million, respectively. The Company amortized $0.6 million of contract acquisition costs during the three months ended December 31, 2019.

For the three months ended December 31, 2019, there was no impairment related to capitalized contract acquisition costs.

Customer Deposits

Customer deposits primarily relate to payments received from customers which could be refundable pursuant to the terms of the arrangement. These amounts are included in accrued liabilities on the condensed consolidated balance sheets. The customer deposits amount was immaterial as of December 31, 2019 and as of September 30, 2019.

Standard payment terms to customers generally range from thirty to ninety days; however, payment terms and conditions in our customer contracts may vary. In some cases, customers prepay for subscription and services in advance of the delivery; in other cases, payment is due as services are performed or in arrears following the delivery.

Performance Obligations

Remaining performance obligations represent non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2019, the aggregate amount of the transaction price allocated to performance obligations either unsatisfied or partially unsatisfied was $142.1 million, 52% of which we expect to recognize as revenue over the next 12 months and the remainder thereafter.

3.	Leases

The Company leases facilities under noncancelable operating leases with lease terms between three years and 10 years. Certain leases include options to extend or terminate the lease. The Company factored into the determination of lease payments the options that it is reasonably certain to exercise.

Operating lease cost was $0.8 million for the three months ended December 31, 2019. Short-term lease cost, variable lease cost, and sublease income were immaterial for the three months ended December 31, 2019.

Cash flow information related to operating leases is as follows (in thousands):

Three months ended December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$899
Operating lease ROU assets obtained in exchange of new operating lease liabilities	—

The weighted-average remaining lease term is 3.5 years and the weighted-average discount rate is 5.9% as of December 31, 2019.

Maturities of operating lease liabilities as of December 31, 2019 are as follows (in thousands):

Fiscal Year
Remaining fiscal 2020	$2,661
2021	1,801
2022	915
2023	559
2024	352
2025 and thereafter	770
Total operating lease payments	$7,058
Less imputed interest	671
Total operating lease liabilities	$6,387

Future minimum payments under noncancelable operating leases as of September 30, 2019 under ASC 840 are as follows (in thousands):

Fiscal Year
2020	$3,400
2021	1,700
2022	900
2023	400
2024	100
Total	$6,500

4.	Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt and certain accrued liabilities. The Company regularly reviews its financial instruments portfolio to identify and evaluate such instruments that have indications of possible impairment. The Company estimates the fair value of its financial instruments when there is no readily available market data, which involves some level of management estimation and judgment and may not necessarily represent the amounts that could be realized in a current or future sale of these assets.
The table below sets forth the Company’s cash equivalents (in thousands) which are measured at fair value on a recurring basis by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Total
As of December 31, 2019
Assets:
Cash equivalents	$26,178	$—	$—	$26,178
Total assets	$26,178	$—	$—	$26,178

As of September 30, 2019
Assets:
Cash equivalents	$32,792	$—	$—	$32,792
Total assets	$32,792	$—	$—	$32,792

The Company’s cash equivalents as of December 31, 2019 and September 30, 2019 consisted of money market funds with original maturity dates of three months or less from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2019 and September 30, 2019.

The Company’s financial instruments not measured at fair value on a recurring basis include cash, accounts receivable, accounts payable and certain accrued liabilities. These financial instruments are reflected in the financial statements at cost and approximate their fair value due to their short-term nature.

As of December 31, 2019, the carrying value of the term loan with Wells Fargo approximated fair value since the term loan bears interest at rates that fluctuate with the changes in the base rate or the LIBOR rate as elected by the Company. The carrying value of the promissory note approximated its fair value as of December 31, 2019. The Company classified the term loan with Wells Fargo and the promissory note under level 2 of the fair value measurement hierarchy as these instruments are not actively traded. See Note 7 for additional information.

5.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	Estimated	As of December 31, 2019
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-10	$36,599	$(12,090)	$24,509
Developed technology	5-6	12,083	(8,698)	3,385
Total		$48,682	$(20,788)	$27,894

	Estimated	As of September 30, 2019
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-10	$36,599	$(11,200)	$25,399
Developed technology	5-6	12,083	(8,351)	3,732
Backlog	5	280	(280)	—
Total		$48,962	$(19,831)	$29,131

The Company recorded amortization expense related to the acquired intangible assets of $1.2 million and $1.4 million for the three months ended December 31, 2019 and 2018, respectively.

Estimated future amortization expense for the intangible assets as of December 31, 2019 is as follows (in thousands):

Fiscal Year
Remaining fiscal 2020	$3,514
2021	4,687
2022	4,687
2023	3,840
2024	3,558
2025 and thereafter	7,608
Total future amortization	$27,894

6.	Derivative Instruments and Hedging

The Company uses foreign currency forward contracts to hedge a portion of the forecasted foreign currency-denominated expenses incurred in the normal course of business. These contracts are designated as cash flows hedges. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign exchange rate movements. The Company does not use any of the derivative instruments for trading or speculative purposes. These contracts have maturities of 12 months or less. For the three months ended December 31, 2019, the impact of the hedging activities to the condensed consolidated financial statements was immaterial. The fair value of the outstanding non-deliverable foreign currency forward contracts was immaterial as of December 31, 2019.

Notional Amounts of Derivative Contracts
Derivative transactions are measured in terms of the notional amount but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. As of December 31, 2019, the notional amounts of the outstanding foreign currency forward contracts designated as cash flow hedges were approximately $7.1 million.

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
Term Loan – Wells Fargo
On May 4, 2018, the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo, as administrative agent, and the lenders party thereto, for a $50.0 million term loan, as well as a revolving line of credit for an amount up to $5.0 million. In part from the proceeds of this financing, the Company repaid in full the existing term loan under the Financing Agreement discussed above. The term loan will mature on May 4, 2023. As of December 31, 2019, the Company had not drawn down from the line of credit and had $5.0 million available.

On August 12, 2019, the Company entered into an amendment to the Credit Agreement whereby the applicable margins were revised. At the Company’s election, the term loan under the Credit Agreement and the revolving line of credit will bear interest based upon the Company’s leverage ratio as defined in the Credit Agreement at either (i) a base rate plus applicable margin ranging from 1.5% to 3.5% or (ii) LIBOR rate plus applicable margin ranging from 2.5% to 4.5%. Interest is payable periodically, in arrears, at the end of each interest period the Company elects. For the quarter ended December 31, 2019, the Company’s interest rate was LIBOR rate plus 3.5%. In addition, the Company is required to pay monthly in arrears an unused line fee ranging from 0.25% to 0.5% of the unused portion of the revolving line of credit based upon the Company’s leverage ratio. As a condition to entering into the Credit Agreement, the Company pledged substantially all of its assets in the United States.

The Company may voluntarily prepay the term loan, with any such prepayment applied against the remaining installments of principal of the term loan on a pro rata basis or direct order of maturity, subject to certain limitations. However, the Company is required to repay the term loan with proceeds from the sale of assets, the receipt of certain insurance proceeds, litigation proceeds or indemnity payments or the incurrence of debt (in each case subject to certain exceptions). The Company prepaid approximately $4.8 million of principal on January 2, 2019, and elected to apply the prepayment against the remaining principal installments in the direct order of maturity. On July 1, 2019, the Company made another prepayment of $5.0 million and such prepayment shall be applied against the remaining installments of principal on a pro rata basis. The remaining balance of the term loan is classified as long-term debt on the condensed consolidated balance sheets.

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability and its subsidiaries to: incur additional indebtedness; incur liens; engage in mergers or other fundamental changes; consummate acquisitions; sell certain property or assets; change the nature of their business; prepay or amend certain indebtedness; pay cash dividends, other distributions or repurchase the Company’s equity interests or its subsidiaries; make investments; or engage in certain transactions with affiliates.

The Credit Agreement contains certain financial covenants, including maintaining consolidated liquidity (cash in the United States plus revolving credit line availability) of at least $15.0 million, minimum levels of maintenance and subscription fee revenue and, if liquidity is less than $30.0 million for 90 consecutive days, a leverage ratio of not greater than 3.50 to 1.00. The Credit Agreement also provides for customary events of default, including failure to pay amounts due or to comply with covenants, default on other indebtedness, or a change of control. The Company was in compliance with all covenant requirements as of December 31, 2019.

Promissory Notes
Also in connection with the Revitas acquisition, the Company incurred $10.0 million in debt in the form of two $5.0 million promissory notes with the sellers, both of which matured and were paid on July 5, 2018 and January 5, 2020, respectively.

As of December 31, 2019, the term loan with Wells Fargo and the promissory note consisted of the following (in thousands):

Principal	$44,750
Unamortized debt discount and issuance costs	(358)
Net carrying amount	$44,392
As of December 31, 2019, the carrying value of the debt approximated the fair value basis. The Company classified the debt under Level 2 of the fair value measurement hierarchy as the borrowings are not actively traded.

The effective interest rate for the three months ended December 31, 2019 for the term loan with Wells Fargo was 5.92% and for the 36-month promissory note was 9.89%.

The future scheduled principal payments for the term loan with Wells Fargo and the promissory note as of December 31, 2019 were as follows (in thousands):

Fiscal Year
2020 (1)	$5,000
2021	2,609
2022	3,331
2023	33,810
Total	$44,750

(1)    The $5.0 million principal payment due in fiscal year 2020 is related to the promissory note, which was paid on January 5, 2020.

8.	Stockholders’ Equity

The following table presents the changes of the components of stockholders’ equity during the three months ended December 31, 2019 and 2018 (in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2019	32,995	$5	$266,295	$(1,169)	$(212,409)	$52,722
Issuance of common stock upon exercise of stock options	3	—	18	—	—	18
Issuance of common stock upon release of restricted stock units	336	—	—	—	—	—
Stock-based compensation	—	—	9,553	—	—	9,553
Other comprehensive income	—	—	—	43	—	43
Net loss	—	—	—	—	(2,998)	(2,998)
Balance at December 31, 2019	33,334	$5	$275,866	$(1,126)	$(215,407)	$59,338

For the three months ended December 31, 2019, the additional paid-in capital included $3.7 million related to restricted stock unit grants for the portion of the bonus recorded as stock-based compensation for the year ended September 30, 2019.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2018	31,444	$5	$244,814	$(1,285)	$(203,500)	$40,034
Cumulative effect of a change in accounting principal	—	—	—	—	10,384	10,384
Issuance of common stock upon exercise of stock options	7	—	36	—	—	36
Issuance of common stock upon release of restricted stock units	84	—	—	—	—	—
Stock-based compensation	—	—	4,203	—		4,203
Other comprehensive loss	—	—	—	186	—	186
Net loss	—	—	—	—	(4,726)	(4,726)
Balance at December 31, 2018	31,535	$5	$249,053	$(1,099)	$(197,842)	$50,117

9.	Stock-based Compensation

As of December 31, 2019, the Company had approximately 3.2 million shares available for future stock awards under its equity plans and any additional releases resulting from an over-achievement relating to performance-based restricted stock units.

The following table summarizes our restricted stock unit (“RSU”) activity which includes performance-based RSUs under all equity plans for the three months ended December 31, 2019:

	Restricted Stock Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Balance at September 30, 2019	2,350	$16.36
Granted	782	29.60
Released	(336)	21.05
Forfeited	(23)	16.12
Balance at December 31, 2019	2,773	$20.03

Stock-based compensation recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended December 31,
	2019	2018
Cost of revenues
Subscription	$522	$460
Professional services	597	479
Total stock-based compensation in cost of revenues	1,119	939
Operating expenses
Research and development	1,426	764
Sales and marketing	1,406	1,145
General and administrative	1,872	1,355
Total stock-based compensation in operating expenses	4,704	3,264
Total stock-based compensation	$5,823	$4,203

10.	Income Taxes

The Company recorded an income tax provision (benefit) of $(11.0) thousand and $0.6 million, representing effective income tax rates of (0.4)% and 14.5% for the three months ended December 31, 2019 and 2018, respectively. The income tax benefit for the three months ended December 31, 2019 was primarily related to a discrete tax benefit for a true-up in federal income tax payable partially offset by foreign taxes on the Company’s profitable foreign operations, state minimum taxes, and foreign withholding taxes on dividend distributions. The income tax provision for the three months ended December 31, 2018 was primarily related to the foreign withholding taxes on dividend distributions, state minimum taxes and foreign taxes on the Company’s profitable foreign operations.

The Company elected to partially reinvest foreign earnings in certain foreign jurisdictions and expects to repatriate future foreign earnings in certain foreign jurisdictions over time. During the three months ended December 31, 2019, the Company repatriated $1.0 million of foreign subsidiary earnings to the U.S. in the form of cash and paid foreign withholding taxes of $0.2 million.

The Company elected to record GILTI as a period cost. The Company realized no benefit for current period losses due to maintaining a full valuation allowance against the U.S. and foreign net deferred tax assets.

11.	Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except per share data):

	Three Months Ended December 31,
	2019	2018
Numerator
Basic and diluted
Net loss attributable to common stockholders	$(2,998)	$(4,726)
Denominator
Basic and diluted
Weighted average shares used in computing net loss per share attributable to common stockholders	33,145	31,488
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.09)	$(0.15)

The following shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would have been anti-dilutive (in thousands):

	Three Months Ended December 31,
	2019	2018
Stock options	71	106
Performance-based RSUs and RSUs	1,423	1,565

12.	Litigation and Contingencies

Legal Proceedings
The Company is not currently a party to any pending material legal proceedings. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on the Company due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm and other factors.

13.	Geographic Information

The Company has one operating segment with one business activity — developing and monetizing revenue management solutions.

Revenues

The Company disaggregates the revenues by geographic regions based on the bill to location of its customers. Revenues from customers outside of the United States were 9% and 17% of total revenues for the three months ended December 31, 2019 and 2018, respectively. However, no single jurisdiction outside of the United States represented 10% or more of the total revenues for the periods presented.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net, by geographic region (in thousands):

	As of December 31, 2019	As of September 30, 2019
United States	$679	$853
India	177	190
Total property and equipment, net	$856	$1,043

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended December 31, 2019 and 2018, our total revenues were $38.4 million and $35.1 million, respectively, representing a year-over-year increase of 9% primarily due to the increase in our subscription revenues resulting from the addition of new customers and the expansion of our existing customer relationships.

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

Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related costs including salary, bonus, commissions, stock-based compensation, as well as amortization of intangibles, travel-related expenses and marketing programs.

General and Administrative
Our general and administrative expenses consist primarily of personnel-related costs including salary, bonus, and stock-based compensation, as well as audit and legal fees, third-party contractors, facilities expenses, costs associated with corporate transactions and travel-related expenses.

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended December 31,
	2019	2018

	(in thousands)
Revenues
Subscription	$28,182	$25,202
Professional services	10,206	9,875
Total revenues	38,388	35,077
Cost of Revenues
Subscription	8,710	8,738
Professional services	7,642	7,829
Total cost of revenues	16,352	16,567
Gross profit	22,036	18,510
Operating Expenses
Research and development	8,516	7,412
Sales and marketing	9,013	8,052
General and administrative	6,965	6,156
Total operating expenses	24,494	21,620
Loss from operations	(2,458)	(3,110)
Interest expense, net	563	733
Other expenses (income), net	(12)	285
Loss before income taxes	(3,009)	(4,128)
Provision for (benefit from) income taxes	(11)	598
Net loss	$(2,998)	$(4,726)

Comparison of the Three Months Ended December 31, 2019 and 2018
Revenues

	Three Months Ended December 31,
	2019		2018
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$28,182	73%	$25,202	72%	$2,980	12%
Professional services	10,206	27%	9,875	28%	331	3%
Total revenues	$38,388	100%	$35,077	100%	$3,311	9%

Subscription
Subscription revenues increased by $3.0 million, or 12%, to $28.2 million for the three months ended December 31, 2019 from $25.2 million for the same period last year. As a percentage of total revenues, subscription revenues increased from 72% to 73%. The increase in our subscription revenues resulted from the addition of new customers and expanding our existing customer relationships. We intend to focus on growing our recurring revenue from SaaS subscriptions in future periods.

Professional services

Professional services revenues increased by $0.3 million, or 3%, to $10.2 million for the three months ended December 31, 2019 from $9.9 million for the same period last year. The increase was caused by the increase in the professional services business experienced in the first quarter of fiscal year 2020. As a percentage of total revenues, professional services revenues decreased from 28% to 27%. The decrease in our professional services revenue as a percentage of total revenue is primarily driven by the change in business model as we moved towards cloud-based solutions.

Cost of Revenues

	Three Months Ended December 31,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$8,710	31%	$8,738	35%	$(28)	—%
Professional services	7,642	75%	7,829	79%	(187)	(2)%
Total cost of revenues	$16,352	43%	$16,567	47%	$(215)	(1)%

Subscription
Cost of subscription revenues was $8.7 million for both the three months ended December 31, 2019 and December 31, 2018. As a percentage of subscription revenues, cost of subscription revenues decreased from 35% to 31% during the three months ended December 31, 2019, as we continue to improve gross margins by more efficiently delivering our cloud platform.

Professional services
Cost of professional services revenues decreased by $0.2 million, or 2%, to $7.6 million during the three months ended December 31, 2019 from $7.8 million for the same period last year. As a percentage of professional services revenue, cost of professional services revenues decreased primarily due to the mix of professional services engagements.

Operating Expenses

	Three Months Ended December 31,
	2019	2018	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$8,516	$7,412	$1,104	15%
Sales and marketing	9,013	8,052	961	12%
General and administrative	6,965	6,156	809	13%
Total operating expenses	$24,494	$21,620	$2,874	13%

Research and Development
Research and development expenses increased by $1.1 million, or 15%, to $8.5 million during the three months ended December 31, 2019 from $7.4 million for the same period last year. The increase was due to a $0.9 million increase in employee-related costs and a $0.2 million increase in outside services.
Sales and Marketing

Sales and marketing expenses increased by $1.0 million, or 12%, to $9.0 million during the three months ended December 31, 2019 from $8.1 million for the same period last year. This increase was primarily due to a $1.2 million increase in employee-related costs partially offset by a decrease in outside services costs of $0.2 million.
General and Administrative
General and administrative expenses increased by $0.8 million, or 13%, to $7.0 million during the three months ended December 31, 2019 from $6.2 million for the same period last year. The increase was primarily driven by a $0.9 million increase in employee-related costs partially offset by a $0.1 million decrease in depreciation expense.

Interest and Other Expenses (Income), Net

	Three Months Ended December 31,
	2019	2018	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense, net	$563	$733	$(170)	(23)%
Other expenses (income), net	$(12)	$285	$(297)	(104)%

Interest expense, net, decreased during the three months ended December 31, 2019 compared to the same period in 2018 and was primarily driven by a lower interest rate on the term loan with Wells Fargo. See Note 7.

The change in other expenses (income), net, was primarily driven by currency fluctuations.

Provision for (benefit from) Income Taxes

	Three Months Ended December 31,
	2019	2018	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(11)	$598	$(609)	(102)%

For the three months ended December 31, 2019, foreign income taxes on our profitable foreign operations, state minimum taxes, and foreign withholding taxes on dividend distributions were completely offset by a discrete tax benefit for a true-up in federal income tax payable. The provision for income taxes for the three months ended December 31, 2018 was primarily related to foreign income taxes on our profitable foreign operations, state minimum taxes, and foreign withholding taxes on dividend distributions.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $55.8 million. Based on our future expectations and historical usage, we believe our current cash and cash equivalents are sufficient to meet our operating needs including principal payments related to our debt for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts, expansion of our business and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in, or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Term Loan
In connection with the Revitas acquisition, on January 5, 2017, we entered into a financing agreement (the “Financing Agreement”) with Crystal Financial SPV, LLC and TC Lending, LLC for a $50.0 million term loan. In May 2018, this term loan was extinguished and repaid in full in part from the proceeds of the refinancing with Wells Fargo Bank, N. A. (“Wells Fargo”), as discussed below.

Term Loan - Wells Fargo
On May 4, 2018, we entered into a Credit Agreement (“Credit Agreement”) with Wells Fargo for a term loan of $50.0 million and a revolving line of credit for an amount up to $5.0 million. In conjunction with this refinancing, we repaid in full the existing term loan under the Financing Agreement discussed above. This refinancing allowed us to obtain a more favorable interest rate. The term loan under the Credit Agreement will mature on May 4, 2023. As of December 31, 2019, we had not drawn down from the line of credit and had $5.0 million available.
On August 12, 2019, we entered into an amendment to the Credit Agreement whereby the applicable margins were revised. At our election, the term loan and the revolving line of credit will bear interest based upon our leverage ratio as defined in the Credit Agreement at either (i) a base rate plus applicable margin ranging from 1.5% to 3.5% or (ii) LIBOR rate plus applicable margin ranging from 2.5% to 4.5%. Interest is payable periodically, in arrears, at the end of each interest period we elect. For the quarter ended December 31, 2019, our interest rate was LIBOR rate plus 3.50%. In addition, we are required to pay monthly in arrears an unused line fee ranging from 0.25% to 0.5% of the unused portion of the revolving line of credit based upon our leverage ratio.

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

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our ability and our subsidiaries to: incur additional indebtedness; incur liens; engage in mergers or other fundamental changes; consummate acquisitions; sell certain property or assets; change the nature of their business; prepay or amend certain indebtedness; pay cash dividends, other distributions or repurchase our equity interests or our subsidiaries; make investments; or engage in certain transactions with affiliates. The Credit Agreement also contains certain financial covenants, including maintaining consolidated liquidity (cash in the United States plus revolving credit line availability) of at least $15.0 million, minimum levels of maintenance and subscription fee revenue and, if liquidity is less than $30.0 million for 90 consecutive days, a leverage ratio of not greater than 3.50 to 1.00. Additionally, the Credit Agreement provides for customary events of default, including failure to pay amounts due or to comply with covenants, default on other indebtedness, or a change of control. The Company was in compliance with all covenant requirements as of December 31, 2019.

Promissory Notes
Also in connection with the Revitas acquisition, we incurred $10.0 million in debt in the form of two $5.0 million promissory notes with the sellers, both of which matured and were paid on July 5, 2018 and January 5, 2020, respectively.

The effective interest rate for the term loan with Wells Fargo was 5.92% and the 36-month promissory note was 9.89%.

Cash Flows

	Three Months Ended December 31,
	2019	2018
	(in thousands)
Cash flows used in operating activities	$(4,991)	$(4,261)
Cash flows used in investing activities	(29)	(141)
Cash flows provided by (used in) financing activities	18	(214)

Cash Flows from Operating Activities
Cash provided by or used in operating activities is primarily influenced by the sales of our products, our personnel-related expenditures, our facility related costs and the amount and timing of customer payments. Our largest source of operating cash inflows is cash collections from our customers from the sale of subscriptions and professional services.
Net cash used in operating activities during the three months ended December 31, 2019 was primarily the result of our net loss of $3.0 million and an unfavorable net change in operating assets and liabilities of $9.8 million, offset in part by $7.8 million of non-cash expenses consisting primarily of stock-based compensation and depreciation and amortization. The net change in operating assets and liabilities primarily reflects an outflow from the changes in accrued employee compensation of $6.4 million due to payments of bonuses and other employee benefits and accounts receivable of $4.1 million due to the timing of billing and cash collections, offset mainly by an inflow from the changes in deferred revenue of $1.5 million caused by the timing of invoicing.
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

Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended December 31, 2019 and 2018 was related to purchases of property and equipment.

Cash Flows from Financing Activities
Net cash provided by financing activities for the three months ended December 31, 2019 resulted from the stock option exercises.
Net cash used in financing activities for the three months ended December 31, 2018 was due to the principal payment on our term loan with Wells Fargo partially offset from the cash provided by the exercises of stock options.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our most recent Annual Report filed on Form 10-K for the fiscal year ended September 30, 2019, except for changes associated with lease accounting resulting from the adoption of ASU 2016-02, Leases (Topic 842) and ASU 2017-04, Intangibles—Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment as described below:

Leases
We determine if an arrangement contains a lease at inception. We have entered into operating lease agreements primarily for offices. We do not have any finance leases.
Operating lease right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make payments arising from the lease. Operating leases are included in “Operating lease right-of-use assets”, “Operating lease liabilities, current portion”, and “Operating lease liabilities, less current portion” in the condensed consolidated balance sheets.
Operating lease ROU assets and operating lease liabilities are recognized at the present value of the future lease payments at commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received.
Our lease arrangements may contain lease and non-lease components. We elected to combine lease and non-lease components. In determining the present value of the future lease payments, we consider only payments that are fixed and determinable at commencement date, including non-lease components. Variable components such as utilities and maintenance costs are expensed as incurred. We use our incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as our leases generally do not provide an implicit rate. In determining the appropriate incremental borrowing rate, we consider information including, but not limited to, our credit rating, the lease term, and the economic environment where the leased asset is located. Lease terms include periods under options to extend or terminate the lease when we are reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term.
We also elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for leases with a term of 12 months or less.

Goodwill
We record goodwill when consideration paid in an acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. For purposes of goodwill impairment testing, we have one reporting unit. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. When performing the goodwill impairment test, we compare the fair value of the single reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the fair value with goodwill written down accordingly. There have been no goodwill impairments during the periods presented.

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We define adjusted EBITDA as net loss before items discussed below, including: stock-based compensation expense, depreciation and amortization, interest expense, net, other expenses (income), net, and provision for (benefit from) income taxes. We believe adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. We also use this measure internally to establish budgets and operational goals to manage our business and evaluate our performance.

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

•	adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income and expense; and

•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following tables provide a reconciliation of adjusted EBITDA to net loss (in thousands):

	Three Months Ended December 31,
	2019	2018
Reconciliation of Adjusted EBITDA
Net loss	$(2,998)	$(4,726)
Adjustments
Stock-based compensation expense	5,823	4,203
Depreciation and amortization	1,452	1,842
Interest expense, net	563	733
Other expenses (income), net	(12)	285
Provision for (benefit from) income taxes	(11)	598
Adjusted EBITDA	$4,817	$2,935

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our exposure to market risks from that discussed in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2019.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of December 31, 2019, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events.

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
We have incurred net losses of $3.0 million and $4.7 million for the three months ended December 31, 2019, and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $215.4 million. Our expenses may increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology industry. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.
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
Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the Court of Justice of the European Union ruled in October 2015 that the US-EU Safe Harbor framework was invalid, and the framework’s successor, the US-EU Privacy Shield, while adopted, has been criticized and challenged by multiple privacy advocacy groups. Furthermore, federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, for example, the recently enacted California Consumer Privacy Act of 2018 (“CCPA”), which creates new individual privacy rights for consumers and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020, and it requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. The CCPA may significantly impact our business activities and require substantial compliance costs that adversely affect business, operating results, prospects and financial condition.
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
In May 2018, we entered into a credit agreement with Wells Fargo, as amended August 12, 2019, under which we incurred $50.0 million of indebtedness to refinance indebtedness that we incurred in January 2017 to fund the cash portion of our Revitas acquisition, and established a revolving credit facility of $5.0 million. This term loan is secured by substantially all of our assets and matures in May 2023. We also issued two promissory notes for an aggregate of $10.0 million in January 2017 to the sellers of Revitas, which were repaid in full in July 2018 and January 2020, respectively. The incurrence of significant indebtedness could have adverse consequences, including the following:

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
The term loan bears interest based on our leverage ratio as defined in the Credit Agreement at either (i) a base rate plus applicable margin ranging from 1.5% to 3.5%, or (ii) LIBOR rate plus applicable margin ranging from 2.5% to 4.5%, which exposes us to interest rate risk. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense even though the amount borrowed remained the same.
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
As a public company, we incur significant legal, accounting and other expenses. For example, we are required to comply with the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and the Dodd Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time‑consuming or costly and increases demand on our systems and resources, particularly since we are no longer an “emerging growth company.” In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results.
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
Date: February 4, 2020

MODEL N INC.

By:	/s/ David Barter
David Barter
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)