Form 10-Q
period 2020-03-31
MODEL N, INC.
filed 2020-05-06
CIK 1118417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 24, 2020, the registrant had 34,277,353 shares of common stock outstanding.

1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MODEL N, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	As of March 31, 2020	As of September 30, 2019
Assets
Current assets
Cash and cash equivalents	$61,283	$60,780
Accounts receivable, net of allowance for doubtful accounts of $31 as of March 31, 2020 and $51 as of September 30, 2019	26,448	26,953
Prepaid expenses	1,347	2,776
Other current assets	6,898	4,039
Total current assets	95,976	94,548
Property and equipment, net	726	1,043
Operating lease right-of-use assets	5,707	—
Goodwill	39,283	39,283
Intangible assets, net	26,723	29,131
Other assets	5,394	5,588
Total assets	$173,809	$169,593
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,172	$2,302
Accrued employee compensation	11,148	19,906
Accrued liabilities	4,561	4,354
Operating lease liabilities, current portion	2,593	—
Deferred revenue, current portion	45,579	44,875
Long term debt, current portion	944	4,911
Total current liabilities	67,997	76,348
Long term debt	38,479	39,371
Operating lease liabilities, less current portion	3,481	—
Other long-term liabilities	1,630	1,152
Total liabilities	111,587	116,871
Commitments and contingencies
Stockholders’ equity
Common Stock, $0.00015 par value; 200,000 shares authorized; 34,249 and 32,995 shares issued and outstanding at March 31, 2020 and September 30, 2019, respectively	5	5
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	284,099	266,295
Accumulated other comprehensive loss	(1,846)	(1,169)
Accumulated deficit	(220,036)	(212,409)
Total stockholders’ equity	62,222	52,722
Total liabilities and stockholders’ equity	$173,809	$169,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenues
Subscription	$28,991	$25,940	$57,173	$51,142
Professional services	10,961	8,903	21,167	18,778
Total revenues	39,952	34,843	78,340	69,920
Cost of revenues
Subscription	8,798	8,852	17,508	17,590
Professional services	7,685	7,894	15,327	15,723
Total cost of revenues	16,483	16,746	32,835	33,313
Gross profit	23,469	18,097	45,505	36,607
Operating expenses
Research and development	9,102	7,415	17,618	14,827
Sales and marketing	10,953	8,598	19,966	16,650
General and administrative	7,545	6,833	14,510	12,989
Total operating expenses	27,600	22,846	52,094	44,466
Loss from operations	(4,131)	(4,749)	(6,589)	(7,859)
Interest expense, net	402	891	965	1,624
Other expenses (income), net	(243)	127	(255)	412
Loss before income taxes	(4,290)	(5,767)	(7,299)	(9,895)
Provision for income taxes	339	141	328	739
Net loss	$(4,629)	$(5,908)	$(7,627)	$(10,634)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.14)	$(0.18)	$(0.23)	$(0.34)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	33,794	31,999	33,468	31,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net loss	$(4,629)	$(5,908)	$(7,627)	$(10,634)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	(450)	49	(432)	49
Foreign currency translation gain (loss)	(270)	56	(245)	242
Total comprehensive loss	$(5,349)	$(5,803)	$(8,304)	$(10,343)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(7,627)	$(10,634)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	2,813	3,533
Stock-based compensation	11,832	9,099
Amortization of debt discount and issuance cost	140	290
Deferred income taxes	35	6
Amortization of capitalized contract acquisition costs	1,242	780
Other non-cash charges	(20)	(108)
Changes in assets and liabilities
Accounts receivable	529	8,353
Prepaid expenses and other assets	(1,278)	595
Accounts payable	876	862
Accrued employee compensation	(4,895)	(4,438)
Other current and long-term liabilities	(1,603)	708
Deferred revenue	1,391	(8,581)
Net cash provided by operating activities	3,435	465
Cash flows from investing activities
Purchases of property and equipment	(98)	(167)
Net cash used in investing activities	(98)	(167)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of employee stock purchase plan	2,242	2,018
Principal payments on debt	(5,000)	(5,000)
Net cash used in financing activities	(2,758)	(2,982)
Effect of exchange rate changes on cash and cash equivalents	(76)	70
Net increase (decrease) in cash and cash equivalents	503	(2,614)
Cash and cash equivalents
Beginning of period	60,780	56,704
End of period	$61,283	$54,090

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

In the opinion of management, the unaudited interim consolidated financial statements include all the normal recurring adjustments necessary to present fairly our condensed consolidated financial statements. The results of operations for the six months ended March 31, 2020 are not necessarily indicative of the operating results for the full fiscal year 2020 or any future periods.

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

COVID-19
The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. At this point, the extent to which COVID-19 may impact the Company’s financial condition or results of operations is uncertain. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. The estimates discussed above may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known.

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. ASU 2016-13 requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 and amending existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

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

Disaggregation of Revenues

See Note 13, Geographic Information, for information on revenue by geography.

Customer Contract Balances

The following table reflects contract balances with customers (in thousands):

	As of March 31, 2020	As of September 30, 2019
Accounts receivable, net	$26,448	$26,953
Contract asset	4,316	1,588
Deferred revenue	46,761	45,385
Capitalized contract acquisition costs	6,858	6,626

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

The non-current portion of deferred revenue is included in other long-term liabilities in the condensed consolidated balance sheets. During the three and six months ended March 31, 2020, the Company recognized revenue of $19.2 million and $31.6 million, respectively, that was included in the deferred revenue balances at the beginning of the periods. During the three and six months ended March 31, 2019, the Company recognized revenue of $18.4 million and $33.1 million, respectively, that was included in the deferred revenue balances at the beginning of the periods.

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
As of March 31, 2020, the current and non-current portions of capitalized contract acquisition costs were $2.1 million and $4.8 million, respectively. The Company amortized $0.6 million and $1.2 million of contract acquisition costs during the three and six months ended March 31, 2020, respectively.

For the three and six months ended March 31, 2020, there was no impairment related to capitalized contract acquisition costs.

Customer Deposits

Customer deposits primarily relate to payments received from customers which could be refundable pursuant to the terms of the arrangement. These amounts are included in accrued liabilities on the condensed consolidated balance sheets. Customer deposits were $1.1 million and $0.4 million as of March 31, 2020 and September 30, 2019, respectively.

Standard payment terms to customers generally range from thirty to ninety days; however, payment terms and conditions in our customer contracts may vary. In some cases, customers prepay for subscription and services in advance of the delivery; in other cases, payment is due as services are performed or in arrears following the delivery.

Performance Obligations

Remaining performance obligations represent non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2020, the aggregate amount of the transaction price allocated to performance obligations either unsatisfied or partially unsatisfied was $154.5 million, 51% of which we expect to recognize as revenue over the next 12 months and the remainder thereafter.

3.	Leases

The Company leases facilities under noncancelable operating leases with lease terms between three years and 10 years. Certain leases include options to extend or terminate the lease. The Company factored into the determination of lease payments the options that it is reasonably certain to exercise.

Operating lease costs were $0.8 million and $1.7 million for the three and six months ended March 31, 2020, respectively. Short-term lease costs, variable lease costs, and sublease income were immaterial for the three and six months ended March 31, 2020.

Cash flow information related to operating leases is as follows (in thousands):

Six months ended March 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$1,804
Operating lease ROU assets obtained in exchange of new operating lease liabilities	578

The weighted-average remaining lease term is 3.8 years and the weighted-average discount rate is 6.3% as of March 31, 2020.

Maturities of operating lease liabilities as of March 31, 2020 are as follows (in thousands):

Fiscal Year
Remaining fiscal 2020	$1,738
2021	1,908
2022	1,050
2023	697
2024	497
2025 and thereafter	944
Total operating lease payments	6,834
Less imputed interest	760
Total operating lease liabilities	$6,074

The Company’s headquarter lease expires on November 30, 2020. In April 2020, the Company entered into a new noncancelable operating lease for its headquarters with a 64 months lease term that will commence on December 1, 2020. The new lease has a five year renewal option which the Company is not reasonably certain to exercise. The future payments over the 64 months lease term are $11.4 million.

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

	Level 1	Level 2	Level 3	Total
As of March 31, 2020
Assets:
Cash equivalents	$38,948	$—	$—	$38,948
Total assets	$38,948	$—	$—	$38,948

As of September 30, 2019
Assets:
Cash equivalents	$32,792	$—	$—	$32,792
Total assets	$32,792	$—	$—	$32,792

The Company’s cash equivalents as of March 31, 2020 and September 30, 2019 consisted of money market funds with original maturity dates of three months or less from the date of their respective purchase. Cash equivalents are classified as Level 1. The fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of March 31, 2020 and September 30, 2019.

The Company’s financial instruments not measured at fair value on a recurring basis include cash, accounts receivable, accounts payable and certain accrued liabilities. These financial instruments are reflected in the financial statements at cost and approximate their fair value due to their short-term nature.

As of March 31, 2020, the carrying value of the term loan with Wells Fargo approximated fair value since the term loan bears interest at rates that fluctuate with the changes in the base rate or the LIBOR rate as elected by the Company. The Company classified the term loan with Wells Fargo and the promissory note under level 2 of the fair value measurement hierarchy as these instruments are not actively traded. See Note 7 for additional information.

5.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	Estimated	As of March 31, 2020
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-10	$36,599	$(12,979)	$23,620
Developed technology	5-6	12,083	(8,980)	3,103
Total		$48,682	$(21,959)	$26,723

	Estimated	As of September 30, 2019
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-10	$36,599	$(11,200)	$25,399
Developed technology	5-6	12,083	(8,351)	3,732
Backlog	5	280	(280)	—
Total		$48,962	$(19,831)	$29,131

The Company recorded amortization expense related to the acquired intangible assets of $1.2 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively, and $2.4 million and $2.7 million for the six months ended March 31, 2020 and 2019, respectively.

Estimated future amortization expense for the intangible assets as of March 31, 2020 is as follows (in thousands):

Fiscal Year
Remaining fiscal 2020	$2,343
2021	4,687
2022	4,687
2023	3,840
2024	3,558
2025 and thereafter	7,608
Total future amortization	$26,723

6.	Derivative Instruments and Hedging

The Company uses foreign currency forward contracts to hedge a portion of the forecasted foreign currency-denominated expenses incurred in the normal course of business. These contracts are designated as cash flows hedges. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign exchange rate movements. The Company does not use any of the derivative instruments for trading or speculative purposes. These contracts have maturities of 12 months or less. The Company records changes in the fair value of cash flow hedges in accumulated other comprehensive loss in the condensed consolidated balance sheets, until the forecasted transaction occurs, at which point, the related gain or loss on the cash flow hedge is reclassified to the financial statement line item to which the derivative relates. The amounts reclassified to expenses related to the hedged transactions were immaterial for the periods presented. The fair value of the outstanding non-deliverable foreign currency forward contracts was recorded in accrued liabilities for $0.4 million as of March 31, 2020 and immaterial as of September 30, 2019.

Notional Amounts of Derivative Contracts
Derivative transactions are measured in terms of the notional amount but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The notional amounts of the outstanding foreign currency forward contracts designated as cash flow hedges were $7.9 million and $9.4 million as of March 31, 2020 and September 30, 2019, respectively.

7.	Debt
Term Loan – Wells Fargo
On May 4, 2018, the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo, as administrative agent, and the lenders party thereto, for a $50.0 million term loan, as well as a revolving line of credit for an amount up to $5.0 million. In part from the proceeds of this financing, the Company repaid in full the existing term loan under the Financing Agreement discussed above. At the same time and with a portion of the proceeds, the Company repaid in full the $50.0 million term loan the Company entered into in connection with the 2017 Revitas acquisition. This term loan will mature on May 4, 2023. As of March 31, 2020, the Company had not drawn down from the line of credit and had $5.0 million available.

On August 12, 2019, the Company entered into an amendment to the Credit Agreement whereby the applicable margins were revised. At the Company’s election, the term loan under the Credit Agreement and the revolving line of credit will bear interest based upon the Company’s leverage ratio as defined in the Credit Agreement at either (i) a base rate plus applicable margin ranging from 1.5% to 3.5% or (ii) LIBOR rate plus applicable margin ranging from 2.5% to 4.5%. Interest is payable periodically, in arrears, at the end of each interest period the Company elects. For the quarter ended March 31, 2020, the Company’s interest rate was LIBOR rate plus 3.5% in the first month and 2.5% in the last two months. In addition, the Company is required to pay monthly in arrears an unused line fee ranging from 0.25% to 0.5% of the unused portion of the revolving line of credit based upon the Company’s leverage ratio. As a condition to entering into the Credit Agreement, the Company pledged substantially all of its assets in the United States.

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

The Credit Agreement contains certain financial covenants, including maintaining consolidated liquidity (cash in the United States plus revolving credit line availability) of at least $15.0 million, minimum levels of maintenance and subscription fee revenue and, if liquidity is less than $30.0 million, a leverage ratio of not greater than 3.50 to 1.00 until liquidity exceeds $30.0 million for 90 consecutive days. The Credit Agreement also provides for customary events of default, including failure to pay amounts due or to comply with covenants, default on other indebtedness, or a change of control. The Company was in compliance with all covenant requirements as of March 31, 2020.

Promissory Notes
Also in connection with the Revitas acquisition, the Company incurred $10.0 million in debt in the form of two $5.0 million promissory notes with the sellers, both of which matured and were paid on July 5, 2018 and January 5, 2020, respectively.

As of March 31, 2020, the term loan with Wells Fargo consisted of the following (in thousands):

Principal	$39,750
Unamortized debt discount and issuance costs	(327)
Net carrying amount	$39,423
As of March 31, 2020, the carrying value of the debt approximated the fair value basis. The Company classified the debt under Level 2 of the fair value measurement hierarchy as the borrowings are not actively traded.

The effective interest rate for the three months ended March 31, 2020 for the term loan with Wells Fargo was 5.08%.

The future scheduled principal payments for the term loan with Wells Fargo as of March 31, 2020 were as follows (in thousands):

Fiscal Year
Remaining fiscal 2020	$—
2021	2,609
2022	3,331
2023	33,810
Total	$39,750

8.	Stockholders’ Equity

The following tables present the changes of the components of stockholders’ equity (in thousands):

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	33,334	$5	$275,866	$(1,126)	$(215,407)	$59,338
Issuance of common stock upon exercise of stock options	27	—	275	—	—	275
Issuance of common stock upon release of restricted stock units	803	—	—	—	—	—
Issuance of common stock upon ESPP purchase	85	—	1,949	—	—	1,949
Stock-based compensation	—	—	6,009	—	—	6,009
Other comprehensive income	—	—	—	(720)	—	(720)
Net loss	—	—	—	—	(4,629)	(4,629)
Balance at March 31, 2020	34,249	$5	$284,099	$(1,846)	$(220,036)	$62,222

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	31,535	$5	$249,053	$(1,099)	$(197,842)	$50,117
Issuance of common stock upon exercise of stock options	55	—	351	—	—	351
Issuance of common stock upon release of restricted stock units	772	—	—	—	—	—
Issuance of common stock upon ESPP purchase	119	—	1,631	—	—	1,631
Stock-based compensation	—	—	4,896	—	—	4,896
Other comprehensive income	—	—	—	105	—	105
Net loss	—	—	—	—	(5,908)	(5,908)
Balance at March 31, 2019	32,481	$5	$255,931	$(994)	$(203,750)	$51,192

	Six Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2019	32,995	$5	$266,295	$(1,169)	$(212,409)	$52,722
Issuance of common stock upon exercise of stock options	30	—	293	—	—	293
Issuance of common stock upon release of restricted stock units	1,139	—	—	—	—	—
Issuance of common stock upon ESPP purchase	85	—	1,949	—	—	1,949
Stock-based compensation	—	—	15,562	—	—	15,562
Other comprehensive loss	—	—	—	(677)	—	(677)
Net loss	—	—	—	—	(7,627)	(7,627)
Balance at March 31, 2020	34,249	$5	$284,099	$(1,846)	$(220,036)	$62,222

For the six months ended March 31, 2020, the additional paid-in capital included $3.7 million related to restricted stock unit grants for the portion of the bonus recorded as stock-based compensation for the year ended September 30, 2019.

	Six Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2018	31,444	$5	$244,814	$(1,285)	$(203,500)	$40,034
Cumulative effect of a change in accounting principal	—	—	—	—	10,384	10,384
Issuance of common stock upon exercise of stock options	62	—	387	—	—	387
Issuance of common stock upon release of restricted stock units	856	—	—	—	—	—
Issuance of common stock upon ESPP purchase	119	—	1,631	—	—	1,631
Stock-based compensation	—	—	9,099	—	—	9,099
Other comprehensive loss	—	—	—	291	—	291
Net loss	—	—	—	—	(10,634)	(10,634)
Balance at March 31, 2019	32,481	$5	$255,931	$(994)	$(203,750)	$51,192

9.	Stock-based Compensation

As of March 31, 2020, the Company had approximately 2.8 million shares available for future stock awards under its equity plans and any additional releases resulting from an over-achievement relating to performance-based restricted stock units.

The following table summarizes our restricted stock unit (“RSU”) activity which includes performance-based RSUs under all equity plans for the six months ended March 31, 2020:

	Restricted Stock Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Balance at September 30, 2019	2,350	$16.36
Granted	1,286	28.56
Released	(1,139)	19.59
Forfeited	(86)	18.61
Balance at March 31, 2020	2,411	$21.26

Stock-based compensation recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Cost of revenues
Subscription	$495	$469	$1,017	$929
Professional services	560	561	1,157	1,040
Total stock-based compensation in cost of revenues	1,055	1,030	2,174	1,969
Operating expenses
Research and development	1,243	861	2,669	1,625
Sales and marketing	1,656	1,239	3,062	2,384
General and administrative	2,055	1,766	3,927	3,121
Total stock-based compensation in operating expenses	4,954	3,866	9,658	7,130
Total stock-based compensation	$6,009	$4,896	$11,832	$9,099

10.	Income Taxes

The Company recorded an income tax provision of $0.3 million and $0.1 million, representing effective income tax rates of (7.9)% and (2.4)% for the three months ended March 31, 2020 and 2019, respectively; and $0.3 million and $0.7 million, representing effective income tax rates of (4.5)% and (7.5)%, for the six months ended March 31, 2020 and 2019, respectively. The income tax provision for the three months ended March 31, 2020 was primarily related to foreign withholding taxes on dividends and foreign taxes on the Company’s profitable foreign operations. The income tax provision for the three months ended March 31, 2019 was primarily related to foreign taxes on the Company’s profitable foreign operations and state minimum taxes. The income tax provision for the six months ended March 31, 2020 was primarily related to foreign taxes on the Company’s profitable foreign operations and foreign withholding taxes on dividends partially offset by a discrete tax benefit for a true-up in federal income tax payable. The income tax provision for the first six months ended March 31, 2019 was primarily related to the foreign withholding taxes on the dividend distribution and secondarily related to foreign taxes on the Company’s profitable foreign operations.

The Company elected to partially reinvest foreign earnings in certain foreign jurisdictions and expects to repatriate future foreign earnings in certain foreign jurisdictions over time. As a result, the Company records a deferred tax liability for the additional non-U.S. taxes that are expected to be incurred related to the repatriation of these earnings. During the six months ended March 31, 2020, the Company repatriated $1.0 million of foreign subsidiary earnings to the U.S. in the form of cash and paid foreign withholding taxes of $0.2 million.

The Company elected to record GILTI as a period cost. The Company realized no benefit for current period losses due to maintaining a full valuation allowance against the U.S. net deferred tax assets.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law in response to the COVID-19 pandemic. GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, technical corrections on net operating loss carryforwards for fiscal year taxpayers and allowing accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there is no material impact to the income tax provision for the quarter.

11.	Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Numerator
Basic and diluted
Net loss attributable to common stockholders	$(4,629)	$(5,908)	$(7,627)	$(10,634)
Denominator
Basic and diluted
Weighted average shares used in computing net loss per share attributable to common stockholders	33,794	31,999	33,468	31,741
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.14)	$(0.18)	$(0.23)	$(0.34)

The following shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Stock options	58	93	64	100
Performance-based RSUs and RSUs	1,318	1,524	1,455	1,643

12.	Litigation and Contingencies

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

Revenues

The Company disaggregates the revenues by geographic regions based on the bill to location of its customers. Revenues from customers outside of the United States were 10% and 18% of total revenues for the three months ended March 31, 2020 and 2019, respectively, and 9% and 17% of total revenues for the six months ended March 31, 2020 and 2019, respectively. However, no single jurisdiction outside of the United States represented 10% or more of the total revenues for the periods presented.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net, by geographic region (in thousands):

	As of March 31, 2020	As of September 30, 2019
United States	$591	$853
India	135	190
Total property and equipment, net	$726	$1,043

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (“Securities Act”) and the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “anticipates,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, the expected impact of the COVID-19 pandemic on our operations, and other characterizations of future events or circumstances are forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are based only on our current expectations and projections and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below under “Part II, Item 1A. Risk Factors,” and elsewhere in this report. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Model N Revenue Cloud transforms the revenue life cycle into a strategic, end-to-end process aligned across the enterprise. Deployments may vary from specific divisions or territories to enterprise-wide implementations. Customers may purchase and deploy a single cloud product or a full suite.

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

For the three months ended March 31, 2020 and 2019, our total revenues were $40.0 million and $34.8 million, respectively, representing a year-over-year increase of 15% primarily due to the increase in our subscription revenues resulting from an increased number of customer contracts.

COVID-19

The World Health Organization declared the outbreak of COVID-19 a pandemic and the U.S. federal government declared it a national emergency in March 2020. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. Our financial performance for the quarter ended March 31, 2020 has not been materially impacted by COVID-19. The extent of the impact of COVID-19 on our future operational and financial performance, revenues, and liquidity will depend on certain developments, including the duration and spread of the outbreak as well as the impact on our customers, employees, and partners, all of which are uncertain and cannot be predicted. We are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. Many of our customers have implemented similar measures, which may limit our ability to sell or provide professional services to them. Customers may also delay or cancel purchasing decisions or projects in light of uncertainties to their businesses arising from the COVID-19 pandemic. As the majority of our revenue is subscription-based, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019

	(in thousands)
Revenues
Subscription	$28,991	$25,940	$57,173	$51,142
Professional services	10,961	8,903	21,167	18,778
Total revenues	39,952	34,843	78,340	69,920
Cost of Revenues
Subscription	8,798	8,852	17,508	17,590
Professional services	7,685	7,894	15,327	15,723
Total cost of revenues	16,483	16,746	32,835	33,313
Gross profit	23,469	18,097	45,505	36,607
Operating Expenses
Research and development	9,102	7,415	17,618	14,827
Sales and marketing	10,953	8,598	19,966	16,650
General and administrative	7,545	6,833	14,510	12,989
Total operating expenses	27,600	22,846	52,094	44,466
Loss from operations	(4,131)	(4,749)	(6,589)	(7,859)
Interest expense, net	402	891	965	1,624
Other expenses (income), net	(243)	127	(255)	412
Loss before income taxes	(4,290)	(5,767)	(7,299)	(9,895)
Provision for income taxes	339	141	328	739
Net loss	$(4,629)	$(5,908)	$(7,627)	$(10,634)

Comparison of the Three Months Ended March 31, 2020 and 2019
Revenues

	Three Months Ended March 31,
	2020		2019
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$28,991	73%	$25,940	74%	$3,051	12%
Professional services	10,961	27%	8,903	26%	2,058	23%
Total revenues	$39,952	100%	$34,843	100%	$5,109	15%

Subscription
Subscription revenues increased by $3.1 million, or 12%, to $29.0 million for the three months ended March 31, 2020 from $25.9 million for the same period last year. As a percentage of total revenues, subscription revenues decreased from 74% to 73%. The increase in our subscription revenues was due primarily to an increased number of customer contracts. We intend to continue to focus on growing our recurring revenue from SaaS subscriptions in future periods.

Professional services
Professional services revenues increased by $2.1 million, or 23%, to $11.0 million for the three months ended March 31, 2020 from $8.9 million for the same period last year. As a percentage of total revenues, professional services revenues increased from 26% to 27%. The increase in our professional services revenue in absolute dollars and as a percentage of total revenue was primarily driven by the increase in delivery activities experienced in the professional services business in the second quarter of fiscal year 2020.

Cost of Revenues

	Three Months Ended March 31,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$8,798	30%	$8,852	34%	$(54)	(1)%
Professional services	7,685	70%	7,894	89%	(209)	(3)%
Total cost of revenues	$16,483	41%	$16,746	48%	$(263)	(2)%

Subscription
Cost of subscription revenues decreased by $0.1 million, or 1%, to $8.8 million during the three months ended March 31, 2020 from $8.9 million for the same period last year. As a percentage of subscription revenues, cost of subscription revenues decreased from 34% to 30% during the three months ended March 31, 2020, as we continue to improve gross margins by more efficiently delivering our cloud platform.

Professional services
Cost of professional services revenues decreased by $0.2 million, or 3%, to $7.7 million during the three months ended March 31, 2020 from $7.9 million for the same period last year. As a percentage of professional services revenue, cost of professional services revenues decreased primarily due to improved utilization.

Operating Expenses

	Three Months Ended March 31,
	2020	2019	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$9,102	$7,415	$1,687	23%
Sales and marketing	10,953	8,598	2,355	27%
General and administrative	7,545	6,833	712	10%
Total operating expenses	$27,600	$22,846	$4,754	21%

Research and Development
Research and development expenses increased by $1.7 million, or 23%, to $9.1 million during the three months ended March 31, 2020 from $7.4 million for the same period last year. The increase was due to a $1.2 million increase in employee-related costs and a $0.5 million increase in outside services.
Sales and Marketing
Sales and marketing expenses increased by $2.4 million, or 27%, to $11.0 million during the three months ended March 31, 2020 from $8.6 million for the same period last year. This increase was primarily due to a $2.0 million increase in employee-related costs and a $0.3 million increase in marketing programs.
General and Administrative
General and administrative expenses increased by $0.7 million, or 10%, to $7.5 million during the three months ended March 31, 2020 from $6.8 million for the same period last year. The increase was primarily driven by a $0.8 million increase in employee-related costs partially offset by a $0.1 million decrease in depreciation expense.

Interest and Other Expenses (Income), Net

	Three Months Ended March 31,
	2020	2019	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense, net	$402	$891	$(489)	(55)%
Other expenses (income), net	$(243)	$127	$(370)	(291)%

Interest expense, net, decreased during the three months ended March 31, 2020 compared to the same period last year and was primarily driven by a lower debt balance and lower interest rates on the term loan with Wells Fargo. See Note 7 to the Notes to Condensed Consolidated Financial Statements.

The change in other expenses (income), net, was primarily driven by currency fluctuations.

Provision for Income Taxes

	Three Months Ended March 31,
	2020	2019	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for income taxes	$339	$141	$198	140%

The provision for income taxes for the three months ended March 31, 2020 was primarily related to foreign withholding taxes on dividends and foreign taxes on our profitable foreign operations. The provision for income taxes for the three months ended March 31, 2019 was primarily related to foreign income taxes on our profitable foreign operations and state minimum taxes.

Comparison of the Six Months Ended March 31, 2020 and 2019
Revenues

	Six Months Ended March 31,
	2020		2019
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$57,173	73%	$51,142	73%	$6,031	12%
Professional services	21,167	27%	18,778	27%	$2,389	13%
Total revenues	$78,340	100%	$69,920	100%	$8,420	12%

Subscription
Subscription revenues increased by $6.0 million, or 12%, to $57.2 million for the six months ended March 31, 2020 from $51.1 million for the same period last year. Subscription revenues represented 73% of total revenues for both the six months ended March 31, 2020 and 2019. The increase in our subscription revenues was due primarily to an increased number of customer contracts. We intend to continue to focus on growing our recurring revenue from SaaS subscriptions in future periods.

Professional services

Professional services revenues increased by $2.4 million, or 13%, to $21.2 million for the six months ended March 31, 2020 from $18.8 million for the same period last year. The increase was caused by the increase in delivery activities experienced in the professional services business in the first half of fiscal year 2020. Professional services revenues represented 27% of total revenues for both the six months ended March 31, 2020 and 2019.

Cost of Revenues

	Six Months Ended March 31,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$17,508	31%	$17,590	34%	$(82)	—%
Professional services	15,327	72%	15,723	84%	$(396)	(3)%
Total cost of revenues	$32,835	42%	$33,313	48%	$(478)	(1)%

Subscription
Cost of subscription revenues decreased by $0.1 million to $17.5 million during the six months ended March 31, 2020 from $17.6 million for the same period last year. As a percentage of subscription revenues, cost of subscription revenues decreased from 34% to 31% during the six months ended March 31, 2020, as we continue to improve gross margins by more efficiently delivering our cloud platform.

Professional services
Cost of professional services revenues decreased by $0.4 million, or 3%, to $15.3 million during the six months ended March 31, 2020 from $15.7 million for the same period last year. As a percentage of professional services revenue, cost of professional services revenues decreased primarily due to improved utilization.

Operating Expenses

	Six Months Ended March 31,
	2020	2019	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$17,618	$14,827	$2,791	19%
Sales and marketing	19,966	16,650	3,316	20%
General and administrative	14,510	12,989	1,521	12%
Total operating expenses	$52,094	$44,466	$7,628	17%

Research and Development
Research and development expenses increased by $2.8 million, or 19%, to $17.6 million during the six months ended March 31, 2020 from $14.8 million for the same period last year. The increase was due to a $2.2 million increase in employee-related costs and a $0.7 million increase in outside services partially offset by a decrease in equipment-related costs of $0.1 million.
Sales and Marketing
Sales and marketing expenses increased by $3.3 million, or 20%, to $20.0 million during the six months ended March 31, 2020 from $16.7 million for the same period last year. This increase was primarily due to a $3.2 million increase in employee-related costs and a $0.2 million increase in marketing programs, partially offset by a decrease in outside services costs of $0.2 million.
General and Administrative
General and administrative expenses increased by $1.5 million, or 12%, to $14.5 million during the six months ended March 31, 2020 from $13.0 million for the same period last year. The increase was primarily driven by a $1.6 million increase in employee-related costs and a $0.1 million increase in outside services partially offset by a $0.3 million decrease in depreciation expense.

Interest and Other Expenses (Income), Net

	Six Months Ended March 31,
	2020	2019	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense, net	$965	$1,624	$(659)	(41)%
Other expenses (income), net	$(255)	$412	$(667)	(162)%

Interest expense, net, decreased during the six months ended March 31, 2020 compared to the same period last year and was primarily driven by a lower debt balance and lower interest rates on the term loan with Wells Fargo. See Note 7 to the Notes to Condensed Consolidated Financial Statements.

The change in other expenses (income), net, was primarily driven by currency fluctuations.

Provision for Income Taxes

	Six Months Ended March 31,
	2020	2019	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for income taxes	$328	$739	$(411)	(56)%

The income tax provision for the six months ended March 31, 2020 was primarily related to foreign taxes on our profitable foreign operations and foreign withholding taxes on dividends partially offset by a discrete tax benefit for a true-up in federal income tax payable. The income tax provision recorded in the first six months ended March 31, 2019 was primarily related to the foreign withholding taxes on the dividend distribution and secondarily related to foreign taxes on our profitable foreign operations.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $61.3 million. Based on our future expectations and historical usage, we believe our current cash and cash equivalents are sufficient to meet our operating needs including principal payments related to our debt for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts, expansion of our business and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock and terms of any debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in, or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Term Loan - Wells Fargo
On May 4, 2018, we entered into a Credit Agreement (“Credit Agreement”) with Wells Fargo for a term loan of $50.0 million and a revolving line of credit for an amount up to $5.0 million. At the same time and with a portion of the proceeds, the Company repaid in full the $50.0 million term loan the Company entered into in connection with the 2017 Revitas acquisition. This refinancing allowed us to obtain a more favorable interest rate. The term loan under the Credit Agreement will mature on May 4, 2023. As of March 31, 2020, we had not drawn down from the line of credit and had $5.0 million available.
On August 12, 2019, we entered into an amendment to the Credit Agreement whereby the applicable margins were revised. At our election, the term loan and the revolving line of credit will bear interest based upon our leverage ratio as defined in the Credit Agreement at either (i) a base rate plus applicable margin ranging from 1.5% to 3.5% or (ii) LIBOR rate plus applicable margin ranging from 2.5% to 4.5%. Interest is payable periodically, in arrears, at the end of each interest period we elect. For the quarter ended March 31, 2020, our interest rate was LIBOR rate plus 3.50% in the first month and 2.5% in the last two months. In addition, we are required to pay monthly in arrears an unused line fee ranging from 0.25% to 0.5% of the unused portion of the revolving line of credit based upon our leverage ratio.

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

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our ability and our subsidiaries to: incur additional indebtedness; incur liens; engage in mergers or other fundamental changes; consummate acquisitions; sell certain property or assets; change the nature of their business; prepay or amend certain indebtedness; pay cash dividends, other distributions or repurchase our equity interests or our subsidiaries; make investments; or engage in certain transactions with affiliates. The Credit Agreement also contains certain financial covenants, including maintaining consolidated liquidity (cash in the United States plus revolving credit line availability) of at least $15.0 million, minimum levels of maintenance and subscription fee revenue and, if liquidity is less than $30.0 million, a leverage ratio of not greater than 3.50 to 1.00 until liquidity exceeds $30.0 million for 90 consecutive days. Additionally, the Credit Agreement provides for customary events of default, including failure to pay amounts due or to comply with covenants, default on other indebtedness, or a change of control. We were in compliance with all covenant requirements as of March 31, 2020.

Promissory Notes
Also in connection with the Revitas acquisition, we incurred $10.0 million in debt in the form of two $5.0 million promissory notes with the sellers, both of which matured and were paid on July 5, 2018 and January 5, 2020, respectively.

The effective interest rate for the term loan with Wells Fargo was 5.08%.

Cash Flows

	Six Months Ended March 31,
	2020	2019
	(in thousands)
Cash flows provided by operating activities	$3,435	$465
Cash flows used in investing activities	(98)	(167)
Cash flows used in financing activities	(2,758)	(2,982)

Operating Activities
Cash provided by or used in operating activities is primarily influenced by the sales of our products, our personnel-related expenditures, our facility related costs and the amount and timing of customer payments. Our largest source of operating cash inflows is cash collections from our customers from the sale of subscriptions and professional services.
Net cash provided by operating activities during the six months ended March 31, 2020 was primarily the result of non-cash adjustments of $16.0 million exceeding our net loss of $7.6 million and an unfavorable net change in operating assets and liabilities of $5.0 million. Non-cash expenses consisting primarily of stock-based compensation of $11.8 million, depreciation and amortization of $2.8 million, and amortization of capitalized contract acquisition costs of $1.2 million. The net change in operating assets and liabilities primarily reflects an outflow from the changes in accrued employee compensation of $4.9 million due to payments of bonuses and other employee benefits, other current and long-term liabilities of $1.6 million, and prepaid expenses and other assets of $1.3 million, offset mainly by an inflow from the changes in deferred revenue of $1.4 million caused by the timing of invoicing.
Net cash provided by operating activities during the six months ended March 31, 2019 was primarily the result of $13.6 million of non-cash expenses consisting primarily of stock-based compensation and depreciation and amortization exceeding our net loss of $10.6 million and an unfavorable net change in operating assets and liabilities of $2.5 million. The net change in operating assets and liabilities primarily reflects an outflow from the changes in deferred revenue of $8.6 million driven mainly by the timing of invoicing and accrued employee compensation of $4.4 million due to payments of bonuses and other employee benefits, offset mainly by an inflow from the changes in accounts receivable of $8.4 million due to timing of billing and cash collections and accounts payables of $0.9 million due to the timing of vendor invoice payments.

Investing Activities
Net cash used in investing activities for the six months ended March 31, 2020 and 2019 was related to purchases of property and equipment.

Financing Activities
Net cash used in financing activities for the six months ended March 31, 2020 and 2019 was due to the principal payments on our debt, partially offset by proceeds from purchases made under our employee stock purchase plan and the exercises of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

•	adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income and expense; and

•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following tables provide a reconciliation of adjusted EBITDA to net loss (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Reconciliation of Adjusted EBITDA
Net loss	$(4,629)	$(5,908)	$(7,627)	$(10,634)
Adjustments
Stock-based compensation expense	6,009	4,896	11,832	9,099
Depreciation and amortization	1,361	1,691	2,813	3,533
Interest expense, net	402	891	965	1,624
Other expenses (income), net	(243)	127	(255)	412
Provision for income taxes	339	141	328	739
Adjusted EBITDA	$3,239	$1,838	$8,056	$4,773

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our exposure to market risks from that discussed in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2019.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of March 31, 2020, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events.

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
Risks Related to Our Business
The COVID-19 outbreak has had a material impact on the U.S. and global economies and could have a material adverse impact on our employees, suppliers and customers, which could adversely and materially impact our business, financial condition and results of operations.
The outbreak of the novel coronavirus, COVID-19, has evolved into a global pandemic and public health emergency. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. As the COVID-19 pandemic is complex and rapidly evolving, our business may be negatively affected for a sustained time frame. While our financial performance for the quarter ended March 31, 2020 has not been materially impacted by COVID-19, at this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position, and cash flows.
The pandemic may adversely affect our customers’ operations, our employees, and our employee productivity. It may impact the ability of our subcontractors and partners to operate and fulfill their contractual obligations, and result in an increase in costs, delays, or disruptions in performance. In particular, our customers in the life sciences industry may experience disruptions in their business due to the prioritization of COVID-19 treatment in the healthcare community, manufacturing, and supply interruptions or safety concerns. A negative impact on our customers may cause them to request extended payment terms, delayed invoicing, higher discounts, lower renewal amounts, or cancelations. We might also experience delays or changes in customer demand, particularly if customer funding priorities change. Additionally, our employees, in many cases, are working remotely and using various technologies to perform their functions, which may create inefficiencies and reduced productivity, and reduce the effectiveness of our sales team. These effects on our customers, and the direct effect of the virus and the disruption on our employees and operations, may negatively impact our revenue, profit margins and liquidity in 2020 and beyond. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital.
The COVID-19 pandemic has caused us to modify our business practices including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. A prolonged disruption or any further unforeseen delay in our operations or within any of our business activities could continue to result in increased costs and reduced revenue. We could also be adversely affected if government authorities impose additional restrictions or extend the length of restrictions on public gatherings, human interactions, mandatory closures, seek voluntary closures, restrict hours of operations, or impose curfews. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.
Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.

We have incurred losses in the past, and we may not be profitable in the future.
We have incurred net losses of $4.6 million and $5.9 million for the three months ended March 31, 2020 and 2019, respectively, and $7.6 million and $10.6 million for the six months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $220.0 million. Our expenses may increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology industry. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.
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

•	general economic conditions, both domestically and in our foreign markets;

•	global epidemics, pandemics, or contagious diseases, such as COVID-19; and

•	entry of new competitors into our market.

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
Additionally, the credit agreement governing our term loans with Wells Fargo contains various restrictive covenants, including maintaining consolidated liquidity (cash in the United States plus revolving credit line availability) of at least $15.0 million, minimum levels of maintenance and subscription fee revenue and, if liquidity is less than $30.0 million, a leverage ratio not greater than 3.50 to 1.00 until liquidity exceeds $30.0 million for 90 consecutive days. The credit agreement also requires us and our guarantors to maintain certain non-financial covenants, including covenants restricting our ability to dispose of assets, changing our organizational documents, merging with or acquiring other entities, incurring other indebtedness and making investments. Our ability to comply with some of these restrictive covenants can be affected by events beyond our control, such as global epidemics, pandemics, or contagious diseases, such as COVID-19, and we may be unable to do so. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under our financing agreement to be immediately due and payable. If we are unable to repay that amount, our lenders could seize our assets securing the loans and our financial condition could be adversely affected.
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
The implementation and testing of our solutions typically range from a few months to up to twelve months, and unexpected implementation delays and difficulties can occur including, but not limited to, those related to global epidemics, pandemics, or contagious diseases, such as COVID-19. Implementing our solutions typically involves integration with our customers’ systems, as well as adding their data to our system. This can be complex, time-consuming and expensive for our customers and can result in delays in the implementation and deployment of our solutions. The lengthy and variable implementation cycle may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from period to period.
A substantial majority of our total revenues have come from sales and renewals of our enterprise cloud products, and decreases in demand for our enterprise cloud products could adversely affect our results of operations and financial condition.
Historically, a substantial majority of our total revenues has been associated with our enterprise cloud products, whether deployed as individual solutions or as a complete suite. We expect our enterprise cloud products to continue to generate a substantial majority of our total revenues for the foreseeable future. Declines and variability in demand for our enterprise cloud products could occur for a number of reasons, including improved products or product versions being offered by competitors, competitive pricing pressures, failure to release new or enhanced versions on a timely basis, technological changes that we are unable to address or that change the way our customers utilize our solutions, reductions in technology spending, export restrictions or other regulatory or legislative actions that could limit our ability to sell those products to key customer or market segments. Our business, results of operations, financial condition and cash flows would be adversely affected by a decline in demand for our enterprise cloud products.
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
Our future growth depends, in large part, upon continued sales to companies in the Life Sciences industry. Demand for our solutions could be affected by factors that adversely affect demand for the underlying life sciences products and services that are purchased and sold pursuant to contracts managed through our solutions. The Life Sciences industry is affected by certain factors, including the emergence of large group purchasing and managed care organizations and integrated healthcare delivery networks, increased customer and channel incentives and rebates, the shift of purchasing influence from physicians to economic buyers, increased spending on healthcare by governments instead of commercial entities and increased scope of government mandates, frequency of regulatory reporting and audits, fines, and global epidemics, pandemics, or contagious diseases, such as COVID-19. Accordingly, our future operating results could be materially and adversely affected as a result of factors that affect the Life Sciences industry generally.
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
We currently operate our cloud-based solutions primarily through third-party data centers. We do not control the operation of these facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures, global epidemics, pandemics, or contagious diseases, such as COVID-19, and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions, which would have a serious adverse impact on our business. Additionally, our data center agreements are of limited duration, subject to early termination rights in certain circumstances, may include inadequate indemnification and liability provisions, and the providers of our data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all.
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

•	greater difficulty collecting accounts receivable and longer payment cycles;

•	higher employee costs and difficulty in terminating non-performing employees;

•	differences in workplace cultures;

•	unexpected changes in regulatory requirements;

•	the need to adapt our solutions for specific countries;

•	our ability to comply with differing technical and certification requirements outside the United States;

•	tariffs, export controls and other non-tariff barriers such as quotas and local content rules;

•	more limited protection for intellectual property rights in some countries;

•	adverse tax consequences, including as a result of transfer pricing adjustments involving our foreign operations;

•	fluctuations in currency exchange rates;

•	anti-bribery compliance by us or our partners;

•	restrictions on the transfer of funds;

•	global epidemics, pandemics, or contagious diseases; and

•	new and different sources of competition.

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
Our operations and performance depend on global economic conditions. Challenging or uncertain economic conditions including those related to global epidemics, pandemics, or contagious diseases, such as COVID-19, make it difficult for our customers and potential customers to accurately forecast and plan future business activities and may cause our customers and potential customers to slow or reduce spending, or vary order frequency, on our solutions. Furthermore, during challenging or uncertain economic times, our customers may face difficulties gaining timely access to sufficient credit and experience decreasing cash flow, which could impact their willingness to make purchases and their ability to make timely payments to us. Global economic conditions have in the past and could continue to have an adverse effect on demand for our solutions, including new bookings and renewal and upsell rates, on our ability to predict future operating results and on our financial condition and operating results. If global economic conditions remain uncertain or deteriorate, it may materially impact our business, operating results and financial condition.
Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by manmade problems such as terrorism.
Our corporate headquarters and facilities are located near known earthquake fault zones and are vulnerable to significant damage from earthquakes. The corporate headquarters and facilities are also vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, global epidemics, pandemics, or contagious diseases, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism or vandalism or other misconduct or other unanticipated problems with our facilities could result in lengthy interruptions to our services. If any disaster were to occur, our ability to operate our business at our facilities could be seriously or completely impaired or destroyed. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.
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
Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, particularly during this time of uncertainty as the world responds to the COVID-19 pandemic. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, or impacts related to global epidemics, pandemics, or contagious diseases, such as COVID-19, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock.
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
On May 1, 2020, the Board of Directors (the “Board”) of Model N, Inc. (the “Company”) amended and restated the Company’s bylaws (the “Amended and Restated Bylaws”) to adopt a provision designating the federal district courts of the United States as the exclusive jurisdiction for any litigation arising under the Securities Act of 1933, as amended.
The foregoing summary and description of the provisions of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.1 with this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits
The following documents are filed as Exhibits to this report:

Exhibit Number	Exhibit Description	Filed Herewith

3.1	Amended and Restated Bylaws of the Registrant	X

10.1	Lease by and between RV VI Mariners, LLC and Registrant dated April 7, 2020	X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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
Date: May 5, 2020

MODEL N INC.

By:	/s/ David Barter
David Barter
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)