Form 10-Q
period 2020-06-30
MODEL N, INC.
filed 2020-08-05
CIK 1118417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-35840

Model N, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		77-0528806
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

777 Mariners Island Boulevard,	Suite 300	94404
San Mateo,	California
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code: (650) 610-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.00015 per share	MODN	New York Stock Exchange

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

As of July 24, 2020, the registrant had 34,546,555 shares of common stock outstanding.

1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
MODEL N, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	As of June 30, 2020	As of September 30, 2019
Assets
Current assets
Cash and cash equivalents	$192,372	$60,780
Accounts receivable, net of allowance for doubtful accounts of $43 as of June 30, 2020 and $51 as of September 30, 2019	29,255	26,953
Prepaid expenses	2,379	2,776
Other current assets	8,228	4,039
Total current assets	232,234	94,548
Property and equipment, net	641	1,043
Operating lease right-of-use assets	4,035	—
Goodwill	39,283	39,283
Intangible assets, net	25,551	29,131
Other assets	5,438	5,588
Total assets	$307,182	$169,593
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,541	$2,302
Accrued employee compensation	14,870	19,906
Accrued liabilities	4,425	4,354
Operating lease liabilities, current portion	2,036	—
Deferred revenue, current portion	45,249	44,875
Long term debt, current portion	—	4,911
Total current liabilities	70,121	76,348
Long term debt	112,163	39,371
Operating lease liabilities, less current portion	2,295	—
Other long-term liabilities	1,709	1,152
Total liabilities	186,288	116,871
Commitments and contingencies
Stockholders’ equity
Common Stock, $0.00015 par value; 200,000 shares authorized; 34,547 and 32,995 shares issued and outstanding at June 30, 2020 and September 30, 2019, respectively	5	5
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	344,932	266,295
Accumulated other comprehensive loss	(1,627)	(1,169)
Accumulated deficit	(222,416)	(212,409)
Total stockholders’ equity	120,894	52,722
Total liabilities and stockholders’ equity	$307,182	$169,593
The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenues
Subscription	$29,339	$26,638	$86,512	$77,780
Professional services	11,917	8,074	33,084	26,852
Total revenues	41,256	34,712	119,596	104,632
Cost of revenues
Subscription	8,374	8,658	25,882	26,248
Professional services	7,699	7,206	23,026	22,929
Total cost of revenues	16,073	15,864	48,908	49,177
Gross profit	25,183	18,848	70,688	55,455
Operating expenses
Research and development	8,288	7,060	25,906	21,887
Sales and marketing	9,716	7,164	29,682	23,814
General and administrative	7,559	6,713	22,069	19,702
Total operating expenses	25,563	20,937	77,657	65,403
Loss from operations	(380)	(2,089)	(6,969)	(9,948)
Interest expense, net	1,986	689	2,951	2,313
Other expenses (income), net	(168)	(4)	(423)	408
Loss before income taxes	(2,198)	(2,774)	(9,497)	(12,669)
Provision for income taxes	182	230	510	969
Net loss	$(2,380)	$(3,004)	$(10,007)	$(13,638)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.07)	$(0.09)	$(0.30)	$(0.43)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	34,411	32,596	33,781	32,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(2,380)	$(3,004)	$(10,007)	$(13,638)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	222	28	(210)	77
Foreign currency translation gain (loss)	(3)	(3)	(248)	239
Total comprehensive loss	$(2,161)	$(2,979)	$(10,465)	$(13,322)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(10,007)	$(13,638)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	4,163	5,191
Stock-based compensation	17,232	12,822
Amortization of debt discount and issuance costs	1,118	401
Deferred income taxes	33	(170)
Amortization of capitalized contract acquisition costs	1,858	1,238
Loss on early extinguishment of debt	319	—
Other non-cash charges	(8)	(108)
Changes in assets and liabilities
Accounts receivable	(2,292)	2,295
Prepaid expenses and other assets	(3,621)	(1,368)
Accounts payable	781	1,088
Accrued employee compensation	(1,165)	(653)
Other current and long-term liabilities	(2,322)	443
Deferred revenue	1,133	(2,740)
Net cash provided by operating activities	7,222	4,801
Cash flows from investing activities
Purchases of property and equipment	(190)	(227)
Net cash used in investing activities	(190)	(227)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of employee stock purchase plan	2,442	2,198
Proceeds from issuance of convertible senior notes, net of issuance costs	166,894	—
Principal payments on debt	(44,750)	(5,000)
Net cash provided by (used in) financing activities	124,586	(2,802)
Effect of exchange rate changes on cash and cash equivalents	(26)	53
Net increase in cash and cash equivalents	131,592	1,825
Cash and cash equivalents
Beginning of period	60,780	56,704
End of period	$192,372	$58,529

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

In the opinion of management, the unaudited interim consolidated financial statements include all the normal recurring adjustments necessary to present fairly our condensed consolidated financial statements. The results of operations for the nine months ended June 30, 2020 are not necessarily indicative of the operating results for the full fiscal year 2020 or any future periods.

The condensed consolidated financial statements include the accounts of Model N and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates include revenue recognition, liability and equity allocation of convertible senior notes, legal contingencies, income taxes, stock-based compensation and valuation of goodwill and intangibles. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors. However, actual results could differ significantly from these estimates.

COVID-19
The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. At this point, the extent to which COVID-19 may impact the Company’s financial condition or results of operations is uncertain. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. The estimates discussed above may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known.

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

Significant Accounting Policies
There have been no changes in the significant accounting policies from those that were disclosed in the Annual Report, except for convertible senior notes, changes associated with lease accounting resulting from the adoption of ASU 2016-02, Leases (Topic 842), and changes resulting from the adoption of ASU 2017-04, Intangibles—Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment as described below:

Convertible Senior Notes
In May 2020, the Company issued $172.5 million aggregate principal amount of 2.625% convertible senior notes. The Company separates its convertible senior notes (the “Notes”) into liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option is determined by deducting the fair value of the liability component from the principal amount of the Notes. The excess of the principal amount of the Notes over the carrying amount of the liability component (“debt discount”) is amortized to interest expense at an effective interest rate over the contractual term of the Notes. The equity component is recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocates the issuance costs to the liability and equity components of the Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the contractual terms of the Notes. Issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity.

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

Disaggregation of Revenues

See Note 14, Geographic Information, for information on revenue by geography.

Customer Contract Balances

The following table reflects contract balances with customers (in thousands):

	As of June 30, 2020	As of September 30, 2019
Accounts receivable, net	$29,255	$26,953
Contract asset	5,477	1,588
Deferred revenue	46,511	45,385
Capitalized contract acquisition costs	6,950	6,626

Accounts Receivable
Accounts receivable represents the Company’s right to consideration that is unconditional, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of accounts receivable amounts.

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

The non-current portion of deferred revenue is included in other long-term liabilities in the condensed consolidated balance sheets. During the three and nine months ended June 30, 2020, the Company recognized revenue of $20.8 million and $39.8 million, respectively, that was included in the deferred revenue balances at the beginning of the periods. During the three and nine months ended June 30, 2019, the Company recognized revenue of $17.2 million and $41.2 million, respectively, that was included in the deferred revenue balances at the beginning of the periods.

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
As of June 30, 2020, the current and non-current portions of capitalized contract acquisition costs were $2.1 million and $4.8 million, respectively. The Company amortized $0.6 million and $1.9 million of contract acquisition costs during the three and nine months ended June 30, 2020, respectively.

For the three and nine months ended June 30, 2020, there was no impairment related to capitalized contract acquisition costs.

Customer Deposits

Customer deposits primarily relate to payments received from customers which could be refundable pursuant to the terms of the arrangement. These amounts are included in accrued liabilities on the condensed consolidated balance sheets. Customer deposits were $0.6 million and $0.4 million as of June 30, 2020 and September 30, 2019, respectively.

Standard payment terms to customers generally range from thirty to ninety days; however, payment terms and conditions in our customer contracts may vary. In some cases, customers prepay for subscription and services in advance of the delivery; in other cases, payment is due as services are performed or in arrears following the delivery.

Performance Obligations

Remaining performance obligations represent non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2020, the aggregate amount of the transaction price allocated to performance obligations either unsatisfied or partially unsatisfied was $156.5 million, 52% of which we expect to recognize as revenue over the next 12 months and the remainder thereafter.

3.	Leases

The Company leases facilities under noncancelable operating leases with lease terms between three years and 10 years. Certain leases include options to extend or terminate the lease. The Company factored into the determination of lease payments the options that it is reasonably certain to exercise.

Operating lease costs were $0.8 million and $2.5 million for the three and nine months ended June 30, 2020, respectively. Short-term lease costs, variable lease costs, and sublease income were immaterial for the three and nine months ended June 30, 2020.

Cash flow information related to operating leases is as follows (in thousands):

Nine months ended June 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2,678
Operating lease ROU assets obtained in exchange for new operating lease liabilities	(375)

The Company early terminated certain leases during the three months ended June 30, 2020 which resulted in a reduction of ROU assets and operating lease liabilities of $1.0 million.

The weighted-average remaining lease term is 3.7 years and the weighted-average discount rate is 5.5% as of June 30, 2020.

Maturities of operating lease liabilities as of June 30, 2020 are as follows (in thousands):

Fiscal Year
Remaining fiscal 2020	$864
2021	1,595
2022	760
2023	440
2024	348
2025 and thereafter	770
Total operating lease payments	4,777
Less imputed interest	446
Total operating lease liabilities	$4,331

The Company’s headquarter lease expires on November 30, 2020. In April 2020, the Company entered into a new noncancelable operating lease for its headquarters with a 64 month lease term that will commence on December 1, 2020. The new lease has a five year renewal option which the Company is not reasonably certain to exercise. The future payments over the 64 month lease term are $11.4 million.

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
The table below sets forth the Company’s marketable securities which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

					Reported as:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
As of June 30, 2020
Level 1:
Money market funds	71,079	—	—	71,079	71,079
US Treasury securities	$99,975	$—	$—	$99,975	$99,975
Total	$171,054	$—	$—	$171,054	$171,054

As of September 30, 2019
Level 1:
Money market funds	$32,792	$—	$—	$32,792	$32,792
Total	$32,792	$—	$—	$32,792	$32,792

The Company’s financial instruments not measured at fair value on a recurring basis include cash, accounts receivable, accounts payable and certain accrued liabilities. These financial instruments are reflected in the financial statements at cost and approximate their fair value due to their short-term nature.

See Note 6 for the fair value measurement of the Company’s derivative contracts, Note 7 for the fair value measurement of the Company’s term loan and promissory notes, and Note 8 for the fair value measurement of the Company’s convertible senior notes.

5.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	Estimated	As of June 30, 2020
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-10	$36,599	$(13,869)	$22,730
Developed technology	5-6	12,083	(9,262)	2,821
Total		$48,682	$(23,131)	$25,551

	Estimated	As of September 30, 2019
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-10	$36,599	$(11,200)	$25,399
Developed technology	5-6	12,083	(8,351)	3,732
Backlog	5	280	(280)	—
Total		$48,962	$(19,831)	$29,131

The Company recorded amortization expense related to the acquired intangible assets of $1.2 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively, and $3.6 million and $4.1 million for the nine months ended June 30, 2020 and 2019, respectively.

Estimated future amortization expense for the intangible assets as of June 30, 2020 is as follows (in thousands):

Fiscal Year
Remaining fiscal 2020	$1,171
2021	4,687
2022	4,687
2023	3,840
2024	3,558
2025 and thereafter	7,608
Total future amortization	$25,551

6.	Derivative Instruments and Hedging

The Company uses foreign currency forward contracts to hedge a portion of the forecasted foreign currency-denominated expenses incurred in the normal course of business. These contracts are designated as cash flows hedges. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign exchange rate movements. The Company does not use any of the derivative instruments for trading or speculative purposes. These contracts have maturities of 12 months or less. The Company records changes in the fair value of cash flow hedges in accumulated other comprehensive loss in the condensed consolidated balance sheets, until the forecasted transaction occurs, at which point, the related gain or loss on the cash flow hedge is reclassified to the financial statement line item to which the derivative relates. The amounts reclassified to expenses related to the hedged transactions were immaterial for the periods presented. The fair value of the outstanding non-deliverable foreign currency forward contracts was measured using Level 2 fair value inputs and was recorded in accrued liabilities for $0.2 million as of June 30, 2020 and immaterial as of September 30, 2019.

Notional Amounts of Derivative Contracts
Derivative transactions are measured in terms of the notional amount but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The notional amounts of the outstanding foreign currency forward contracts designated as cash flow hedges were $5.1 million and $9.4 million as of June 30, 2020 and September 30, 2019, respectively.

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
The Company paid a total of $10.2 million of principal in fiscal years 2018 and 2019. In May 2020, the Company terminated the Credit Agreement and repaid in full the outstanding term loan including $39.8 million principal and $0.2 million interest from the proceeds of the convertible senior notes, as discussed in Note 8. The Company recorded a loss on debt extinguishment of $0.3 million representing the unamortized debt discount and issuance costs amount. The term loan had a maturity date of May 4, 2023.

On August 12, 2019, the Company entered into an amendment to the Credit Agreement whereby the applicable margins were revised. At the Company’s election, the term loan under the Credit Agreement and the revolving line of credit will bear interest based upon the Company’s leverage ratio as defined in the Credit Agreement at either (i) a base rate plus applicable margin ranging from 1.5% to 3.5% or (ii) LIBOR rate plus applicable margin ranging from 2.5% to 4.5%. Interest is payable periodically, in arrears, at the end of each interest period the Company elects. For the quarter beginning on April 1, 2020 through the payoff of the term loan, the Company’s interest rate was LIBOR rate plus 2.5%. The effective interest rate for the quarter beginning on April 1, 2020 through the payoff of the term loan for the term loan with Wells Fargo was 4.75%. In addition, the Company is required to pay monthly in arrears an unused line fee ranging from 0.25% to 0.5% of the unused portion of the revolving line of credit based upon the Company’s leverage ratio.

The Credit Agreement contained customary representations and warranties, subject to limitations and exceptions, customary covenants, and certain financial covenants. The Company was in compliance with all covenant requirements through the payoff in conjunction with the issuance of convertible senior notes as discussed in Note 8.

Promissory Notes
Also in connection with the Revitas acquisition, the Company incurred $10.0 million in debt in the form of two $5.0 million promissory notes with the sellers, both of which matured and were paid in full on July 5, 2018 and January 5, 2020, respectively.

The carrying value of the term loan with Wells Fargo approximated fair value since the term loan bore interest at rates that fluctuated with the changes in the base rate or the LIBOR rate as elected by the Company. The carrying value of the promissory note approximated its fair value. The Company classified the term loan with Wells Fargo and the promissory note under level 2 of the fair value measurement hierarchy as these instruments were not actively traded.

8.	Convertible Senior Notes

In May 2020, the Company issued $172.5 million aggregate principal amount of 2.625% convertible senior notes in a private placement, including $22.5 million which represents the exercise in full of the initial purchasers’ option to purchase additional notes. The net proceeds from the issuance of the Notes was $166.4 million, net of initial purchasers’ discounts and debt issuance costs of $6.1 million, $0.5 million of which was not paid as of June 30, 2020. The Company used $40.0 million of the net proceeds to repay in full the debt outstanding under, and terminated the Credit Agreement dated May 4, 2018, as amended, by and among the Company, Wells Fargo, as administrative agent, and the lenders party thereto. See Note 7 for details of the Credit Agreement.

The Notes are senior, unsecured obligations of the Company and bear an interest rate of 2.625% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. The Notes mature on June 1, 2025 unless repurchased, redeemed or converted in accordance with their terms prior to such date.

The Notes are convertible into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, at an initial conversion rate of 30.0044 shares of common stock per $1,000 principal amount of the Notes, which is equal to an initial conversion price of approximately $33.33 per share of common stock subject to adjustment, with a maximum conversion rate of 38.2555. The Company intends to settle the principal amount of the Notes with cash. Prior to the close of business on the scheduled trading day immediately preceding March 1, 2025, holders of the Notes may convert all or a portion of their Notes in multiples of $1,000 principal amount, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•	if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

•	upon the occurrence of specified corporate events.

On or after March 1, 2025 and prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Notes may convert all or a portion of their Notes in multiples of $1,000 principal amount regardless of the foregoing conditions.

Holders of the Notes who convert their Notes in connection with a make-whole fundamental change (as defined in the Indenture) or in connection with any optional redemption are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a fundamental change (as defined in the Indenture), holders of the Notes may require the Company to repurchase all or a portion of their Notes at a price equal to 100% of the principal amount of Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date.

The Company may not redeem the Notes prior to June 6, 2023. The Company may redeem for cash all or part of the Notes, at its option, on or after June 6, 2023 and on or before the 41st scheduled trading day immediately before the maturity date, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. No sinking fund is provided for the Notes.

During the three months ended June 30, 2020, the conditions allowing holders of the Notes to convert were not met. The Notes were classified as long-term debt on the condensed consolidated balance sheets as of June 30, 2020.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component of $115.3 million was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $57.2 million and was determined by deducting the fair value of the liability component from the principal amount of the Notes. The excess of the principal amount of the Notes over the carrying amount of the liability component is amortized to interest expense at an effective interest rate over the contractual terms of the Notes. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the issuance costs related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were $4.1 million and are amortized to interest expense using the effective interest method over the contractual terms of the Notes. Issuance costs attributable to the equity component of $2.0 million were netted with the equity component in stockholders’ equity.

The net carrying amount of the liability and equity components for the Notes as of June 30, 2020 was as follows (in thousands):

Liability component:
Principal amount	$172,500
Unamortized discount	(56,324)
Unamortized issuance costs	(4,013)
Net carrying amount	$112,163

Equity component, net of issuance costs	$55,233

The following table sets forth the interest expense recognized related to the Notes (in thousands):

Three and Nine months ended June 30, 2020
Coupon interest expense	$491
Amortization of debt discount	925
Amortization of debt issuance costs	45
Total interest expense related to the Notes	$1,461
Effective interest rate of the liability component	12.32%

The unamortized debt discount and debt issuance costs will be amortized over 59 months as of June 30, 2020.

As of June 30, 2020, the total estimated fair value of the Notes was approximately $213.2 million which includes the equity component. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.

9.	Stockholders’ Equity

The following tables present the changes of the components of stockholders’ equity (in thousands):

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2020	34,249	$5	$284,099	$(1,846)	$(220,036)	$62,222
Issuance of common stock upon exercise of stock options	35	—	200	—	—	200
Issuance of common stock upon release of restricted stock units	263	—	—	—	—	—
Stock-based compensation	—	—	5,400	—	—	5,400
Equity component of convertible senior notes, net of issuance costs	—	—	55,233	—	—	55,233
Other comprehensive income	—	—	—	219	—	219
Net loss	—	—	—	—	(2,380)	(2,380)
Balance at June 30, 2020	34,547	$5	$344,932	$(1,627)	$(222,416)	$120,894

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2019	32,481	$5	$255,931	$(994)	$(203,750)	$51,192
Issuance of common stock upon exercise of stock options	24	—	180	—	—	180
Issuance of common stock upon release of restricted stock units	206	—	—	—	—	—
Stock-based compensation	—	—	3,723	—	—	3,723
Other comprehensive income	—	—	—	25	—	25
Net loss	—	—	—	—	(3,004)	(3,004)
Balance at June 30, 2019	32,711	$5	$259,834	$(969)	$(206,754)	$52,116

	Nine Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2019	32,995	$5	$266,295	$(1,169)	$(212,409)	$52,722
Issuance of common stock upon exercise of stock options	65	—	493	—	—	493
Issuance of common stock upon release of restricted stock units	1,402	—	—	—	—	—
Issuance of common stock upon ESPP purchase	85	—	1,949	—	—	1,949
Stock-based compensation	—	—	20,962	—	—	20,962
Equity component of convertible senior notes, net of issuance costs	—	—	55,233	—	—	55,233
Other comprehensive loss	—	—	—	(458)	—	(458)
Net loss	—	—	—	—	(10,007)	(10,007)
Balance at June 30, 2020	34,547	$5	$344,932	$(1,627)	$(222,416)	$120,894

For the nine months ended June 30, 2020, the additional paid-in capital included $3.7 million related to restricted stock unit grants for the portion of the bonus recorded as stock-based compensation for the year ended September 30, 2019.

	Nine Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2018	31,444	$5	$244,814	$(1,285)	$(203,500)	$40,034
Cumulative effect of a change in accounting principal	—	—	—	—	10,384	10,384
Issuance of common stock upon exercise of stock options	86	—	567	—	—	567
Issuance of common stock upon release of restricted stock units	1,062	—	—	—	—	—
Issuance of common stock upon ESPP purchase	119	—	1,631	—	—	1,631
Stock-based compensation	—	—	12,822	—	—	12,822
Other comprehensive loss	—	—	—	316	—	316
Net loss	—	—	—	—	(13,638)	(13,638)
Balance at June 30, 2019	32,711	$5	$259,834	$(969)	$(206,754)	$52,116

10.	Stock-based Compensation

As of June 30, 2020, the Company had approximately 2.8 million shares available for future stock awards under its equity plans and any additional releases resulting from an over-achievement relating to performance-based restricted stock units.

The following table summarizes our restricted stock unit (“RSU”) activity which includes performance-based RSUs under all equity plans for the nine months ended June 30, 2020:

	Restricted Stock Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Balance at September 30, 2019	2,350	$16.36
Granted	1,354	28.75
Released	(1,402)	19.39
Forfeited	(116)	18.93
Balance at June 30, 2020	2,186	$21.94

Stock-based compensation recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues
Subscription	$412	$435	$1,429	$1,364
Professional services	528	503	1,685	1,543
Total stock-based compensation in cost of revenues	940	938	3,114	2,907
Operating expenses
Research and development	1,074	771	3,743	2,396
Sales and marketing	1,527	440	4,589	2,824
General and administrative	1,859	1,574	5,786	4,695
Total stock-based compensation in operating expenses	4,460	2,785	14,118	9,915
Total stock-based compensation	$5,400	$3,723	$17,232	$12,822

11.	Income Taxes

The Company recorded an income tax provision of $0.2 million, representing effective income tax rates of (8.3)% for both the three months ended June 30, 2020 and 2019; and $0.5 million and $1.0 million, representing effective income tax rates of (5.4)% and (7.6)%, for the nine months ended June 30, 2020 and 2019, respectively. The income tax provision for the three months ended June 30, 2020 and 2019 was primarily related to foreign taxes on the Company’s profitable foreign operations and state minimum taxes. The income tax provision for the nine months ended June 30, 2020 was primarily related to foreign taxes on the Company’s profitable foreign operations and foreign withholding taxes on dividends partially offset by a discrete tax benefit for a true-up in federal income tax payable. The income tax provision for the nine months ended June 30, 2019 was primarily related to the foreign withholding taxes on the dividend distribution and foreign taxes on the Company’s profitable foreign operations.

The Company elected to partially reinvest foreign earnings in certain foreign jurisdictions and expects to repatriate future foreign earnings in certain foreign jurisdictions over time. As a result, the Company will record a deferred tax liability for the additional non-U.S. taxes that are expected to be incurred related to the repatriation of these earnings. During the nine months ended June 30, 2020, the Company repatriated $1.0 million of foreign subsidiary earnings to the U.S. in the form of cash and paid foreign withholding taxes of $0.2 million.

The Company elected to record GILTI as a period cost. The Company realized no benefit for current period losses due to maintaining a full valuation allowance against the U.S. net deferred tax assets.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 pandemic. GAAP requires recognition of the tax effects of new legislation during the reporting period in which the enactment date occurs. The CARES Act includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, technical corrections on net operating loss carryforwards for fiscal year taxpayers and allowing accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there is no material impact to the income tax provision for the quarter.

On June 29, 2020, California Assembly Bill 85 (“AB 85”) was signed into law, which suspends the use of net operating losses for certain taxpayers and limits the use of research tax credits for 2020, 2021, and 2022. The Company evaluated the impact of AB 85 and determined that it did not impact the Company’s income tax provision for the quarter.

12.	Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Numerator
Basic and diluted
Net loss attributable to common stockholders	$(2,380)	$(3,004)	$(10,007)	$(13,638)
Denominator
Basic and diluted
Weighted average shares used in computing net loss per share attributable to common stockholders	34,411	32,596	33,781	32,028
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.07)	$(0.09)	$(0.30)	$(0.43)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive are as follows (in thousands):

	As of June 30,
	2020	2019
Stock options	35	135
Performance-based RSUs and RSUs	2,186	2,453
Shares issuable pursuant to the employee stock purchase plan	66	112
Convertible senior notes	5,176	—

Since the Company expects to settle the principal amount of its Notes in cash and any excess in cash or shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $33.33 per share for the Notes.

13.	Litigation and Contingencies

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

14.	Geographic Information

The Company has one operating segment with one business activity — developing and monetizing revenue management solutions.

Revenues

The Company disaggregates the revenues by geographic regions based on the bill to location of its customers. Revenues from customers outside of the United States were 8% and 7% of total revenues for the three months ended June 30, 2020 and 2019, respectively, and 9% and 8% of total revenues for the nine months ended June 30, 2020 and 2019, respectively.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net, by geographic region (in thousands):

	As of June 30, 2020	As of September 30, 2019
United States	$500	$853
India	141	190
Total property and equipment, net	$641	$1,043

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended June 30, 2020 and 2019, our total revenues were $41.3 million and $34.7 million, respectively, representing a year-over-year increase of 19% primarily due to the increase in professional services revenues resulting from an increase in services provided to our new and existing customers as well as the increase in subscription revenues resulting from an increased number of customer contracts.

COVID-19

The World Health Organization declared the outbreak of COVID-19 a pandemic and the U.S. federal government declared it a national emergency in March 2020. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. Our financial performance for the quarter ended June 30, 2020 has not been materially impacted by COVID-19. The extent of the impact of COVID-19 on our future operational and financial performance, revenues, and liquidity will depend on certain developments, including the duration and spread of the outbreak as well as the impact on our customers, employees, and partners, all of which are uncertain and cannot be predicted. We are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. Many of our customers have implemented similar measures, which may limit our ability to sell or provide professional services to them. Customers may also delay or cancel purchasing decisions or projects in light of uncertainties to their businesses arising from the COVID-19 pandemic. As the majority of our revenue is subscription-based, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Revenues
Subscription	$29,339	$26,638	$86,512	$77,780
Professional services	11,917	8,074	33,084	26,852
Total revenues	41,256	34,712	119,596	104,632
Cost of Revenues
Subscription	8,374	8,658	25,882	26,248
Professional services	7,699	7,206	23,026	22,929
Total cost of revenues	16,073	15,864	48,908	49,177
Gross profit	25,183	18,848	70,688	55,455
Operating Expenses
Research and development	8,288	7,060	25,906	21,887
Sales and marketing	9,716	7,164	29,682	23,814
General and administrative	7,559	6,713	22,069	19,702
Total operating expenses	25,563	20,937	77,657	65,403
Loss from operations	(380)	(2,089)	(6,969)	(9,948)
Interest expense, net	1,986	689	2,951	2,313
Other expenses (income), net	(168)	(4)	(423)	408
Loss before income taxes	(2,198)	(2,774)	(9,497)	(12,669)
Provision for income taxes	182	230	510	969
Net loss	$(2,380)	$(3,004)	$(10,007)	$(13,638)

Comparison of the Three Months Ended June 30, 2020 and 2019
Revenues

	Three Months Ended June 30,
	2020		2019
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$29,339	71%	$26,638	77%	$2,701	10%
Professional services	11,917	29%	8,074	23%	3,843	48%
Total revenues	$41,256	100%	$34,712	100%	$6,544	19%

Subscription
Subscription revenues increased by $2.7 million, or 10%, to $29.3 million for the three months ended June 30, 2020 from $26.6 million for the same period last year. As a percentage of total revenues, subscription revenues decreased from 77% to 71%. The increase in our subscription revenues was due primarily to an increased number of customer contracts. We intend to continue to focus on growing our recurring revenue from SaaS subscriptions in future periods.

Professional services
Professional services revenues increased by $3.8 million, or 48%, to $11.9 million for the three months ended June 30, 2020 from $8.1 million for the same period last year. As a percentage of total revenues, professional services revenues increased from 23% to 29%. The increase in our professional services revenue in absolute dollars and as a percentage of total revenue was primarily driven by the increase in delivery activities experienced in the professional services business in the third quarter of fiscal year 2020.

Cost of Revenues

	Three Months Ended June 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$8,374	29%	$8,658	33%	$(284)	(3)%
Professional services	7,699	65%	7,206	89%	493	7%
Total cost of revenues	$16,073	39%	$15,864	46%	$209	1%

Subscription
Cost of subscription revenues decreased by $0.3 million, or 3%, to $8.4 million during the three months ended June 30, 2020 from $8.7 million for the same period last year. As a percentage of subscription revenues, cost of subscription revenues decreased from 33% to 29% during the three months ended June 30, 2020, as we continue to improve gross margins by more efficiently delivering our cloud platform.

Professional services
Cost of professional services revenues increased by $0.5 million, or 7%, to $7.7 million during the three months ended June 30, 2020 from $7.2 million for the same period last year. As a percentage of professional services revenue, cost of professional services revenues decreased primarily due to improved utilization.

Operating Expenses

	Three Months Ended June 30,
	2020	2019	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$8,288	$7,060	$1,228	17%
Sales and marketing	9,716	7,164	2,552	36%
General and administrative	7,559	6,713	846	13%
Total operating expenses	$25,563	$20,937	$4,626	22%

Research and Development
Research and development expenses increased by $1.2 million, or 17%, to $8.3 million during the three months ended June 30, 2020 from $7.1 million for the same period last year. The increase was primarily due to a $1.1 million increase in employee-related costs and a $0.1 million increase in outside services.
Sales and Marketing
Sales and marketing expenses increased by $2.6 million, or 36%, to $9.7 million during the three months ended June 30, 2020 from $7.2 million for the same period last year. This increase was primarily due to a $2.6 million increase in employee-related costs.
General and Administrative
General and administrative expenses increased by $0.8 million, or 13%, to $7.6 million during the three months ended June 30, 2020 from $6.7 million for the same period last year. The increase was primarily driven by a $0.9 million increase in employee-related costs partially offset by a $0.1 million decrease in depreciation expense.

Interest and Other Expenses (Income), Net

	Three Months Ended June 30,
	2020	2019	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense, net	$1,986	$689	$1,297	188%
Other expenses (income), net	$(168)	$(4)	$(164)	4,100%

Interest expense, net, increased during the three months ended June 30, 2020 compared to the same period last year and was primarily driven by the interest expense related to the convertible senior notes we issued in May 2020. See Note 8 to the Notes to Condensed Consolidated Financial Statements.

During the three months ended June 30, 2020, we recorded a non-recurring other income item which drove the change in the other expenses (income) line item.

Provision for Income Taxes

	Three Months Ended June 30,
	2020	2019	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for income taxes	$182	$230	$(48)	(21)%

The provision for income taxes for the three months ended June 30, 2020 and 2019 was primarily related to foreign income taxes on our profitable foreign operations and state minimum taxes.

Comparison of the Nine Months Ended June 30, 2020 and 2019
Revenues

	Nine Months Ended June 30,
	2020		2019
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$86,512	72%	$77,780	74%	$8,732	11%
Professional services	33,084	28%	26,852	26%	$6,232	23%
Total revenues	$119,596	100%	$104,632	100%	$14,964	14%

Subscription
Subscription revenues increased by $8.7 million, or 11%, to $86.5 million for the nine months ended June 30, 2020 from $77.8 million for the same period last year. As a percentage of total revenues, subscription revenues decreased from 74% to 72%. The increase in our subscription revenues was due primarily to an increased number of customer contracts. We intend to continue to focus on growing our recurring revenue from SaaS subscriptions in future periods.

Professional services

Professional services revenues increased by $6.2 million, or 23%, to $33.1 million for the nine months ended June 30, 2020 from $26.9 million for the same period last year. As a percentage of total revenues, professional services revenues increased from 26% to 28%. The increase in our professional services revenues and as a percentage of total revenues was caused by the increase in delivery activities experienced in the professional services business during the nine months ended June 30, 2020.

Cost of Revenues

	Nine Months Ended June 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$25,882	30%	$26,248	34%	$(366)	(1)%
Professional services	23,026	70%	22,929	85%	$97	—%
Total cost of revenues	$48,908	41%	$49,177	47%	$(269)	(1)%

Subscription
Cost of subscription revenues decreased by $0.4 million, or 1%, to $25.9 million during the nine months ended June 30, 2020 from $26.2 million for the same period last year. As a percentage of subscription revenues, cost of subscription revenues decreased from 34% to 30% during the nine months ended June 30, 2020, as we continue to improve gross margins by more efficiently delivering our cloud platform.

Professional services
Cost of professional services revenues increased by $0.1 million to $23.0 million during the nine months ended June 30, 2020 from $22.9 million for the same period last year. As a percentage of professional services revenue, cost of professional services revenues decreased from 85% to 70% primarily due to improved utilization.

Operating Expenses

	Nine Months Ended June 30,
	2020	2019	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$25,906	$21,887	$4,019	18%
Sales and marketing	29,682	23,814	5,868	25%
General and administrative	22,069	19,702	2,367	12%
Total operating expenses	$77,657	$65,403	$12,254	19%

Research and Development
Research and development expenses increased by $4.0 million, or 18%, to $25.9 million during the nine months ended June 30, 2020 from $21.9 million for the same period last year. The increase was due to a $3.3 million increase in employee-related costs and a $0.8 million increase in outside services partially offset by a decrease in equipment-related costs of $0.1 million.
Sales and Marketing
Sales and marketing expenses increased by $5.9 million, or 25%, to $29.7 million during the nine months ended June 30, 2020 from $23.8 million for the same period last year. This increase was primarily due to a $5.8 million increase in employee-related costs and a $0.4 million increase in marketing programs, partially offset by a decrease in outside services costs of $0.3 million.
General and Administrative
General and administrative expenses increased by $2.4 million, or 12%, to $22.1 million during the nine months ended June 30, 2020 from $19.7 million for the same period last year. The increase was primarily driven by a $2.5 million increase in employee-related costs and a $0.2 million increase in outside services partially offset by a $0.3 million decrease in depreciation expense.

Interest and Other Expenses (Income), Net

	Nine Months Ended June 30,
	2020	2019	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense, net	$2,951	$2,313	$638	28%
Other expenses (income), net	$(423)	$408	$(831)	(204)%

Interest expense, net, increased during the nine months ended June 30, 2020 compared to the same period last year and was primarily driven by the interest expense related to the convertible senior notes we issued in May 2020 partially offset by a lower debt balance, lower interest rates, and shorter period on the term loan with Wells Fargo. See Note 7 and Note 8 to the Notes to Condensed Consolidated Financial Statements.

The change in other expenses (income), net, was primarily driven by currency fluctuations as well as a non-recurring other income item.

Provision for Income Taxes

	Nine Months Ended June 30,
	2020	2019	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for income taxes	$510	$969	$(459)	(47)%

The income tax provision for the nine months ended June 30, 2020 was primarily related to foreign taxes on our profitable foreign operations and foreign withholding taxes on dividends partially offset by a discrete tax benefit for a true-up in federal income tax payable. The income tax provision recorded in the nine months ended June 30, 2019 was primarily related to the foreign withholding taxes on the dividend distribution and foreign taxes on our profitable foreign operations.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $192.4 million. Based on our future expectations and historical usage, we believe our current cash and cash equivalents are sufficient to meet our operating needs including principal payments related to our debt for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts, expansion of our business and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock and terms of any debt could impose restrictions on our operations. The sale of additional equity or additional convertible debt securities could result in more dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in, or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

In May 2020, we issued $172.5 million aggregate principal amount of 2.625% convertible senior notes (the “Notes”). The Notes mature on June 1, 2025 unless repurchased, redeemed or converted in accordance with their terms prior to such date. During the three months ended June 30, 2020, the net proceeds from the issuance of the Notes was $166.9 million, net of initial purchasers’ discounts. We used $40.0 million of the net proceeds to repay in full the debt outstanding under, and terminated the credit agreement dated May 4, 2018, as amended, by and among us, Wells Fargo, as administrative agent, and the lenders party thereto. Refer to Notes 7 and 8 in the notes to our condensed consolidated financial statements included in in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Cash Flows

	Nine Months Ended June 30,
	2020	2019
	(in thousands)
Cash flows provided by operating activities	$7,222	$4,801
Cash flows used in investing activities	(190)	(227)
Cash flows provided by (used in) financing activities	124,586	(2,802)

Operating Activities
Cash provided by or used in operating activities is primarily influenced by the sales of our products, our personnel-related expenditures, our facility related costs and the amount and timing of customer payments. Our largest source of operating cash inflows is cash collections from our customers from the sale of subscriptions and professional services.
Net cash provided by operating activities during the nine months ended June 30, 2020 was primarily the result of non-cash adjustments of $24.7 million exceeding our net loss of $10.0 million partially offset by net cash outflows of $7.5 million from changes in operating assets and liabilities. Non-cash expenses consisting primarily of stock-based compensation of $17.2 million, depreciation and amortization of $4.2 million, amortization of capitalized contract acquisition costs of $1.9 million, and amortization of debt discount and issuance costs of $1.1 million. The net change in operating assets and liabilities primarily reflects an outflow from the changes in prepaid expenses and other assets of $3.6 million, other current and long-term liabilities of $2.3 million, accounts receivable of $2.3 million due to timing of billing and cash collections, and accrued employee compensation of $1.2 million due to payments of bonuses and other employee benefits, offset mainly by an inflow from the changes in deferred revenue of $1.1 million caused by the timing of invoicing and accounts payable of $0.8 million due to timing of vendor invoices and payments.
Net cash provided by operating activities during the nine months ended June 30, 2019 was primarily the result of $19.4 million of non-cash expenses consisting primarily of stock-based compensation and depreciation and amortization exceeding our net loss of $13.6 million partially offset by net cash outflows of $0.9 million from changes in operating assets and liabilities. The net change in operating assets and liabilities primarily reflects an outflow from the changes in deferred revenue of $2.7 million driven mainly by the timing of invoicing, prepaid expenses and other assets of $1.4 million, and accrued employee compensatio

n of $0.7 million due to payments of bonuses and other employee benefits, offset mainly by an inflow from the changes in accounts receivable of $2.3 million due to timing of billing and cash collections and accounts payables of $1.1 million due to the timing of vendor invoice payments.

Investing Activities
Net cash used in investing activities for the nine months ended June 30, 2020 and 2019 was related to purchases of property and equipment.

Financing Activities
Net cash provided by financing activities for the nine months ended June 30, 2020 was due to the net proceeds from the issuance of our convertible senior notes and proceeds from purchases made under our employee stock purchase plan and the exercises of stock options. With the net proceeds from the issuance of convertible senior notes, we paid in full the term loan from Wells Fargo.
Net cash used in financing activities for the nine months ended June 30, 2019 was due to the principal payment on our term loan with Wells Fargo, partially offset from cash provided by the exercises of stock options and purchases made under our employee stock purchase plan.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our most recent Annual Report filed on Form 10-K for the fiscal year ended September 30, 2019, except for convertible senior notes, changes associated with lease accounting resulting from the adoption of ASU 2016-02, Leases (Topic 842), and changes resulting from the adoption of ASU 2017-04, Intangibles—Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment as described below:
Convertible Senior Notes
In May 2020, we issued $172.5 million aggregate principal amount of 2.625% convertible senior notes. We separate our convertible senior notes (the “Notes”) into liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option is determined by deducting the fair value of the liability component from the principal amount of the Notes. The excess of the principal amount of the Notes over the carrying amount of the liability component (“debt discount”) is amortized to interest expense at an effective interest rate over the contractual terms of the Notes. The equity component is recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. We allocate the issuance costs to the liability and equity components of the Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the contractual terms of the Notes. Issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity.
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

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We define adjusted EBITDA as net loss before items discussed below, including stock-based compensation expense, depreciation and amortization, interest expense, net, other expenses (income), net, and provision for (benefit from) income taxes. We believe adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. We also use this measure internally to establish budgets and operational goals to manage our business and evaluate our performance.

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

•	adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income and expense; and

•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following tables provide a reconciliation of adjusted EBITDA to net loss (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of Adjusted EBITDA
Net loss	$(2,380)	$(3,004)	$(10,007)	$(13,638)
Adjustments
Stock-based compensation expense	5,400	3,723	17,232	12,822
Depreciation and amortization	1,350	1,658	4,163	5,191
Interest expense, net	1,986	689	2,951	2,313
Other expenses (income), net	(168)	(4)	(423)	408
Provision for income taxes	182	230	510	969
Adjusted EBITDA	$6,370	$3,292	$14,426	$8,065

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our exposure to market risks from that discussed in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2019.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of June 30, 2020, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events.

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
The outbreak of the novel coronavirus, COVID-19, has evolved into a global pandemic and public health emergency. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. As the COVID-19 pandemic is complex and rapidly evolving, our business may be negatively affected for a sustained time frame. While our financial performance for the quarter ended June 30, 2020 has not been materially impacted by COVID-19, at this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position, and cash flows.
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
We have incurred net losses of $2.4 million and $3.0 million for the three months ended June 30, 2020 and 2019, respectively, and $10.0 million and $13.6 million for the nine months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $222.4 million. Our expenses may increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology industry. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.
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

Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the Court of Justice of the European Union (the “ECJ”) ruled in October 2015 that the US-EU Safe Harbor framework was invalid, and on July 16, 2020, invalidated its successor program the US-EU Privacy Shield as a mechanism for managing personal data transfers between the European Union and the United States (and other countries). While the ECJ upheld the adequacy of EU-specified standard contractual clauses (a form of contract approved by the EU commission as an adequate data transfer mechanism), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances and that their use must be assessed on a case-by-case basis taking into account the surveillance laws and right of individuals in the destination country. The ECJ went on to state that, if the competent supervisory authority believes that the standard contractual clauses cannot be complied with in the recipient country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer unless the data exporter has already done so itself.  We rely on a mixture of mechanisms to transfer personal data from our EU business to the U.S. (including having previously relied on US-EU Privacy Shield) and are evaluating what additional mechanisms may be required to establish adequate safeguards for personal data transfer. Furthermore, federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, for example, the recently enacted California Consumer Privacy Act of 2018 (“CCPA”), which creates new individual privacy rights for consumers and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020, and it requires covered companies to provide new disclosures to California consumers, provides such consumers, business-to-business contacts, and employees new ways to opt-out of certain sales of personal information, and allows for a new private right of action for data breaches. The CCPA may significantly impact our business activities and require substantial compliance costs that adversely affect business, operating results, prospects and financial condition.
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
We may require additional financing in the future to operate or expand our business, acquire assets or repay or refinance our existing debt. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, notes, or preferred stock, and our stockholders may experience dilution.
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
In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (Code), and similar state law provisions, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income. If our existing NOLs are subject to limitations arising from ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, also could result in an ownership change under Section 382 of the Code. There is also a risk that our NOLs could expire, or otherwise be unavailable to offset future income tax liabilities due to changes in the law, including regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons. Additionally, the CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021.  The CARES Act also temporarily repealed the 80% taxable income limitation for tax years beginning before January 1, 2021; net operating loss carried forward generated from 2018 or later and carryforwards to taxable years beginning after December 31, 2020 will be subject to the 80% limitation. Under the CARES Act, net operating losses arising in 2018, 2019 and 2020 can be carried back 5 years.

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

The exclusive forum provision in our restated certificate of incorporation may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims.
Our restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or the DGCL, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rule and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.
In addition, Section 203 of the DGCL may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.
Section 22 of the Securities Act of 1933, as amended (the Securities Act), creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. In May 2020, we amended and restated our restated bylaws to provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.
Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholders’ ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.
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
Risk Related to Ownership of Our Notes
Our outstanding notes are effectively subordinated to our secured debt and any liabilities of our subsidiaries.
Our outstanding notes will rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment with all of our liabilities that are not so subordinated; effectively junior to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt ranking senior or equal in right of payment to the notes will be available to pay obligations on the notes only after the secured debt has been repaid in full from these assets. There may not be sufficient assets remaining to pay amounts due on any or all of the notes then outstanding. The indenture governing the notes will not prohibit us from incurring additional senior debt or secured debt, nor will it prohibit any of our subsidiaries from incurring additional liabilities.

Our notes are our obligations only, and to the extent our operations will be conducted through, and a substantial portion of our consolidated assets will be held by, our subsidiaries, we may rely on distributions from such subsidiaries to service our debt.
Our notes are our obligations exclusively. To the extent our operations will be conducted through, and a substantial portion of our consolidated assets will be held by, our subsidiaries, our ability to service the notes will depend on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise, to pay amounts due on our obligations, including the notes. Our present and future subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make payments on the notes or to make any funds available for that purpose. In addition, dividends, loans or other distributions to us from such subsidiaries may be subject to statutory, contractual and other restrictions and are subject to other business considerations.

Our indebtedness could adversely affect our business and limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy our debt service obligations.
As of June 30, 2020, we had an aggregate principal amount of $172.5 million of notes outstanding. We may also incur additional indebtedness in the future to meet future financing needs. Our current indebtedness and any future incurrence of additional significant indebtedness could have adverse consequences, including the following:

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
Our ability to generate cash to repay our indebtedness is subject to the performance of our business, as well as general economic, financial, competitive and other factors that are beyond our control. If our business does not generate sufficient cash flow from operating activities or if future borrowings are not available to us in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition and ability to expand our business may be adversely affected. In addition, if we are unable to generate such cash flow or obtain sufficient borrowings, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Recent and future regulatory actions and other events may adversely affect the trading price and liquidity of our notes.
We expect that many investors in our notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the notes. Investors would typically implement such a strategy by selling short the common stock underlying the notes and dynamically adjusting their short position while continuing to hold the notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock. The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a ‘‘Limit Up-Limit Down’’ program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the notes to effect short sales of our common stock, borrow our common stock or enter into swaps on our common stock could adversely affect the trading price and the liquidity of our notes.
In addition, the liquidity of the market for our common stock may decline, which could reduce the number of shares available for lending in connection with short sale transactions and the number of counterparties willing to enter into an equity swap on our shares of common stock with a note investor. If investors in our notes seeking to employ a convertible note arbitrage strategy are unable to borrow or enter into equity swaps on our shares of common stock on commercially reasonable terms, then the trading of, and the liquidity of the market for, our notes may significantly decline.

Volatility in the market price and trading volume of our common stock could adversely impact the trading price of our notes.
We expect that the trading price of the notes will be significantly affected by the market price of our common stock. The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section and this report, many of which are beyond our control, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our common stock would likely adversely impact the trading price of our notes. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading price of the notes.
In addition, the condition of the financial markets and changes in prevailing interest rates can have an adverse effect on the trading price of our notes. For example, prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, and any increase in prevailing interest rates could adversely affect the trading price of our notes.

We and our subsidiaries may incur substantially more debt or take other actions which would intensify the risks discussed above.
We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing our notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the notes that could have the effect of diminishing our ability to make payments on our notes when due.

We may not have the ability to raise the funds necessary to settle conversions of our notes in cash, to repurchase our notes for cash upon a fundamental change or to pay the redemption price for any notes we redeem, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.
Holders of our notes have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes that are being redeemed or converted.
In addition, our ability to repurchase the notes or to pay cash upon redemptions or conversions of the notes may be limited by law, by regulatory authority, or by other agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the occurrence of a fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.

The conditional conversion feature of our notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of our notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as our outstanding notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (‘‘ASC 470-20’’), an entity must separately account for the liability and equity components of the convertible debt instruments (such as our notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date, and the value of the equity component is treated as debt discount for purposes of accounting for the debt component of the notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the accretion of the discounted carrying value of the notes to their face amount over the respective terms of the notes. We report larger net losses (or lower net income) in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest rate, which could adversely affect our future financial results, the trading price of our common stock or the trading price of the notes.
In addition, under certain circumstances, the treasury stock method for calculating diluted earnings per share is permitted for convertible debt instruments (such as the notes) that may be settled entirely or partly in cash. As a result, for purposes of calculating diluted earnings per share, we will include, under certain circumstances, the shares underlying the notes only to the extent that the conversion value of the notes exceeds the principal amount; provided that we will not use the treasury stock method if the effect on diluted earnings per share would be anti-dilutive.
In July 2019, the FASB issued an exposure draft that proposes to change the accounting for the convertible debt instruments described above. Under the exposure draft, an entity may no longer be required to separately account for the liability and equity components of convertible debt instruments. This could have the impact of reducing non-cash interest expense, and thereby decreasing net loss (or increasing net income). Additionally, as currently proposed, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method may be required. Application of the ‘‘if-converted’’ method may reduce our reported diluted earnings per share. We cannot be sure that this exposure draft will be issued, or will be issued in its current format. We also cannot be sure whether other changes may be made to the current accounting standards related to the notes, or otherwise, that could have an adverse impact on our financial statements.

Future sales of our common stock or equity-linked securities in the public market could lower the market price for our common stock and adversely impact the trading price of the notes.
In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options, settlement of other equity incentive awards, and upon conversion of the notes. The indenture for our notes does not restrict our ability to issue additional common stock or equity- linked securities in the future. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the trading price of our notes and the market price of our common stock and impair our ability to raise capital through the sale of additional common stock or equity-linked securities.

Holders of our notes are not entitled to any rights with respect to our common stock, but they are subject to all changes made with respect to them to the extent our conversion obligation includes shares of our common stock.
Holders of our notes are not entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock) prior to the conversion date relating to such notes (if we have elected to settle the relevant conversion by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share)) or the last trading day of the relevant observation period (if we elect to pay and deliver, as the case may be, a combination of cash and shares of our common stock in respect of the relevant conversion), but holders of notes will be subject to all changes affecting our common stock. For example, if an amendment is proposed to our certificate of incorporation or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the conversion date related to a holder’s conversion of its notes (if we have elected to settle the relevant conversion by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share)) or the last trading day of the relevant observation period (if we elect to pay and deliver, as the case may be, a combination of cash and shares of our common stock in respect of the relevant conversion), such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock.

The conditional conversion feature of the notes could result in holders of our notes receiving less than the value of our common stock into which the notes would otherwise be convertible.
Prior to the close of business on the business day immediately preceding March 1, 2025, the holders of our notes may convert their notes only if specified conditions are met. If the specific conditions for conversion are not met, our note holders will not be able to convert their notes, and they may not be able to receive the value of the cash, common stock or a combination of cash and common stock, as applicable, into which the notes would otherwise be convertible.

Upon conversion of our notes, our note holders may receive less valuable consideration than expected because the value of our common stock may decline after such exercise of conversion rights but before we settle our conversion obligation.
Under the notes, a converting holder will be exposed to fluctuations in the value of our common stock during the period from the date such holder surrenders notes for conversion until the date we settle our conversion obligation.
Upon conversion of the notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to satisfy our conversion obligation in cash or a combination of cash and shares of our common stock, the amount of consideration that our note holders will receive upon conversion of their notes will be determined by reference to the volume-weighted average price of our common stock for each trading day in a 40 consecutive trading day observation period. This period would be (i) subject to clause (ii), if the relevant conversion date occurs prior to March 1, 2025, the 40 consecutive trading day period beginning on, and including, the second trading day immediately succeeding such conversion date; (ii) if the relevant conversion date occurs on or after the date of our issuance of a notice of redemption calling such note for redemption and on or prior to the business day immediately preceding the relevant redemption date, the 40 consecutive trading days beginning on, and including, the 41st scheduled trading day immediately preceding such redemption date; and (iii) subject to clause (ii), if the relevant conversion date occurs on or after March 1, 2025, the 40 consecutive trading days beginning on, and including, the 41st scheduled trading day immediately preceding the maturity date. Accordingly, if the price of our common stock decreases during this period, the amount and/or value of consideration a note holder will receive will be adversely affected. In addition, if the market price of our common stock at the end of such period is below the average volume-weighted average price of our common stock during such period, the value of any shares of our common stock that our note holders will receive in satisfaction of our conversion obligation will be less than the value used to determine the number of shares that they will receive.
If we elect to satisfy our conversion obligation solely in shares of our common stock upon conversion of the notes, we will be required to deliver the shares of our common stock, together with cash for any fractional share, on the second business day following the relevant conversion date. Accordingly, if the price of our common stock decreases during this period, the value of the shares that note holders receive will be adversely affected and would be less than the conversion value of the notes on the conversion date.

Our notes are not protected by restrictive covenants.
The indenture governing the notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. The indenture does not contain any covenants or other provisions to afford protection to holders of the notes in the event of a fundamental change or other corporate transaction involving us except to the extent described in the indenture governing the notes.

The increase in the conversion rate for notes converted in connection with a make-whole fundamental change or a notice of redemption may not adequately compensate note holders for any lost value of their notes as a result of such transaction or redemption.
If a make-whole fundamental change occurs prior to the maturity date or if we deliver a notice of redemption, we will, under certain circumstances, increase the conversion rate by a number of additional shares of our common stock for notes converted in connection with such make-whole fundamental change or notice of redemption, as the case may be. The number of additional shares, if any, by which the conversion rate will be increased will be determined based on the date on which the make-whole fundamental change occurs or becomes effective or the date of the notice of redemption, as the case may be, and the price paid (or deemed to be paid) per share of our common stock in the make-whole fundamental change or determined with respect to the notice of redemption, as the case may be. Although the increase in the conversion rate is designed to compensate note holders for the option value that their notes lose as result of a make-whole fundamental change or a redemption, as the case may be, the value provided by the increase in the conversion rate is only an approximation of the lost option value and may not adequately compensate note holders for any lost value of their notes as a result of such transaction or redemption, as the case may be. In addition, if the ‘‘stock price’’ (as defined in the indenture governing the notes) is greater than $325.00 per share or less than $26.14 per share (in each case, subject to adjustment), no additional shares will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of notes as a result of this adjustment exceed 38.2555 shares of common stock, subject to adjustment.
Our obligation to increase the conversion rate for notes converted in connection with a make-whole fundamental change or notice of redemption could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.

Upon any redemption of the notes on or after June 6, 2023 or any conversion of the notes in connection with a notice of redemption, the cash comprising the redemption price, in the case of a redemption, or the applicable conversion rate, in the case of a conversion in connection with a notice of redemption, as applicable, may not fully compensate note holders for future interest payments or lost time value of their notes and may adversely affect their return on the notes.
On a redemption date occurring on or after June 6, 2023 and on or before the 41st scheduled trading day immediately before the maturity date, we may redeem for cash all or any portion of the notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we call any or all of the notes for redemption, our note holders may convert their notes at any time prior to the close of business on the business day immediately preceding the redemption date. Upon such redemption or conversion, the cash comprising the redemption price, in the case of a redemption, or the applicable conversion rate, in the case of a conversion in connection with a notice of redemption, in either case, may not fully compensate our note holders for any future interest payments that they would have otherwise received or any other lost time value of their notes. In addition, we may choose to redeem some or all of the notes, including at times when prevailing interest rates are relatively low and our note holders may not be able to reinvest the proceeds or conversion consideration they receive from the redemption or conversion prior to the redemption, respectively, of such notes in a comparable security at an effective interest rate as high as the interest rate on the notes being redeemed.

The conversion rate of our notes may not be adjusted for all dilutive events.
The conversion rate of our notes is subject to adjustment for certain events, including, but not limited to, the issuance of certain stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers. However, the conversion rate will not be adjusted for other events, such as a third-party tender or exchange offer or an issuance of our common stock for cash, that may adversely affect the trading price of the notes or our common stock. An event that adversely affects the value of the notes may occur, and that event may not result in an adjustment to the conversion rate.

Provisions in the indenture for the notes may deter or prevent a business combination that may be favorable to our security holders.
If a fundamental change occurs prior to the maturity date, holders of our notes will have the right, at their option, to require us to repurchase all or a portion of their notes. In addition, if a make-whole fundamental change occurs prior the maturity date, we will in some cases be required to increase the conversion rate for a holder that elects to convert its notes in connection with such make-whole fundamental change. Furthermore, the indenture for the notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the notes. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to our security holders.

Some significant restructuring transactions may not constitute a fundamental change, in which case we would not be obligated to offer to repurchase the notes.
Upon the occurrence of a fundamental change, our note holders have the right to require us to repurchase their notes. However, the fundamental change provisions will not afford protection to holders of notes in the event of other transactions that could adversely affect the notes. For example, transactions such as leveraged recapitalizations, refinancings, restructurings, or acquisitions initiated by us may not constitute a fundamental change requiring us to repurchase the notes. In the event of any such transaction, the note holders would not have the right to require us to repurchase the notes, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the holders of notes.

We have not registered the notes or the common stock issuable upon conversion of the notes, if any, which will limit our note holders’ ability to resell them.
The offer and sale of the notes and the shares of common stock issuable upon conversion of the notes, if any, have not been registered under the Securities Act or any state securities laws. Unless the notes and the shares of common stock issuable upon conversion of the notes, if any, have been registered, the notes and such shares may not be transferred or resold except in a transaction exempt from or not subject to the registration requirements of the Securities Act and applicable state securities laws. We do not intend to file a registration statement for the resale of the notes and the common stock, if any, into which the notes are convertible.

There may not be an active trading market for our notes.
We do not intend to apply to list the notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. The liquidity of the trading market in the notes, and the market price quoted for the notes, may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, an active trading market may not be maintained for the notes, and the market price and liquidity of the notes may be adversely affected. In that case note holders may not be able to sell their notes at a particular time or they may not be able to sell their notes at a favorable price.

Any adverse rating of the notes may cause their trading price to fall.
We do not intend to seek a rating on the notes. However, if a rating service were to rate the notes and if such rating service were to lower its rating on the notes below the rating initially assigned to the notes or otherwise announces its intention to put the notes on credit watch, the trading price of the notes could decline.

Note holders may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the notes even though they do not receive a corresponding cash distribution.
The conversion rate of the notes is subject to adjustment in certain circumstances, including the payment of cash dividends. If the conversion rate is adjusted as a result of a dividend that is taxable to our common stockholders, such as a cash dividend, note holders will be deemed to have received a distribution subject to U.S. federal income tax, without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion rate after an event that increases a note holder’s proportionate interest in us could be treated as a deemed taxable dividend to the holder. If a make-whole fundamental change occurs prior to the maturity date or if we deliver a notice of redemption, we will, under certain circumstances, increase the conversion rate for notes converted in connection with the make-whole fundamental change or notice of redemption, as the case may be. Such increase also may be treated as a distribution subject to U.S. federal income tax as a dividend. It is unclear whether any such deemed dividend would be eligible for the preferential tax treatment generally available for dividends paid by U.S. corporations to certain non-corporate U.S. holders. If a note holder is a non-U.S. holder, any deemed dividend would generally be subject to U.S. federal withholding tax, which may be set off against subsequent payments on the notes or any shares of our common stock owned by the holder or from any proceeds of any subsequent sale, exchange or other disposition of the notes (including the retirement of a note) or such common stock or other funds or assets of the holder. The Internal Revenue Service has proposed regulations addressing the amount and timing of deemed distributions, obligations of withholding agents and filing and notice obligations of issuers, which if adopted could affect the U.S. federal income tax treatment of beneficial owners of notes deemed to receive such a distribution.

We may invest or spend the proceeds of from the sale of our notes in ways with which our security holders may not agree or in ways which may not yield a return.
Our management will have considerable discretion in the application of the net proceeds from the sale of our notes, and our security holders will not have the opportunity to assess whether the proceeds are being used appropriately. The net proceeds may be invested with a view towards long-term benefits for our stockholders and this may not increase our operating results or market value. The failure by our management to apply these funds effectively may adversely affect the return on investment.

Because the notes will initially be held in book-entry form, holders must rely on DTC’s procedures to receive communications relating to the notes and exercise their rights and remedies.
We will initially issue the notes in the form of one or more global notes registered in the name of Cede & Co., as nominee of DTC. Beneficial interests in global notes will be shown on, and transfers of global notes will be effected only through, the records maintained by DTC. Except in limited circumstances, we will not issue certificated notes. Accordingly, if a note holder owns a beneficial interest in a global note, then it will not be considered an owner or holder of the notes. Instead, DTC or its nominee will be the sole holder of the notes. Unlike persons who have certificated notes registered in their names, owners of beneficial interests in global notes will not have the direct right to act on our solicitations for consents or requests for waivers or other actions from holders. Instead, those beneficial owners will be permitted to act only to the extent that they have received appropriate proxies to do so from DTC or, if applicable, a DTC participant. The applicable procedures for the granting of these proxies may not be sufficient to enable owners of beneficial interests in global notes to vote on any requested actions on a timely basis. In addition, notices and other communications relating to the notes will be sent to DTC. We expect DTC to forward any such communications to DTC participants, which in turn would forward such communications to indirect DTC participants. However, we can make no assurances that note holders will timely receive any such communications.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None.

Item 6.	Exhibits
The following documents are filed as Exhibits to this report:

Exhibit Number	Exhibit Description	Filed Herewith

4.1
Indenture dated May 22, 2020 between Model N, Inc. and U.S. Bank, National Association (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on May 22, 2020).

4.2
Form of Global Note, representing Model N, Inc.’s 2.625% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).(incorporated by reference to Exhibit A to the Indenture filed as Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on May 22, 2020).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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
Date: August 4, 2020

MODEL N INC.

By:	/s/ David Barter
David Barter
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)