Form 10-K
period 2020-09-30
MODEL N, INC.
filed 2020-11-23
CIK 1118417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange Stock Market on March 31, 2020, was approximately $749 million.
The number of shares of Registrant’s Common Stock outstanding as of November 6, 2020, was 34,821,279.
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on February 19, 2021, are incorporated by reference into Part III of this Report.

PART I.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (Securities Act) and the Securities Exchange Act of 1934 (Exchange Act). All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, the expected impact of the COVID-19 pandemic on our operations, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “goal,” “plan,” “intend,” “expect,” “seek”, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Part I, Item 1A. Risk Factors,” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

ITEM 1.    Business

Overview
Model N is a leading provider of cloud revenue management solutions for life sciences and high tech companies. Our software helps companies drive mission critical business processes such as pricing, quoting, contracting, regulatory compliance, rebates and incentives. With deep industry expertise, Model N supports the complex business needs of the world’s leading brands in life sciences and high tech including Johnson & Johnson, AstraZeneca, Novartis, Microchip Technology and ON Semiconductor.
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
Life Sciences:
•the emergence of large group purchasing, managed care organizations and integrated healthcare delivery networks drive increased pricing pressure, contract volume, and complexity;
•increased customer and channel incentives and rebates result in the increased risk of extending unearned discounts and the overpayment of rebates;
•the shift of purchasing influence from physicians to economic buyers makes price and commercial terms key decision making factors;
•increased spending on healthcare by governments instead of commercial entities adds further regulatory oversight to transactions;
•expanded scope of government mandates, frequency of regulatory reporting and audits, and fines, all of which increase administrative burden and monitoring costs;
•increased payer-provider consolidation which makes market access harder; and
•increased revenue leakage through 340B channels.
High Tech:
•shortened product lifecycles driving rapid pricing changes and require quick responses to quotes and competitive bidding;
•increased number of core high tech products sold into different end markets with segment-specific pricing;
•cyclicality and rising R&D costs contributing to a focus on maximizing sell time, margins and revenues;

•increased complexity of multi-tiered global distribution channels intensifying channel conflict and price erosion;
•changing financial reporting requirements due to channel complexity; and
•increased use of off-invoice discounting to offset upfront discounts and mask end-customer pricing resulting in a lack of price transparency that can erode gross margins.
Challenges to Effective Revenue Management
Traditionally, companies addressed revenue management through a patchwork of manual processes and inflexible and costly custom solutions. This outdated approach to revenue management impedes the ability of companies to respond to changing market conditions, preventing them from maximizing revenue and increasing their revenue compliance risk. Critical challenges include:
•Incomplete and unreliable information for critical strategic decisions.  Legacy manual processes and systems used to manage the revenue lifecycle create silos of data causing companies to make strategic marketing, pricing and resource allocation decisions that are based on incomplete or inaccurate information. As a result, revenue strategies can be suboptimal, budgets may be misallocated, and sales and marketing efforts can fail to positively impact revenues.
•Revenue leakage due to inadequate contract management and enforcement. Customer-specific contracts with complex pricing and commercial terms are common in many industries, in particular life sciences and high tech. When the commercial terms of these contracts are not automated and monitored systematically, deviations from contract pricing can occur, volume commitments can be missed, unearned discounts may be given, and revenue can be lost.
•Revenue leakage due to the overpayment of incentives. life sciences and high tech companies process massive volumes of rebates and incentives. A lack of centralized, automated and enforceable processes can result in overpayment of incentives. Revenue leakage is also driven by inconsistent global pricing, poor price concession controls, and unmet contractual volume commitments.
•Ineffective pricing across geographies and complex channels. Sophisticated buyers deploy global procurement strategies to discover and exploit regional and channel differences in pricing and contracting. The inability to enforce a single price for a specific sales opportunity across regions and channels can result in channel conflicts, which leads to price and revenue erosion.
•Inaccurate financial reporting. Complex contracts and distribution channels have made it more difficult to obtain and process financial information, which can result in inaccurate financial reporting. For example, high tech companies face significant complexity in financial reporting and revenue recognition at the point of sale in their distribution channels. Life sciences companies have substantial challenges correctly accruing their massive rebate and incentive claim volumes.
•Difficulty complying with complicated government regulations. Satisfying the regulatory requirements of numerous federal and state programs is increasingly complex for life sciences companies. For example, government-driven programs require sophisticated monitoring and reporting to compute and pay mandated rebates and fees under numerous federal and state programs. Government audits can expose ineffective management of these regulatory requirements and can result in penalties or program ineligibility.
Our Solutions
Our solutions enable customers to achieve significant returns on investment through increased revenues and gross margins while addressing vital business objectives:
•Driving optimal pricing and contracting strategies. Our customers use our solutions to develop, deploy, monitor, and drive optimal pricing and contracting strategies. Our solutions consolidate information across the revenue lifecycle and provide visibility into historical volume, price, and contract performance trends. Our pricing analytics enable our customers to identify untapped revenue opportunities across customers or products and make better pricing and contracting decisions.
•Realizing greater value from contracts. Our solutions enable customers to codify and automate complex pricing, incentives, and financial and fulfillment terms that previously resided mainly on paper contracts. Our customers can maximize the value of contracts and realize additional revenue by tracking their customers’ performance and enforcing contract terms. Our solutions automatically price orders in real-time and enforce contract pricing and commercial terms. Our solutions also enable customers to track and execute other revenue-enhancing financial terms, such as negotiated price increases.

•Maximizing revenue by standardizing and enforcing pricing and discounting policies. Our solutions allow customers to standardize pricing policies that can be enforced automatically across the enterprise and the channels to restrict unauthorized sales practices and discounting by sales personnel. By raising the visibility of, requiring authorization of, and enabling rapid resolution of, non-standard pricing, our customers can use our solutions to reduce unauthorized discounting. Through our channel solutions, our customers can gain visibility into and enforce channel pricing and reduce price erosion caused by different price quotes for the same end customer.
•Executing and optimizing channel incentives. Our solutions enable customers to manage the entire incentive lifecycle, from contracting to recognition and payment. Accurate management allows our customers to eliminate unearned discounts and overpayment of incentives. Our solutions also provide our customers with greater cross channel visibility to manage the effectiveness of their channel incentive programs. With this insight, our customers can better utilize their channel incentives to positively influence channel behavior and thus increase revenue.
•Achieving accurate financial reporting. With our solutions, customers can manage all aspects of the contract-to-payment process related to calculating, monitoring, processing and triggering payments to end customers and channel intermediaries. For example, by automating all rebates, these liabilities can be accurately accrued, enabling our customers to consistently record accruals in compliance with financial accounting requirements, while ensuring customers and channels are credited on a timely basis.
•Automating government regulatory compliance to reduce revenue risk. Our solutions enable customers to comply systematically with government regulations, policies, procedures, pricing, and reporting requirements. Further, by automating and integrating contract terms, incentives and pricing into mandated price and payment calculations, our life sciences customers are better able to manage compliance with the terms of critical government programs that provide significant sources of revenue.
Our Competitive Strengths
We believe our key competitive strengths include:
•Comprehensive approach to revenue management. Our solutions address the end-to-end revenue management lifecycle. Our integrated, end-to-end application suites enable our customers to transform their revenue management processes from disjointed tactical operations into a cohesive, strategic, end-to-end process. Providing suites of cloud-based solutions is an advantage that enables us to address both decision making and process automation.
•Deep domain knowledge. Our expertise in the revenue management needs of life sciences and high tech companies enables us to develop solutions that address the unique demands of these industries. By incorporating best practices into our industry-specific solutions, implementation methodologies and support programs, our customers can experience significantly accelerated time to value. Our team possesses deep industry expertise in life sciences and high tech to enable our customers to maximize and accelerate the transformational benefits of our solutions.
•Strong customer base. We have established a reputation for delivering revenue management solutions to leading life sciences and high tech customers. Our close customer relationships provide us with insight into how these companies use our solutions and help us to maintain a competitive advantage by anticipating their future requirements. We also believe that the use of our products by respected industry leaders also increases the value of our brand in these industries.
•Talented team focused on customer success. We employ experts from the life sciences and high tech industries in key customer-facing and development roles. Additionally, we have established strong core values that start with a focus on customer success. Our customer focus has resulted in close relationships with our customers and a strong reference base for sales opportunities.
Products
We provide solutions that span the organizational and operational boundaries of functions such as sales, marketing, and finance and serve as a system of record for crucial revenue management processes including pricing, quoting, contracts, rebates, incentives, channel management, reporting and regulatory compliance. Our solutions are purpose-built for the life sciences and high tech industries and are designed to work with enterprise resource planning (ERP) and customer relationship management (CRM) applications. Our solutions enable real-time pricing, contract management, deal management, quoting, and channel incentives management, including rebates, incentives, and regulatory compliance. Our Revenue Cloud suites comprise multiple applications, which are integrated to work together but are flexible enough to be deployed individually. For example, when deployed as an interconnected suite, our solutions allow prices that are set up in the price management process to flow into the quoting process. Similarly, closed deals are captured in contract management and can be synchronized with ERP systems and into regulatory reporting as required by government agencies. Our solutions provide critical data such as prices, quotes, contracts, incentives and rebate claims that are typically not available in other enterprise systems. Our solutions can also provide customers predictive revenue insight optimization of sales and marketing investments and offers, as well as customer profitability intelligence.
Revenue Cloud for Life Sciences – Our suite of revenue management solutions deliver end to end workflow, visibility and control across the enterprise and integrate with front-office products (e.g. CRM) as well as back-office products (e.g. ERP). This helps life science companies improve revenue and operational efficiency while adhering to government regulations as they create and execute contracts with their customers.
Our integrated suite of solutions includes the following products:
•Global Pricing Management. Minimizes price erosion of products in international markets due to competitive pressures and government mandate throughout the product lifecycle. Enables a streamlined pricing process by consolidating information into a single system of record, which provides users’ access to accurate and up-to-date information. Provides an in-built International Reference Pricing (IRP) simulation and price controls, launches sequence optimization and tracking and forecasting of prices and sales among other features.
•Global Tender Management. Improves revenue regionally and globally by enabling opportunity segmentation and targeting, optimal bid pricing and post-award tracking to manage the contract lifecycle and award value.
•Provider Management.  Minimizes rebate overpayments and ensures compliance with price-tier commitments. Manufacturers can effectively manage and execute complex institutional contracts with Providers (Hospitals, IDNs, GPOs). This product helps minimize revenue leakage and improves operational efficiency by allowing the manufacturer to set up contracts using structured pricing and price alerts for each product and customer, implement the contracts and allow price look up, resolution and monitoring in end to end workflows enabled by analytics to drive contract compliance. This product calculates fees to be paid to wholesalers and GPOs as well as incentives to providers.
•Payer Management.  Minimizes revenue leakage and noncompliance of complex contracts with Payers (Pharmacy Benefit Managers (PBMs)/Plan Sponsors). Significant revenue leakage can happen without proper handling of rebate requests from PBMs. Payer Management is an end-to-end industry-leading payer management solution which can help end revenue leakage in payer rebating processes and ensure adherence to complex government pricing regulations.
•Government Pricing. Optimizes revenue and reduces the risk of fines and other penalties due to non-compliance with regulatory pricing requirements.
•Medicaid. Improves compliance with regulatory requirements and payments of rebate claims timely and at correct rates for government Medicaid programs.
Revenue Cloud for High Tech – Our suite of solutions enables customers to modernize their sales processes by adopting a strategic approach to manage the revenue lifecycle by planned revenue.
•Deal Management. Increases deal conversion and pricing consistency with pricing, quotes and contracts natively supporting the High Tech Channel end-to-end.
•Deal Intelligence. Controls price concessions and determines ideal prices by using in-context analytics.
•Channel Management. Provides manufacturers a clearer view of inventory, including the ability to evaluate and perform actions, such as price protection and stock rotation and matching available inventory to quotes.
•Market Development Fund Management. Allows companies to streamline their MDF process and reduce revenue leakage by increasing partner participation.
•Rebates Management.  Centralizes control of rebate programs to reduce upfront discounts and enables effective management of all incentives.
•Channel Data Management. Automates the process of collection, cleansing, validation and standardization of channel partner data, such as POS, inventory, and claims.
•Configure Price Quote. Streamlines the quote to contract process by enabling the configuration of complex services, bundles and solutions into a single interface. This application provides integration with the SAP ERP system and SAP Variant Configurator.

•Contract Lifecycle Management. Enables organizations to create and manage all types of sell-side contracts in one place including service contracts, sales contracts, NDAs, statements of work, and more. The solution enables users to create and manage contracts directly.
Technology
Our Revenue Cloud solution is architected in multiple layers. The first layer is composed of end-user operational and analysis solutions. The middle layer is comprised of supporting services and business engines. The lowest layer is made up of a unified technology platform used to construct and support all modules in higher layers. The platform also provides access to the normalized operational database where the transactional revenue management data used by the operational solutions are stored. It also provides access and facilitates the synchronization with the de-normalized analytics database where the revenue management data used by analytics and AI/ML solutions are stored.
Our Revenue Cloud solutions are built on a variety of industry standards such as Java EE, HTML5, ReactJS, Amazon Web Services and Force.com, which gives end users an intuitive and familiar user experience. These standard technologies enable us to offer our customers a familiar technology environment that is widely understood and utilized, as well as the ability to use certain solutions on the “go” with a tablet or other mobile devices, including smartphones running iOS and Android.
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
Our technology is designed specifically to handle the complex calculations and massive data sets associated with revenue management processes typical in the life sciences and high tech industries. With the expansion of global deployments, scalability has been a key requirement of our customers and a focus for us across all the layers of our application suites.
Our solutions have been designed to ensure high reliability and strong security, and the technology platform includes a comprehensive set of built-in features and management tools to allow optimal and continuous operation. The Revenue Cloud for Life Sciences and Revenue Cloud for High Tech suites are only offered to our customers through the cloud. We manage a reliable architecture designed to reduce the risk associated with infrastructure outages, improve system scalability and security, and allow for flexibility in deployment. The environment for our cloud-based solutions is designed to be secure and provide high availability with disaster recovery capabilities.
Services and Customer Support
We offer a comprehensive set of services to assist our customers through the full lifecycle of new business transformations or upgrades of existing solutions. We help our customers define, implement and support or manage our solutions. We provide implementation services, managed services and strategic services both on and offshore, as described below.
•Implementation services. We assist our customers in the implementation or upgrade of our Revenue Cloud, including project management, design and solution blueprint, process improvement, application configuration or customization, systems integration, data cleansing and migration, testing and performance tuning, production cutover and post go-live support.
•Managed services. We offer managed services for customers using our solutions either on-premise through a legacy contract or in the cloud, which include systems administration and infrastructure management, application support, custom feature support and education services, including process, application and end-user training.
•Strategic services. We assist our customers in defining best practices and strategies in revenue management, assessing the capability of the existing transaction and decision support solutions, developing business cases for change and transformation plans and answering strategic questions.
•Customer support. We deliver customer support from support centers located in the United States, as well as at our offices in India. We offer a range of support offerings, including 24x7x365, packaged into varying levels of access to our support resources.
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
Customers
As of September 30, 2020, we had approximately 160 customers. For the fiscal year ended September 30, 2020, revenues from our life sciences and high tech customers accounted for approximately 78% and 22% of our total revenues, respectively. Our customers range in size from the largest multi-national corporations to smaller, emerging companies. Our customers represent a range of sub-verticals within the broader life sciences and high tech industries, including biotechnology, pharmaceutical, medical device, generics, semiconductor, electronic component, consumer electronics, and software. During the fiscal year ended September 30, 2020, we did not rely on any single customer for a material portion of our revenue or subscription revenue.
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
We host an annual customer conference, Rainmaker, which plays a significant role in driving sales of our solutions. Customers are invited both as attendees and participants to deliver sessions relevant to the interests and practices of the life sciences and high tech industries. We also invite potential customers to this conference to leverage our strong customer relationships to accelerate sales cycles. In addition, Rainmaker provides a forum to build our ecosystem of strategic partner relationships, offering partners the opportunity to work closely with our sales force on joint sales pursuits.
Research and Development
Our research and development organization is responsible for the definition, design, development, testing, certification and SaaS delivery of our solutions. Our efforts are focused on developing new solutions and technologies and further enhancing the functionality, reliability, performance, and configurability of existing solutions. When considering improvements and enhancements to our solutions, we engage with our customers and partners who provide essential input for product development and innovation. We assess emerging customer demand and proactively focus our efforts in bringing new solutions and enhancements to existing solutions to market following a seasonal release schedule. We also closely monitor the changes in business environment and regulations in our target industries, particularly in life sciences, to quickly deliver updates to our solutions that are critical for our customers to remain in compliance with government regulations.
As our solutions often serve as a system-of-record for our customers’ revenue management processes, our research and development efforts reflect the extensive information technology (IT) needs of our customers in both the life sciences and high-tech industries. Our research and development efforts continue to focus on evolving our solutions to meet the increasingly complex infrastructure requirements of our customers in these industries.
Our product development is based on deep industry knowledge and familiarity with the specific requirements of individual customers, combined with continued innovation using state of the art software development processes and tools. We follow an “agile” development process, which helps us clarify requirements and receive feedback early, accommodate changes and deliver products that better match the overall needs of our customers with higher quality.
As of September 30, 2020, our research and development team consisted of 237 employees globally.
Competition
The market for revenue management solutions is highly competitive, fragmented and subject to rapid changes in technology. We face competition from spreadsheet-assisted manual processes, internally developed solutions, large integrated systems vendors, providers of business process outsourcing services, horizontal revenue management solutions and smaller companies that offer point solutions. Companies lacking IT resources often resort to spreadsheet-assisted manual processes or personal database applications. Also, some potential customers, particularly large enterprises, may elect to develop their own internal solutions, including custom-built solutions that are designed to support the needs of a single organization. Companies with significant investments in ERP or CRM applications, which do not typically provide revenue management capabilities, may extend these horizontal applications with customizations or point solution applications to address single or a small set of revenue management sub processes or drivers. Common horizontal applications that customers attempt to configure for this purpose in the life sciences and high tech industries include large integrated systems vendors like SAP AG and Oracle Corporation. We also encounter competition from small independent companies such as Vistex, Inc., iContracts, Inc., EVERSANA, and E2open, LLC which compete based on price, unique product features or functions and custom developments.
We believe we compete based primarily on the following factors:
•industry expertise;
•comprehensiveness of solution;
•reliability, scalability and performance;
•access to prospective customers through strategic partnerships;
•global system and support capabilities; and
•industry brand, reputation and customer base.
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
With the introduction of advanced technologies and market entrants, we expect competition to intensify in the future. We also expect enterprise software vendors that focus on enterprise resource planning or back-office applications to enter our market with competing products. Also, we expect sales force automation vendors to acquire or develop solutions that may compete with our solutions.
Intellectual Property
We rely upon a combination of copyright, trade secret, trademark and, to a lesser extent, patent laws, and we also rely on contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. As of September 30, 2020, we had 11 patent applications pending and nine issued patents expiring between 2023 and 2038. We have a number of registered and unregistered trademarks. We maintain a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and to control access to our software, documentation and other proprietary information. We also believe that factors resulting from our length of presence in the market and significant research and development investments, such as our deep expertise in life sciences and high tech revenue management practices, the ability of our solutions to handle the complexities of revenue management processes, the technological and creative skills of our personnel, the creation of new features and functionality and frequent enhancements to our solutions are essential to establishing and maintaining our technology leadership position.
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
Human Capital Resources
As of September 30, 2020, we employed 781 people, including 371 in services and customer support, 237 in research and development, 93 in sales and marketing and 80 in a general and administrative capacity. As of such date, we had 413 employees in the United States and 368 employees in international locations. We also engage temporary employees and consultants. None of our employees are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.

We recognize that attracting, motivating and retaining talent at all levels is vital to continuing our success. By improving employee retention and engagement, we also improve our ability to support Model N’s customers and protect the long-term interests of our stakeholders and stockholders. We invest in our employees through high-quality benefits and various health and wellness initiatives, and offer competitive compensation packages, ensuring fairness in internal compensation practices.
To further engage and incentivize our workforce, we offer a wide range of programs and avenues for support, motivation, and professional recognition. We utilize both instructor-led training and online learning to provide custom training courses to ensure our sales and services teams stay up-to-date on our products and service offerings. For our talent pipeline development, we work closely with individual business functions to provide training and hands-on support for managers and leaders, who use our Performance/Potential Matrix to assess talent, identify development opportunities, and discuss succession planning.
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
Risk Factors Summary
Our business is subject to a number of risks and uncertainties, including those risks discussed at-length below. These risks include, among others, the following:
•We have incurred losses in the past, and we may not be profitable in the future.
•Our operating results are likely to vary significantly from period to period and be unpredictable, which could cause the trading price of our common stock to decline.
•We must improve our sales execution and increase our sales channels and opportunities in order to grow our revenues, and if we are unsuccessful, our operating results may be adversely affected.
•Our sales cycles are time-consuming, and it is difficult for us to predict when or if sales will occur.
•Our revenues are dependent on our ability to maintain and expand existing customer relationships and our ability to attract new customers.
•The loss of one or more of our key customers could slow our revenue growth or cause our revenues to decline.
•Because we recognize a majority of our subscription revenues from our customers over the term of their agreements, downturns or upturns in sales of our cloud-based solutions may not be immediately reflected in our operating results.
•Our implementation cycle is lengthy and variable, depends upon factors outside our control and could cause us to expend significant time and resources prior to earning associated revenues.

•The COVID-19 outbreak has had a material impact on the U.S. and global economies and could have a material adverse impact on our employees, suppliers and customers, which could adversely and materially impact our business, financial condition and results of operations.
•We depend on our management team and our key sales and development and services personnel, and the loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.
•Our transition from an on-premise to a cloud-based business model is subject to numerous risks and uncertainties.
•Our future growth is, in large part, dependent upon the increasing adoption of revenue management solutions.
•We are highly dependent upon the life sciences industry, and factors that adversely affect this industry could also adversely affect us.
•Failure to comply with applicable regulations may harm our business and financial condition.
•If our solutions do not interoperate with our customers’ IT infrastructure, sales of our solutions could be negatively affected, which would harm our business.
•If our solutions experience data security breaches, and there is unauthorized access to our customers’ data, we may lose current or future customers, our reputation and business may be harmed, and we may incur significant liabilities.
•Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand, which would substantially harm our business and operating results.
•Our stock price may be volatile, and you may be unable to sell your shares at or above your purchase price.
•Our indebtedness could adversely affect our business and limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy our debt service obligations.
Risk Related to Our Financial Condition
We have incurred losses in the past, and we may not be profitable in the future.
We have incurred net losses of $13.7 million and $19.3 million for the fiscal years ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $226.1 million. Our expenses may increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology industry. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.
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
Our operating results have historically varied from period to period, and we expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:
•our ability to increase sales to and renew agreements with our existing customers;
•our ability to expand and improve the productivity of our direct sales force;
•our ability to attract and retain new customers and to improve sales execution;
•our ability to continue to transition our customers from an on-premise to a cloud-based business model;
•the timing and volume of incremental customer purchases of our cloud-based solutions, which may vary from period to period based on a customer’s needs at a particular time;
•our ability to successfully expand our business domestically and internationally;
•disruptions in our relationships with partners;
•the timing of new orders and revenue recognition for new and prior period orders;

•changes in the competitive landscape of our industry, including mergers or consolidation among our customers or competitors;
•the complexity of implementations and the scheduling and staffing of the related personnel, each of which can affect the timing and duration of revenue recognition;
•issues related to changes in customers’ business requirements, project scope, implementations or market needs;
•the mix of revenues in any particular period between subscription and professional services;
•the timing of upfront recognition of sales commission expense relative to the deferred recognition of our revenues;
•the timing of recognition of payment of royalties;
•the timing of our annual payment and recognition of employee non-equity incentive and bonus payments;
•the budgeting cycles and purchasing practices of customers;
•changes in customer requirements or market needs;
•delays or reductions in information technology spending and resulting variability in customer orders from quarter to quarter;
•delays or difficulties encountered during customer implementations, including customer requests for changes to the implementation schedule;
•the timing and success of new product or service introductions by us or our competitors;
•the amount and timing of any customer refunds or credits;
•our ability to accurately estimate the costs associated with any fixed bid projects;
•deferral of orders from customers in anticipation of new solutions or solution enhancements announced by us or our competitors;
•the length of time for the sale and implementation of our solutions to be complete, and our level of upfront investments prior to the period we begin generating revenues associated with such investments;
•the amount and timing of our operating expenses and capital expenditures, and our ability to timely repay our debt;
•price competition;
•the rate of expansion and productivity of our direct sales force;
•regulatory compliance costs;
•required modifications to our solutions or services in response to changes in law or regulations;
•sales commissions expenses related to large transactions;
•technical difficulties or interruptions in the delivery of our cloud-based solutions;
•seasonality or cyclical fluctuations in our industries;
•future accounting pronouncements or changes in our accounting policies, including the impact of the adoption and implementation of the Financial Accounting Standards Board’s new standard regarding revenue recognition;
•increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates, as a significant portion of our expenses are incurred and paid in currencies other than the U.S. dollar;
•general economic conditions, both domestically and in our foreign markets;
•global epidemics, pandemics, or contagious diseases, such as COVID-19; and
•entry of new competitors into our market.
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
A substantial portion of our total revenues in any given period may come from a relatively small number of customers. As of September 30, 2020, we had approximately 160 customers. Although our largest customers typically change from period to period, for the fiscal year ended September 30, 2020, our 15 largest customers accounted for 48% of our total revenues. During the fiscal year ended September 30, 2020, no customer represented more than 10% of our total revenues or more than 10% of our subscription revenues. We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our total revenues for the foreseeable future. The loss of any of our significant customers or groups of customers for any reason, or a change of relationship with any of our key customers may cause a significant decrease in our total revenues.
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
If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:
•develop or enhance our solutions;
•continue to expand our sales and marketing and research and development organizations;
•repay or refinance our existing debt;
•acquire complementary technologies, solutions or businesses;
•expand operations, in the United States or internationally;
•hire, train and retain employees; or
•respond to competitive pressures or unanticipated working capital requirements.
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
Risks Related to Our Business and Industry
The COVID-19 outbreak has had a material impact on the U.S. and global economies and could have a material adverse impact on our employees, suppliers and customers, which could adversely and materially impact our business, financial condition and results of operations.
The outbreak of the novel coronavirus, COVID-19, has evolved into a global pandemic and public health emergency. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. As the COVID-19 pandemic is complex and rapidly evolving, our business may be negatively affected for a sustained time frame. While our financial results for the fiscal year ended September 30, 2020 has not been materially impacted by COVID-19, at this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position, and cash flows.
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
Our success depends on the expertise, efficacy and continued services of our executive officers, who are geographically dispersed. We have in the past and may in the future continue to experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business. We experienced turnover in our Chief Financial Officer role and currently do not have a Chief Financial Officer. We will be searching for a new Chief Financial Officer which may prove difficult and may take an extended period of time due to the competition to hire from a limited pool of qualified candidates. Any changes in business strategies or leadership can create uncertainty, may negatively impact our ability to execute our business strategy quickly and effectively and may ultimately be unsuccessful. The impact of hiring new executives may not be immediately realized. We are also substantially dependent on the continued service of our existing development and services personnel because of their familiarity with the inherent complexities of our solutions.
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
Our business model has shifted away from sales of on-premise software licenses to focus on sales of subscriptions for our cloud-based solutions, which provide our customers the right to access certain of our software in a hosted environment for a specified subscription period. This cloud-based strategy may give rise to a number of risks, including the following:
•if customers are uncomfortable with cloud-based solutions and desire only perpetual licenses, we may experience longer than anticipated sales cycles and sales of our cloud-based solutions may lag behind our expectations;
•our cloud-based strategy may raise concerns among our customer base, including concerns regarding changes to pricing over time, service availability, information security of a cloud-based solution and access to files while offline or once a subscription has expired;
•we may be unsuccessful in maintaining our target pricing, adoption and projected renewal rates;
•we may select a target price that is not optimal and could negatively affect our sales or earnings; and
•we may incur costs at a higher than forecasted rate as we expand our cloud-based solutions.
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
Although gaining wider acceptance, the market for cloud-based solutions is at an early stage relative to on-premise solutions, and these types of deployments may not achieve and sustain high levels of demand and market acceptance. We plan to accelerate the shift in our business model to recurring revenues, including revenues derived from our cloud-based solutions, by continuing to expand the implementation of our cloud-based solutions both within our current installed base of customers as well as new customers and additional markets in the future. Many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to a cloud-based solution. Other factors that may affect the market acceptance of cloud-based solutions include:
•perceived security capabilities and reliability;
•perceived concerns about ability to scale operations for large enterprise customers;
•concerns with entrusting a third party to store and manage critical data;
•the level of configurability or customizability of the solutions; and
•ability to perform at or near the capabilities of our on-premise solutions.
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
Our solutions are inherently complex and may contain material vulnerabilities, defects or errors. Any defects in solution functionality or that cause interruptions in availability could result in:
•lost or delayed market acceptance and sales;
•reductions in current-period total revenues;
•breach of warranty or other contract breach or misrepresentation claims;
•sales credits or refunds to our customers;
•loss of customers;
•diversion of development and customer service resources; and
•injury to our reputation.
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
We have significant international operations, including in emerging markets such as India, and we are continuing to expand our international operations as part of our growth strategy. As of September 30, 2020, approximately 47% of our total employees were located in India, where we conduct a portion of our development activities, implementation services and support services. Our current international operations and our plans to expand our international operations have placed, and will continue to place, a strain on our employees, management systems and other resources.

Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks and competition that are different from those in the United States. Because of our limited experience with international operations, we cannot assure you that our international expansion efforts will be successful or that returns on such investments will be achieved in the future. In addition, our international operations may fail to succeed due to other risks inherent in operating businesses internationally, including:
•our lack of familiarity with commercial and social norms and customs in countries which may adversely affect our ability to recruit, retain and manage employees in these countries;
•difficulties and costs associated with staffing and managing foreign operations;
•the potential diversion of management’s attention to oversee and direct operations that are geographically distant from our U.S. headquarters;
•compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;
•legal systems in which our ability to enforce and protect our rights may be different or less effective than in the United States and in which the ultimate result of dispute resolution is more difficult to predict;
•greater difficulty collecting accounts receivable and longer payment cycles;
•higher employee costs and difficulty in terminating non-performing employees;
•differences in workplace cultures;
•unexpected changes in regulatory requirements;
•the need to adapt our solutions for specific countries;
•our ability to comply with differing technical and certification requirements outside the United States;
•tariffs, export controls and other non-tariff barriers such as quotas and local content rules;
•more limited protection for intellectual property rights in some countries;
•adverse tax consequences, including as a result of transfer pricing adjustments involving our foreign operations;
•fluctuations in currency exchange rates;
•anti-bribery compliance by us or our partners;
•restrictions on the transfer of funds;
•global epidemics, pandemics, or contagious diseases; and
•new and different sources of competition.
Our failure to manage any of these risks successfully could harm our existing and future international operations and seriously impair our overall business.
Risks Related to Regulatory Compliance
Changes in privacy laws, regulations and standards may cause our business to suffer.
Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the Court of Justice of the European Union (the “ECJ”) ruled in October 2015 that the US-EU Safe Harbor framework was invalid, and on July 16, 2020, invalidated its successor program the US-EU Privacy Shield as a mechanism for managing personal data transfers between the European Union and the United States (and other countries). While the ECJ upheld the adequacy of EU-specified standard contractual clauses (a form of contract approved by the EU commission as an adequate data transfer mechanism), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances and that their use must be assessed on a case-by-case basis taking into account the surveillance laws and right of individuals in the destination country. The ECJ went on to state that, if the competent supervisory authority believes that the standard contractual clauses cannot be complied with in the recipient country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer unless the data exporter has already done so itself. We rely on a mixture of mechanisms to transfer personal data from our EU business to the U.S. (including having previously relied on US-EU Privacy Shield) and are evaluating what additional mechanisms may be required to establish adequate safeguards for personal data transfer. Furthermore, federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy. For example, the state of California enacted the California Consumer Privacy Act of 2018 (“CCPA”) and California voters recently approved the California Privacy Rights Act (“CPRA”). The CCPA creates new individual privacy rights for consumers and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020, and it requires covered companies to provide new disclosures to California consumers, provides such consumers, business-to-business contacts, and employees new ways to opt-out of certain sales of personal information, and allows for a new private right of action for data breaches. The CPRA significantly modifies the CCPA and will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. While the CPRA will not take effect until January 2023, it will establish a California privacy regulator before that date. The CCPA and the CPRA may significantly impact our business activities and require substantial compliance costs that adversely affect business, operating results, prospects and financial condition. To date, we have not experienced substantial compliance costs in connection with fulfilling the requirements under the CCPA or CPRA. However, we cannot be certain that compliance costs will not increase in the future with respect to the CCPA and CPRA.
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
Risks Related to Our Technology and Security
If our solutions do not interoperate with our customers’ IT infrastructure, sales of our solutions could be negatively affected, which would harm our business.
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
Risks Related to Our Intellectual Property
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
Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, particularly during this time of uncertainty as the world responds to the COVID-19 pandemic which could continue for an uncertain period. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, or impacts related to global epidemics, pandemics, or contagious diseases, such as COVID-19, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock.
Many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation. We have been in the past, and may be in the future, the target of this type of litigation. Securities litigation against us could result in substantial costs and divert our management’s attention, which could harm our business.
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
Risk Related to Ownership of Our Convertible Senior Notes
Our outstanding notes are effectively subordinated to our secured debt and any liabilities of our subsidiaries.
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
As of September 30, 2020, we had an aggregate principal amount of $172.5 million of notes outstanding. We may also incur additional indebtedness in the future to meet future financing needs. Our current indebtedness and any future incurrence of additional significant indebtedness could have adverse consequences, including the following:
•reducing the availability of our cash flow for our operations, capital expenditures, future business opportunities and other purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•increasing our vulnerability to general adverse economic and industry conditions; and
•lengthening our sales process as customers evaluate our financial viability.
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
Holders of our notes have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change (as defined in the indenture) at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes that are being redeemed or converted.
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
In the event the conditional conversion feature of our notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. This would reduce non-cash interest expense, and thereby decreasing net loss (or increasing net income). Additionally, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method will be required. Application of the ‘‘if-converted’’ method may reduce our reported diluted earnings per share. We cannot be sure whether other changes may be made to the current accounting standards related to the notes, or otherwise, that could have an adverse impact on our financial statements.
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
Holders of our notes are not entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock) prior to the conversion date relating to such notes (if we have elected to settle the relevant conversion by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares)) or the last trading day of the relevant observation period (if we elect to pay and deliver, as the case may be, a combination of cash and shares of our common stock in respect of the relevant conversion), but holders of notes will be subject to all changes affecting our common stock. For example, if an amendment is proposed to our certificate of incorporation or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the conversion date related to a holder’s conversion of its notes (if we have elected to settle the relevant conversion by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares)) or the last trading day of the relevant observation period (if we elect to pay and deliver, as the case may be, a combination of cash and shares of our common stock in respect of the relevant conversion), such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock.
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
If we elect to satisfy our conversion obligation solely in shares of our common stock upon conversion of the notes, we will be required to deliver the shares of our common stock, together with cash for any fractional shares, on the second business day following the relevant conversion date. Accordingly, if the price of our common stock decreases during this period, the value of the shares that note holders receive will be adversely affected and would be less than the conversion value of the notes on the conversion date.
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
If a make-whole fundamental change (as defined in the indenture) occurs prior to the maturity date or if we deliver a notice of redemption, we will, under certain circumstances, increase the conversion rate by a number of additional shares of our common stock for notes converted in connection with such make-whole fundamental change or notice of redemption, as the case may be. The number of additional shares, if any, by which the conversion rate will be increased will be determined based on the date on which the make-whole fundamental change occurs or becomes effective or the date of the notice of redemption, as the case may be, and the price paid (or deemed to be paid) per share of our common stock in the make-whole fundamental change or determined with respect to the notice of redemption, as the case may be. Although the increase in the conversion rate is designed to compensate note holders for the option value that their notes lose as result of a make-whole fundamental change or a redemption, as the case may be, the value provided by the increase in the conversion rate is only an approximation of the lost option value and may not adequately compensate note holders for any lost value of their notes as a result of such transaction or redemption, as the case may be. In addition, if the ‘‘stock price’’ (as defined in the indenture governing the notes) is greater than $325.00 per share or less than $26.14 per share (in each case, subject to adjustment), no additional shares will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of notes as a result of this adjustment exceed 38.2555 shares of common stock, subject to adjustment.
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

General Risk Factors
Our financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States (“U.S. GAAP”) is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. See Note 2 to the consolidated financial statements included in this report regarding the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Further, the implementation of this new guidance or a change in other principles or interpretations could have a significant effect on our financial results and could affect the reporting of transactions completed before the announcement of a change.
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
Our restated certificate of incorporation and restated bylaws contain provisions that could delay or prevent a change in control of us. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:
•providing for a classified board of directors with staggered, three-year terms;
•authorizing the board of directors to issue, without stockholder approval, preferred stock with rights senior to those of our common stock;
•providing that vacancies on our board of directors be filled by appointment by the board of directors;
•prohibiting stockholder action by written consent;
•requiring that certain litigation must be brought in Delaware;
•limiting the persons who may call special meetings of stockholders; and
•requiring advance notification of stockholder nominations and proposals.

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
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 2.     Properties
Our corporate headquarters are located in San Mateo, California, and consist of approximately 35,000 square feet of space under a lease for our business operations and product development activities.
We have additional U.S. offices in Colorado, Illinois, Maine, Massachusetts and New Jersey. We also have international office locations in India and Switzerland. We believe our facilities are adequate for our current needs and for the foreseeable future; however, we will continue to seek additional space as needed. See Note 4 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Payment Obligations” for information regarding our lease obligations.
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
Stockholders
As of November 6, 2020, there were 35 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.
Securities Authorized for Issuance under Equity Compensation Plans
The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2021 (the “Proxy Statement”). See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.
This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer Index. The chart assumes $100 was invested at the close of market on September 30, 2015, in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends.

$400
$350
$300
$250
$200
$150
$100
$50
09/30/15
09/30/16
09/30/17
09/30/18
09/30/19
09/30/20
Model N
NASDAQ Composite Index
NASDAQ Computer Index

	9/30/2015	9/30/2016	9/30/2017	9/30/2018	9/30/2019	9/30/2020
Model N	$100.00	$110.99	$149.35	$158.34	$277.32	$352.45
NASDAQ Composite Index	$100.00	$116.42	$144.00	$180.24	$181.19	$255.40
NASDAQ Computer Index	$100.00	$122.33	$158.25	$203.06	$212.94	$328.40

ITEM 6.    Selected Consolidated Financial Data
The consolidated statements of operations data for the fiscal years ended September 30, 2020, 2019, and 2018, and the selected consolidated balance sheets data as of September 30, 2020, and 2019, are derived from our audited Consolidated Financial Statements included in this Form 10-K. The consolidated statements of operations data for fiscal years ended September 30, 2017 and 2016, and the selected consolidated balance sheets data as of September 30, 2018, 2017, and 2016, are derived from audited Consolidated Financial Statements that are not included in the Form 10-K. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. We adopted ASC Topic 606, Revenue from Contracts with Customers, on October 1, 2018, using the modified retrospective method. The reported results for fiscal years 2020 and 2019 reflect the application of ASC Topic 606, while the reported results for prior fiscal years are not adjusted and continue to be reported under ASC Topic 605.

	Fiscal Years Ended September 30,
	2020	2019	2018	2017(1)	2016
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Subscription	$116,184	$105,219	$98,308	$86,151	$84,021
Professional services	44,872	36,016	56,324	45,018	22,950
Total revenues	161,056	141,235	154,632	131,169	106,971
Cost of Revenues:
Subscription	34,461	35,218	37,820	38,172	38,340
Professional services	31,035	30,912	27,514	22,924	15,353
Total cost of revenues	65,496	66,130	65,334	61,096	53,693
Gross profit	95,560	75,105	89,298	70,073	53,278
Operating Expenses:
Research and development	34,361	30,009	32,416	31,064	23,706
Sales and marketing	38,979	32,894	35,482	41,339	32,261
General and administrative	28,826	27,213	42,178	36,281	30,051
Total operating expenses	102,166	90,116	110,076	108,684	86,018
Loss from operations	(6,606)	(15,011)	(20,778)	(38,611)	(32,740)
Interest expense (income), net	6,322	2,933	8,178	4,159	(50)
Other expenses (income), net	(76)	319	(722)	62	86
Loss before income taxes	(12,852)	(18,263)	(28,234)	(42,832)	(32,776)
Provision for (benefit from) income taxes	812	1,030	(27)	(3,285)	335
Net loss	$(13,664)	$(19,293)	$(28,207)	$(39,547)	$(33,111)
Net loss per share attributable to common stockholders (2):
Basic and diluted	$(0.40)	$(0.60)	$(0.93)	$(1.38)	$(1.21)
Weighted average number of shares used in computing net loss per share attributable to common stockholders (2):
Basic and diluted	34,008	32,232	30,370	28,649	27,379

Other Financial Data:
Adjusted EBITDA (3)	$21,392	$13,119	$11,472	$(8,269)	$(12,571)
(1)On January 5, 2017, we completed the Revitas acquisition.
(2)See Note 13 to our Consolidated Financial Statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.
(3)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measure” in Item 7 for more information and a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States.

	As of September 30,
	2020(1)	2019	2018	2017(2)	2016
	(in thousands)
Consolidated Balance Sheets Data
Cash and cash equivalents	$200,491	$60,780	$56,704	$57,558	$66,149
Working capital	168,732	18,200	16,455	10,172	48,588
Total assets	320,290	169,593	166,153	171,936	112,967
Long-term debt, current and long-term	114,438	44,282	53,704	57,205	—
Total liabilities	195,619	116,871	126,119	130,675	46,765
Total stockholders’ equity	124,671	52,722	40,034	41,261	66,202
(1)In May 2020, we issued convertible senior notes and paid off the term loan with Wells Fargo. See Note 9 and Note 8 to our Consolidated Financial Statements for more information.
(2)On January 5, 2017, we completed the Revitas acquisition.

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
A discussion and analysis regarding our financial condition, results of operations and cash flows for the year ended September 30, 2020 compared to the year ended September 30, 2019 is presented below. A discussion regarding our financial condition, results of operations and cash flows for the year ended September 30, 2019 compared to the year ended September 30, 2018 is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on November 15, 2019.
Overview
We are a leading provider of cloud revenue management solutions for life sciences and high tech companies. Our software helps companies drive mission critical business processes such as pricing, quoting, contracting, regulatory compliance, rebates and incentives. With deep industry expertise, Model N supports the complex business needs of the world’s leading brands in life sciences and high tech including Johnson & Johnson, AstraZeneca, Novartis, Microchip Technology, and ON Semiconductor.
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
We market and sell our solutions to customers in the life sciences and high tech industries. Historically, our growth was driven by the sale of on-premise solutions. Over the last few years, we shifted our focus to selling cloud-based software and in 2017, we started transitioning customers with on-premise software to cloud-based software. Our most significant customers in any given period generally vary from period to period due to the timing in the delivery of our professional services and related revenue recognition. During the fiscal years ended September 30, 2020, and 2019, no customer represented more than 10% of our total revenues or more than 10% of our subscription revenues. During the fiscal years ended September 30, 2018, one customer, Johnson & Johnson, accounted for approximately 15% of our total revenues. No customer represented more than 10% of our subscription revenues during the fiscal years ended September 30, 2020, 2019, and 2018. For the fiscal years ended September 30, 2020, 2019, and 2018, approximately 9%, 8%, and 12% of our total revenues were derived from customers located outside the United States respectively.
For the fiscal years ended September 30, 2020, 2019, and 2018, our total revenues were $161.1 million, $141.2 million, and $154.6 million, respectively, representing a year-over-year increase of approximately 14% from 2019 to 2020 and year-over-over decrease of approximately 9% from 2018 to 2019. Revenue increased in fiscal year 2020 due to the increase in subscription revenues resulting from an increased number of customer contracts as well as the increase in professional services revenues resulting from an increase in services provided to our new and existing customers. Revenues decreased in fiscal year 2019 primarily due to the reduction in professional services revenue as we moved towards cloud-based solutions.
COVID-19
The World Health Organization declared the outbreak of COVID-19 a pandemic and the U.S. federal government declared it a national emergency in March 2020. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. Our financial results for the fiscal year ended September 30, 2020 has not been materially impacted by COVID-19. The extent of the impact of COVID-19 on our future operational and financial performance, revenues, and liquidity will depend on certain developments, including the duration and spread of the outbreak as well as the impact on our customers, employees, and partners, all of which are uncertain and cannot be predicted. We are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. Many of our customers have implemented similar measures, which may limit our ability to sell or provide professional services to them. Customers may also delay or cancel purchasing decisions or projects in light of uncertainties to their businesses arising from the COVID-19 pandemic. As the majority of our revenue is subscription-based, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.
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
Prior to fiscal year 2019, we presented revenue and cost of revenue on two lines: “SaaS and maintenance” and “License and implementation”. Historically, our growth was driven by the sale of on-premise solutions. Over the last few years, we shifted our focus to selling cloud-based software. As a result of our business model transition from an on-premise to a software-as-a-service (“SaaS”) model, we have updated the presentation in fiscal year 2019 to present the revenue and cost of revenue line items within our consolidated statements of operations with the break-out between two new lines called “Subscription” and “Professional services.” Revenues and cost of revenues in prior periods have been reclassified in this filing to conform to the new presentation. This change in presentation does not affect our previously-reported total revenues or total cost of revenues.
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

Operating Expenses
Research and Development
Our research and development expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation, costs related to third-party contractors, and travel-related expenses. Our software development costs are generally expensed as incurred. We capitalize certain development costs incurred in connection with the cloud-based software platform for internal use.
Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related costs including salary, bonus, commissions, stock-based compensation, as well as amortization of intangibles, travel-related expenses, and marketing programs.
General and Administrative
Our general and administrative expenses consist primarily of personnel-related costs including salary, bonus, and stock-based compensation, as well as audit and legal fees, costs related to third-party contractors, facilities expenses, costs associated with corporate transactions, and travel-related expenses.
Results of Operations
The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. We adopted ASC Topic 606, Revenue from Contracts with Customers, on October 1, 2018, using the modified retrospective method. The reported results for fiscal years 2020 and 2019 reflect the application of ASC Topic 606, while the reported results for fiscal year 2018 are not adjusted and continue to be reported under ASC Topic 605.

	Fiscal Years Ended September 30,
	2020	2019	2018
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Subscription	$116,184	$105,219	$98,308
Professional services	44,872	36,016	56,324
Total revenues	161,056	141,235	154,632
Cost of Revenues:
Subscription	34,461	35,218	37,820
Professional services	31,035	30,912	27,514
Total cost of revenues	65,496	66,130	65,334
Gross profit	95,560	75,105	89,298
Operating Expenses:
Research and development	34,361	30,009	32,416
Sales and marketing	38,979	32,894	35,482
General and administrative	28,826	27,213	42,178
Total operating expenses	102,166	90,116	110,076
Loss from operations	(6,606)	(15,011)	(20,778)
Interest expense, net	6,322	2,933	8,178
Other expenses (income), net	(76)	319	(722)
Loss before income taxes	(12,852)	(18,263)	(28,234)
Provision for (benefit from) income taxes	812	1,030	(27)
Net loss	$(13,664)	$(19,293)	$(28,207)

Comparison of the Fiscal Years Ended September 30, 2020 and 2019
Revenues

	Fiscal Years Ended September 30,
	2020		2019
		% of		% of
		Total		Total	Change
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Revenues:
Subscription	$116,184	72%	$105,219	74%	$10,965	10%
Professional services	44,872	28	36,016	26	8,856	25
Total revenues	$161,056	100%	$141,235	100%	$19,821	14%
Subscription
Subscription revenues increased by $11.0 million, or 10%, to $116.2 million for the fiscal year ended September 30, 2020, from $105.2 million for the fiscal year ended September 30, 2019. The increase in our subscription revenues was due primarily to an increased number of customer contracts. As a percentage of total revenues, subscription revenues decreased from 74% to 72%. Our focus will continue to be on growing our recurring revenue from SaaS subscriptions in future periods.
Professional Services
Professional services revenue increased by $8.9 million, or 25%, to $44.9 million for the fiscal year ended September 30, 2020, from $36.0 million for the fiscal year ended September 30, 2019. As a percentage of total revenues, professional services revenue increased from 26% to 28%. The increase in our professional services revenue in absolute dollars and as a percentage of total revenue was primarily driven by the increase in delivery activities experienced in the professional services business in fiscal year 2020.
Cost of Revenues

	Fiscal Years Ended September 30,
	2020		2019
		% of		% of	Change
	Amount	Revenues	Amount	Revenues	($)	(%)
	(in thousands, except percentages)
Cost of revenues
Subscription	$34,461	30%	$35,218	33%	$(757)	(2)%
Professional services	31,035	69%	30,912	86%	123	—
Total cost of revenues	$65,496	41%	$66,130	47%	(634)	(1)%
Gross profit
Subscription	$81,723	70%	$70,001	67%	$11,722	17%
Professional services	13,837	31%	5,104	14%	8,733	171%
Total gross profit	$95,560	59%	$75,105	53%	$20,455	27%
Subscription
Cost of subscription revenues decreased by $0.8 million, or 2%, to $34.5 million during the fiscal year ended September 30, 2020, from $35.2 million for the fiscal year ended September 30, 2019. As a percentage of subscription revenues, cost of subscription revenues decreased from 33% in fiscal year 2019 to 30% in fiscal year 2020 as we continued to improve gross margins by more efficiently delivering our cloud platform.
Professional Services
Cost of professional services revenues increased by $0.1 million to $31.0 million during the fiscal year ended September 30, 2020, from $30.9 million for the fiscal year ended September 30, 2019. As a percentage of professional services revenue, cost of professional services revenues decreased from 86% to 69% primarily due to improved utilization.

Operating Expenses

	Fiscal Years Ended September 30,
	2020	2019	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Operating expenses:
Research and development	$34,361	$30,009	$4,352	15%
Sales and marketing	38,979	32,894	6,085	18%
General and administrative	28,826	27,213	1,613	6%
Total operating expenses	$102,166	$90,116	$12,050	13%
Research and Development
Research and development expenses increased by $4.4 million, or 15%, to $34.4 million during the fiscal year ended September 30, 2020, from $30.0 million for the fiscal year ended September 30, 2019. The increase was primarily due to a $3.3 million increase in employee-related costs and a $1.3 million increase in outside services costs partially offset by a decrease in equipment-related costs of $0.2 million.
Sales and Marketing
Sales and marketing expenses increased by $6.1 million, or 18%, to $39.0 million during the fiscal year ended September 30, 2020, from $32.9 million for the fiscal year ended September 30, 2019.  This increase was primarily due to a $6.7 million increase in employee-related costs and a $0.4 million increase in marketing programs, partially offset by a $0.4 million decrease in outside services costs, a $0.3 million decrease in travel and entertainment, a $0.2 million decrease in office expenses, and a $0.1 million decrease in facilities expenses.
General and Administrative
General and administrative expenses increased by $1.6 million, or 6%, to $28.8 million during the fiscal year ended September 30, 2020, from $27.2 million for the fiscal year ended September 30, 2019. The increase was primarily driven by a $1.8 million increase in employee-related costs and a $0.4 million increase in outside services partially offset by a $0.3 million decrease in depreciation expense and a $0.3 million decrease in facilities expenses.
Interest and Other (Income) Expense, Net

	Fiscal Years Ended September 30,
	2020	2019	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Interest expense, net	$6,322	2,933	$3,389	116%
Other (income) expenses, net	$(76)	319	$(395)	(124)%
Interest expense, net, increased by $3.4 million to $6.3 million during the fiscal year ended September 30, 2020, from $2.9 million during the fiscal year ended September 30, 2019. The increase was primarily driven by the interest expense related to the convertible senior notes we issued in May 2020. See “Note 9. Convertible Senior Notes” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
The change in other (income) expense, net was primarily due to currency fluctuation.
Provision for Income Taxes

	Fiscal Years Ended September 30,
	2020	2019	Change
	Amount	Amount	($)	(%)
	(in thousands, except percentages)
Provision for income taxes	$812	$1,030	$(218)	(21)%
The provision for income taxes in fiscal years 2020 and 2019 is primarily related to foreign taxes on our profitable foreign operations and foreign withholding taxes. The decrease in the provision during fiscal year ended September 30, 2020, was primarily due to lower foreign withholding taxes related to the repatriation of certain foreign subsidiary earnings to the United States in fiscal year 2020.

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

	Three Months Ended
	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018
	(in thousands, except per share amounts)
Revenues:
Subscription	$29,672	$29,339	$28,991	$28,182	$27,439	$26,638	$25,940	$25,202
Professional services	11,788	11,917	10,961	10,206	9,164	8,074	8,903	9,875
Total revenues	41,460	41,256	39,952	38,388	36,603	34,712	34,843	35,077
Cost of Revenues:
Subscription	8,579	8,374	8,798	8,710	8,970	8,658	8,852	8,738
Professional services	8,009	7,699	7,685	7,642	7,983	7,206	7,894	7,829
Total cost of revenues	16,588	16,073	16,483	16,352	16,953	15,864	16,746	16,567
Gross profit	24,872	25,183	23,469	22,036	19,650	18,848	18,097	18,510
Operating Expenses:
Research and development	8,455	8,288	9,102	8,516	8,122	7,060	7,415	7,412
Sales and marketing	9,297	9,716	10,953	9,013	9,080	7,164	8,598	8,052
General and administrative	6,757	7,559	7,545	6,965	7,511	6,713	6,833	6,156
Total operating expenses	24,509	25,563	27,600	24,494	24,713	20,937	22,846	21,620
Income (loss) from operations	363	(380)	(4,131)	(2,458)	(5,063)	(2,089)	(4,749)	(3,110)
Interest expense, net	3,371	1,986	402	563	620	689	891	733
Other (income) expenses, net	347	(168)	(243)	(12)	(89)	(4)	127	285
Loss before income taxes	(3,355)	(2,198)	(4,290)	(3,009)	(5,594)	(2,774)	(5,767)	(4,128)
Provision for (benefit from) income taxes	302	182	339	(11)	61	230	141	598
Net loss	$(3,657)	$(2,380)	$(4,629)	$(2,998)	$(5,655)	$(3,004)	$(5,908)	$(4,726)
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents. As of September 30, 2020, we had cash and cash equivalents of $200.5 million.
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
In May 2020, we issued $172.5 million aggregate principal amount of 2.625% convertible senior notes (the “Notes”). The Notes mature on June 1, 2025 unless repurchased, redeemed or converted in accordance with their terms prior to such date. The net proceeds from the issuance of the Notes was $166.4 million, net of initial purchasers’ discounts. We used $40.0 million of the net proceeds to repay in full the debt outstanding under, and terminated the credit agreement dated May 4, 2018, as amended, by and among us, Wells Fargo, as administrative agent, and the lenders party thereto. Refer to Notes 8 and 9 in the notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Cash Flows

	Fiscal Years Ended September 30,
	2020	2019	2018
	(in thousands)
Cash flows provided by operating activities	$14,406	$10,450	$2,523
Cash flows used in investing activities	(579)	(280)	(252)
Cash flows provided by (used in) financing activities	125,893	(6,130)	(3,003)
Operating Activities
Net cash provided by operating activities during the fiscal year ended September 30, 2020 was primarily the result of non-cash adjustments of $34.6 million exceeding our net loss of $13.7 million partially offset by net cash outflows of $6.5 million from changes in operating assets and liabilities. Non-cash expenses consisting primarily of stock-based compensation of $22.5 million, depreciation and amortization of $5.5 million, amortization of debt discount and issuance costs of $3.4 million, and amortization of capitalized contract acquisition costs of $2.5 million. The net change in operating assets and liabilities primarily reflects an outflow from the changes in accounts receivable of $8.8 million due to timing of billing and cash collections, prepaid expenses and other assets of $3.1 million, and other current and long-term liabilities of $2.4 million, partially offset by an inflow from the changes in deferred revenue of $6.4 million caused by the timing of amounts invoiced and revenue recognized, accrued employee compensation of $0.9 million, and accounts payable of $0.5 million due to timing of vendor invoices and payments.
Net cash provided by operating activities during the fiscal year ended September 30, 2019, was primarily the result of non-cash adjustments of $30.5 million exceeding our net loss of $19.3 million partially offset by net cash outflows of $0.8 million from change in operating assets and liabilities. Non-cash adjustments primarily included stock-based compensation of $21.3 million, depreciation and amortization of $6.8 million, and amortization of capitalized contract acquisition cost of $1.8 million. The net change in operating assets and liabilities primarily reflects an outflow from the changes in prepaid expense and other assets of $5.2 million partly offset by an inflow from the changes in accrued employee compensation of $2.0 million, the changes in accounts receivable of $0.9 million primarily reflective of the timing of cash collections, the changes in accounts payable of $0.7 million, and the changes in deferred revenue of $0.5 million primarily due to timing of amounts invoiced and revenue recognized.
Investing Activities
Net cash used in investing activities for fiscal years ended September 30, 2020, and 2019, was primarily due to purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the fiscal year ended September 30, 2020, consisted of $166.4 million net proceeds from the issuance of our convertible senior notes and $4.2 million proceeds from purchases made under our employee stock purchase plan and the exercises of stock options, partially offset by the $44.8 million repayment of our term loan with Wells Fargo.
Net cash used in financing activities for fiscal year ended September 30, 2019, consisted of $10.0 million principal payment on our term loan with Wells Fargo partly offset by $3.9 million of proceeds from the exercises of stock options and purchases made under our employee stock purchase plan.

Contractual Obligations
The following summarizes our contractual obligations as of September 30, 2020:

	Contractual Payment Obligations Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Convertible senior notes (1)	$195,266	$4,641	$9,056	$181,569	$—
Operating leases that have commenced (2)	3,922	1,599	1,204	584	535
Operating leases that have not commenced (2)	11,386	193	4,740	5,121	1,332
Purchase obligations (3)	12,337	3,223	5,848	3,266	—
Total	$222,911	$9,656	$20,848	$190,540	$1,867
(1)Represent principal amount of $172.5 million and interests of $22.8 million.
(2)Represent our obligations to make payments under the lease agreements for our facilities leases.
(3)Represent future minimum payments under non-cancelable purchase commitments related to our daily business operations.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. We believe that the assumptions and estimates associated with revenue recognition, convertible senior notes, share-based compensation, business combinations, and income taxes have the greatest potential impact on our Consolidated Financial Statements. Therefore, we consider these to be our critical accounting policies and estimates.
Revenue recognition under ASC Topic 606
We adopted ASC Topic 606, Revenue from Contracts with Customers, on October 1, 2018, using the modified retrospective method.
We derive our revenues primarily from subscription revenues and professional services revenues and apply the following five step revenue recognition framework to recognize revenue from contracts with customers:
•Identification of the contract, or contracts, with a customer,
•Identification of the performance obligations in the contract,
•Determination of the transaction price,
•Allocation of the transaction price to the performance obligations in the contract, and
•Recognition of revenue when, or as, we satisfy a performance obligation.
We enter into contracts with customers that can include various combinations of products and services which are generally distinct and accounted for as separate performance obligations. As a result, our contracts may contain multiple performance obligations. We determine whether the products and services are distinct based on whether the customer can benefit from the product or service on its own or together with other resources that are readily available and whether our commitment to transfer the product or service to the customer is separately identifiable from other obligations in the contract. We generally consider our cloud-based subscription offerings, maintenance and support, managed service support, professional services and training as distinct performance obligations. Term-based licenses generally have two performance obligations: software licenses and software maintenance.

The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring products and services to the customer. Variable consideration (if any) is estimated and included in the transaction price if, in our judgment, it is probable that there will not be a significant future reversal of cumulative revenue under the contract. We typically do not offer contractual rights of return or concessions.
We apply judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. For contracts that contain multiple performance obligations, the transaction price is allocated to each performance obligation based on its relative standalone selling price (“SSP”). SSP is estimated for each distinct performance obligation and judgment may be involved in the determination. We determine SSP using information that may include market conditions and other observable inputs. We evaluate the SSP for our performance obligations on a quarterly basis.
Revenue is recognized when control of these products and services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for these products and services. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component.
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
License and implementation revenues include revenues from the sale of perpetual software licenses for our solutions and the related implementation services. SaaS and maintenance revenues primarily include subscription and the related implementation fees from customers accessing our cloud-based solutions and revenues associated with maintenance and support contracts from customers using on-premise solutions. Also included in SaaS and maintenance revenues are other revenues, such as managed support services, training and customer-reimbursed expenses. We commence revenue recognition when all of the following conditions are satisfied:
•there is persuasive evidence of an arrangement exists,
•delivery has occurred or services have been rendered,
•the price is fixed or determinable, and
•the collection of the fees is probable or reasonably estimable.
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
As of September 30, 2020, we had gross deferred income tax assets, related primarily to net operating loss (“NOL”) carry forward, stock compensation, accruals and reserves that are not currently deductible, depreciation and amortization, and research and development tax credits of $96.9 million, which have been fully offset by deferred tax liabilities and valuation allowance. Utilization of these net loss carry forwards is subject to the limitations of IRC Section 382. A Section 382 study was performed in fiscal year 2013 and subsequent Section 382 analyses have been performed. It is determined that there is no material limitation of IRC Section 382. However, in the future, some portion or all of these carry forwards may not be available to offset any future taxable income. The federal and state net operating losses will begin expiring in 2021 and 2020, respectively.

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
We understand that, although adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results of operations as reported under U.S. GAAP. These limitations include:
•adjusted EBITDA does not include deferred revenue adjustment related to Revitas acquisition;
•adjusted EBITDA does not reflect stock-based compensation expense;
•depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; adjusted EBITDA does not reflect any cash requirements for these replacements;
•adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of interest income or expense and other income or expense; and
•other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

	Fiscal Years Ended September 30,
	2020	2019	2018
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	(13,664)	$(19,293)	(28,207)
Adjustments:
Stock-based compensation expense	22,500	21,340	23,324
Depreciation and amortization	5,498	6,790	8,299
Deferred revenue adjustments	—	—	627
Interest expense, net	6,322	2,933	8,178
Other (income) expenses, net	(76)	319	(722)
Provision for (benefit from) income taxes	812	1,030	(27)
Adjusted EBITDA	$21,392	$13,119	$11,472
The increase in our adjusted EBITDA for the fiscal year ended September 30, 2020 as compared to fiscal year ended September 30, 2019, was primarily due to the increase in revenue partially offset by the increase in operating expenses.

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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, which bear interest at a fixed interest rate. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
In May 2020, we issued $172.5 million aggregate principal amount of 2.625% convertible senior notes (the “Notes”) in a private placement. As the Notes have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value of the Notes can be affected when the market price of our common stock fluctuates. We carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
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
In the first quarter of 2019, we initiated a hedging program with respect to foreign currency risk.  During fiscal year September 30, 2020, the effect of a hypothetical 10% change in foreign currency exchange rates to which we have exposure, after considering foreign currency hedges, would have had an impact of approximately $0.7 million on our net loss. As our international operations grow, we will continue to reassess our approach to managing our risk relating to fluctuations in currency rates.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Model N, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Model N, Inc. and its subsidiaries (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended September 30, 2020 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal 2020 and the manner in which it accounts for revenues from contracts with customers in fiscal 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Identifying and Evaluating Terms and Conditions in Contracts

As described in Note 2 to the consolidated financial statements, the Company applies the five step revenue recognition framework to recognize revenue from contracts with customers. Management applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. The Company has $161 million of total revenue for the year ended September 30, 2020 generated from contracts with customers.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the identification and evaluation of terms and conditions in contracts, is a critical audit matter are the significant judgment by management when identifying and evaluating terms and conditions in contracts that impact revenue recognition, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate whether terms and conditions in contracts were appropriately identified and evaluated by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls relating to the identification and evaluation of terms and conditions in revenue contracts that impact revenue recognition. These procedures also included, among others, evaluating the appropriateness of management’s identification and evaluation of the terms and conditions in revenue contracts by examining contracts with customers on a test basis and evaluating management’s determination of the impact of those terms and conditions on revenue recognition.

Convertible Note Transaction

As described in Notes 2 and 9 to the consolidated financial statements, the Company issued $172.5 million aggregate principal amount of 2.652% convertible senior notes in May 2020. The nature of the convertible senior notes (the “Notes”) required management to separate the Notes into liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the principal amount of the Notes.

The principal considerations for our determination that performing procedures relating to the convertible note transaction is a critical audit matter are (i) the significant judgment by management in determining the fair value of the Notes, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the estimated interest rate of a similar debt instrument that does not have an associated convertible feature, which is a significant assumption in determining the fair value of the notes, as well as the accounting for the conversion option and other embedded features, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of the controls over the accounting for the convertible notes transactions as well as valuation of the convertible notes, including the control over the management’s valuation method, significant assumptions, and data. These procedures also included, among others, reading the agreements and evaluating the accounting for the convertible notes transaction, evaluating the methodology used by management to determine the liability by measuring the fair value of a similar note that does not have an associated conversion feature, and evaluating management’s selection of the interest rate of a comparable non-convertible note. Professionals with specialized skill and knowledge were used to assist in evaluating whether the interest rate of a comparable non-convertible note used by management was reasonable considering consistency with external market data.

/s/ PricewaterhouseCoopers LLP
San Jose, California
November 20, 2020

We have served as the Company’s auditor since 2007.

MODEL N, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	As of September 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$200,491	$60,780
Accounts receivable, net of allowance for doubtful accounts of $47 and $51 as of September 30, 2020, and 2019, respectively	35,796	26,953
Prepaid expenses	2,797	2,776
Other current assets	7,314	4,039
Total current assets	246,398	94,548
Property and equipment, net	1,034	1,043
Operating lease right-of-use assets	3,332	—
Goodwill	39,283	39,283
Intangible assets, net	24,380	29,131
Other assets	5,863	5,588
Total assets	320,290	$169,593
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,009	$2,302
Accrued employee compensation	17,056	19,906
Accrued liabilities	5,237	4,354
Operating lease liabilities, current portion	1,460	—
Deferred revenue, current portion	50,904	44,875
Long-term debt, current portion	—	4,911
Total current liabilities	77,666	76,348
Long-term debt	114,438	39,371
Operating lease liabilities, less current portion	2,067	—
Other long-term liabilities	1,448	1,152
Total liabilities	195,619	116,871
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 34,821 and 32,995 shares issued and outstanding at September 30, 2020 and September 30, 2019, respectively	5	5
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	351,952	266,295
Accumulated other comprehensive loss	(1,213)	(1,169)
Accumulated deficit	(226,073)	(212,409)
Total stockholders’ equity	124,671	52,722
Total liabilities and stockholders’ equity	$320,290	$169,593
The accompanying notes are an integral part of these Consolidated Financial Statements.

MODEL N, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Years Ended September 30,
	2020	2019	2018
Revenues:
Subscription	$116,184	$105,219	$98,308
Professional services	44,872	36,016	56,324
Total revenues	161,056	141,235	154,632
Cost of revenues:
Subscription	34,461	35,218	37,820
Professional services	31,035	30,912	27,514
Total cost of revenues	65,496	66,130	65,334
Gross profit	95,560	75,105	89,298
Operating expenses:
Research and development	34,361	30,009	32,416
Sales and marketing	38,979	32,894	35,482
General and administrative	28,826	27,213	42,178
Total operating expenses	102,166	90,116	110,076
Loss from operations	(6,606)	(15,011)	(20,778)
Interest expense, net	6,322	2,933	8,178
Other expenses (income), net	(76)	319	(722)
Loss before income taxes	(12,852)	(18,263)	(28,234)
Provision for (benefit from) income taxes	812	1,030	(27)
Net loss	$(13,664)	$(19,293)	$(28,207)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.40)	$(0.60)	$(0.93)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	34,008	32,232	30,370
The accompanying notes are an integral part of these Consolidated Financial Statements.

MODEL N, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Fiscal Years Ended September 30,
	2020	2019	2018
Net loss	$(13,664)	$(19,293)	$(28,207)
Other comprehensive income (loss), net:
Unrealized gain on cash flow hedges	33	5	—
Foreign currency translation gain (loss)	(77)	111	(783)
Total comprehensive loss	$(13,708)	$(19,177)	$(28,990)
The accompanying notes are an integral part of these Consolidated Financial Statements.

MODEL N, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at September 30, 2017	29,323	$4	$217,052	$(502)	$(175,293)	$41,261
Issuance of common stock upon exercise of stock options	180	—	1,546	—	—	1,546
Issuance of common stock upon release of restricted stock units	1,709	1	(1)	—	—	—
Issuance of common stock under stock purchase plans	232	—	2,893	—	—	2,893
Stock-based compensation	—	—	23,324	—	—	23,324
Other comprehensive loss	—	—	—	(783)	—	(783)
Net loss	—	—	—	—	(28,207)	(28,207)
Balance at September 30, 2018	31,444	$5	$244,814	$(1,285)	$(203,500)	$40,034
Adoption of ASC 606	—	—	—	—	10,384	10,384
Issuance of common stock upon exercise of stock options	120	—	822	—	—	822
Issuance of common stock upon release of restricted stock units	1,213	—	—	—	—	—
Issuance of common stock under stock purchase plans	218	—	3,048	—	—	3,048
Stock-based compensation	—	—	17,611	—	—	17,611
Other comprehensive income	—	—	—	116	—	116
Net loss	—	—	—	—	(19,293)	(19,293)
Balance at September 30, 2019	32,995	$5	$266,295	$(1,169)	$(212,409)	$52,722
Issuance of common stock upon exercise of stock options	65	—	503	—	—	503
Issuance of common stock upon release of restricted stock units	1,613	—	—	—	—	—
Issuance of common stock under stock purchase plans	148	—	3,731	—	—	3,731
Stock-based compensation (1)	—	—	26,196	—	—	26,196
Equity component of convertible senior notes, net of issuance costs	—	—	55,227	—	—	55,227
Other comprehensive income	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	(13,664)	(13,664)
Balance at September 30, 2020	34,821	$5	$351,952	$(1,213)	$(226,073)	$124,671
(1) For the year ended September 30, 2020, the additional paid-in capital included $3.7 million related to restricted stock unit grants for the portion of the bonus recorded as stock-based compensation for the year ended September 30, 2019.
The accompanying notes are an integral part of these Consolidated Financial Statements.

MODEL N, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Years Ended September 30,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(13,664)	$(19,293)	$(28,207)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	5,498	6,790	8,299
Stock-based compensation	22,500	21,340	23,324
Amortization of debt discount and issuance costs	3,405	579	800
Deferred income taxes	389	176	(392)
Amortization of capitalized contract acquisition costs	2,459	1,781	—
Loss on extinguishment	319	—	3,142
Other non-cash charges	(4)	(121)	137
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(8,836)	860	(3,555)
Prepaid expenses and other assets	(3,091)	(5,158)	(960)
Deferred cost of implementation services	—	—	486
Accounts payable	544	692	(1,434)
Accrued employee compensation	927	2,015	(687)
Other accrued and long-term liabilities	(2,433)	240	(1,622)
Deferred revenue	6,393	549	3,192
Net cash provided by operating activities	14,406	10,450	2,523
Cash flows from investing activities:
Purchases of property and equipment	(579)	(280)	(252)
Net cash used in investing activities	(579)	(280)	(252)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of employee stock purchase plan	4,234	3,870	4,439
Proceeds from debt, net of issuance costs	166,409	—	49,308
Principal payments on loan	(44,750)	(10,000)	(55,250)
Early payment penalty	—	—	(1,500)
Net cash provided by (used in) financing activities	125,893	(6,130)	(3,003)
Effect of exchange rate changes on cash and cash equivalents	(9)	36	(122)
Net increase (decrease) in cash and cash equivalents	139,711	4,076	(854)
Cash and cash equivalents
Beginning of period	60,780	56,704	57,558
End of period	200,491	$60,780	$56,704

Supplemental Disclosure of Cash Flow Data:
Cash paid for income taxes	$488	$993	$622
Cash paid for interest	1,433	3,225	4,181
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
Fiscal Year
The Company’s fiscal year ends on September 30. References to fiscal year 2020, for example, refer to the fiscal year ended September 30, 2020.
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
Change in Presentation
Prior to fiscal year 2019, the Company presented revenue and cost of revenue on two lines: “SaaS and maintenance” and “License and implementation.” Historically, the Company’s growth was driven by the sale of on-premise solutions. Over the last few years, the Company shifted its focus to selling cloud-based software. As a result of the business model transition from an on-premise to a software-as-a-service (“SaaS”) model, the Company updated the presentation in fiscal year 2019 to present the revenue and cost of revenue line items within the Consolidated Statements of Operations with the break-out between two new lines called “Subscription” and “Professional services.” Revenues and cost of revenues in prior periods have been reclassified in this filing to conform to the new presentation. This change in presentation does not affect our previously-reported total revenues and total cost of revenues.
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
Professional services
Professional services revenues primarily include fees generated from implementation, cloud configuration, on-site support and other consulting services. Also included in professional services revenues are revenues related to training and customer-reimbursed expenses, as well as services related to software licenses for on-premise solutions.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements. Significant items subject to such estimates include revenue recognition, liability and equity allocation of convertible senior notes, income taxes, stock-based compensation, and business combinations. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.
COVID-19
The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. At this point, the extent to which COVID-19 may impact the Company’s financial condition or results of operations is uncertain. As of the date of

MODEL N, INC.
Notes to Consolidated Financial Statements

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
Revenue Recognition under ASC Topic 606
The Company adopted ASC Topic 606, Revenue from Contracts with Customers, on October 1, 2018, using the modified retrospective method.
The Company derives revenues primarily from subscription revenues and professional services revenues and applies the following five step revenue recognition framework to recognize revenue from contracts with customers:
•Identification of the contract, or contracts, with a customer,
•Identification of the performance obligations in the contract,
•Determination of the transaction price,
•Allocation of the transaction price to the performance obligations in the contract, and
•Recognition of revenue when, or as, the Company satisfies a performance obligation.
The Company enters into contracts with customers that can include various combinations of products and services which are generally distinct and accounted for as separate performance obligations. As a result, the contracts may contain multiple performance obligations. The Company determines whether the products and services are distinct based on whether the customer can benefit from the product or service on its own or together with other resources that are readily available and whether the Company’s commitment to transfer the product or service to the customer is separately identifiable from other obligations in the contract. The Company generally considers its cloud-based subscription offerings, maintenance and support on license arrangements, managed service support, professional services and training to be distinct performance obligations. Term-based licenses generally have two performance obligations: software licenses and software maintenance.
The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring products and services to the customer. Variable consideration, if any, is estimated and included in the transaction price if, in the Company’s judgment, it is probable that there will not be a significant future reversal of cumulative revenue under the contract. The Company typically does not offer contractual rights of return or concessions.
The Company applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. For contracts that contain multiple performance obligations, the transaction price is allocated to each performance obligation based on its relative standalone selling price (“SSP”). SSP is estimated for each distinct performance obligation and judgment may be involved in the determination. The Company determines SSP using information that may include market conditions and other observable inputs. The Company evaluates SSP for its performance obligations on a quarterly basis.
Revenue is recognized when control of these products and services is transferred to the customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these products and services. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component.
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

MODEL N, INC.
Notes to Consolidated Financial Statements

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

MODEL N, INC.
Notes to Consolidated Financial Statements

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

MODEL N, INC.
Notes to Consolidated Financial Statements

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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original or remaining maturity of three months at date of purchase to be cash equivalents. The Company’s cash equivalents are comprised of money market funds and US Treasury securities and are maintained with financial institutions with high credit ratings.
Concentration of Credit Risk and Significant Customers
The Company maintains cash and cash equivalents with major financial institutions. The Company’s cash and cash equivalents consist of bank deposits held with banks, money market funds, and US Treasury securities. The Company limits its credit risk by dealing with counterparties that are considered to be of high credit quality and by performing periodic evaluations of its investments and of the relative credit standing of these financial institutions.
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
The following customers comprised 10% or more of the Company’s accounts receivable as of September 30, 2020, and 2019 and of the Company’s total revenues for the fiscal years ended September 30, 2020, 2019, and 2018, respectively:

	As of September 30,
Accounts Receivable	2020	2019
Company A	12%	12%
Company B	12%	less than 10%

	Fiscal Years Ended September 30,
Revenue	2020	2019	2018
Company C	less than 10%	less than 10%	15%
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
Revenue that has been recognized, but for which the Company has not invoiced the customer, amounting to $2.0 million and $5.9 million is recorded as unbilled receivables and is included in accounts receivables in the Consolidated Balance Sheets as of September 30, 2020, and 2019, respectively. Invoices that have been issued before revenue has been recognized are recorded as deferred revenue in the Consolidated Balance Sheets.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets.

MODEL N, INC.
Notes to Consolidated Financial Statements

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
Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make payments arising from the lease. Operating leases are included in “Operating lease right-of-use assets”, “Operating lease liabilities, current portion”, and “Operating lease liabilities, less current portion” in the consolidated balance sheets.
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
Business Combination
The Company includes the results of operations of the businesses that are acquired as of the acquisition date. The Company allocates the purchase price of acquisitions to the assets acquired and liabilities assumed based on the estimated fair values. The excess of the purchase price over the fair values of the identifiable assets and liabilities is recorded as goodwill. Acquisition related costs are recognized separately from the business combination and are expensed as incurred.
Goodwill and Intangible Assets
The Company records goodwill when consideration paid in an acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company conducted the annual impairment test of goodwill as of September 30, 2020, and 2019. For purposes of goodwill impairment testing, the Company has one reporting unit. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. When performing the goodwill impairment test, the Company compares the fair value of the single reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the fair value with goodwill written down accordingly. There have been no goodwill impairments during the periods presented.
Intangible assets, consisting of developed technology, backlog, and customer relationships, are stated at cost less accumulated amortization. All intangible assets have been determined to have finite lives and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from three to ten years. Amortization expense related to developed

MODEL N, INC.
Notes to Consolidated Financial Statements

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
The Company’s cash equivalents consist of money market funds and US Treasury securities, which are classified within Level 1 of the fair value hierarchy because they are valued based on quoted prices in active markets for identical assets or liabilities.
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
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred. The Company incurred $0.2 million, $0.2 million, and $0.4 million in advertising and promotions costs during the fiscal years ended September 30, 2020, 2019, and 2018, respectively.
Employee Benefit Plan
The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code (IRC). Under the 401(k) Plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. The Company contributed approximately $0.6 million for each of the years ended September 30, 2020, 2019, and 2018.

MODEL N, INC.
Notes to Consolidated Financial Statements

Stock-Based Compensation
Stock-based compensation expense for all share-based payment awards granted to the employees and directors including stock options and restricted stock units (“RSUs”) is measured and recognized based on the fair value of the awards on the grant date. The fair value is recognized as expense, net of estimated forfeitures on a ratable basis, over the requisite service period, which is generally the vesting period of the respective award. The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock option awards and employee stock purchase plan (“ESPP”). The Black-Scholes-Merton valuation model requires the use of subjective assumptions including the expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends. The fair value of RSUs is determined based on the closing quoted price of the Company’s common stock on the grant date. The Company periodically estimates the portion of awards which will ultimately vest based on its historical forfeiture experience. These estimates are adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from the prior estimates.
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
Income Taxes
The Company accounts for income taxes in accordance with the FASB ASC No. 740—Accounting for Income Taxes (“ASC 740”). The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in the subsequent period when such a change in estimate occurs. The Company regularly assesses the likelihood that its deferred income tax assets will be realized from future taxable income based on the realization criteria set forth in ASC 740. To the extent that the Company believes any amounts are not more likely than not to be realized, the Company records a valuation allowance to reduce the deferred income tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event the Company determines that it is more likely than not that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred income tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made.
As of September 30, 2020, and 2019, the Company had gross deferred income tax assets, related primarily to net operating loss (“NOL”) carry forwards, stock compensation, accruals and reserves that are not currently deductible, depreciation and amortization, and research and development tax credits of $96.9 million and $83.0 million, respectively, which have been fully offset by a valuation allowance. Utilization of these net loss carry forwards is subject to the limitations of IRC Section 382 (“Section 382 Limitations”). A Section 382 study was performed in fiscal year 2013 and subsequent Section 382 analyses have been performed. It is determined that there are no material limitations of IRC Section 382. However, in the future, some portion or all of these carry forwards may not be available to offset any future taxable income.
The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment or receipt of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.
Segment
The Company has one operating segment with one business activity: developing and monetizing revenue management solutions. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who manages operations

MODEL N, INC.
Notes to Consolidated Financial Statements

on a consolidated basis for purposes of allocating resources. When evaluating performance and allocating resources, the CODM reviews financial information as presented on a consolidated basis.
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gain (loss) on cash flow hedges.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). Under Topic 842, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases and provide enhanced disclosures. The Company adopted Topic 842 on October 1, 2019 using the alternative modified transition method. The Company elected the package of practical expedients and carried forward its historical lease classification, its assessment on whether a contract was or contained a lease, and its initial direct costs for any leases that existed prior to October 1, 2019. The Company also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet. Upon adoption, the Company recognized total operating lease right-of-use (“ROU”) assets and total operating lease liabilities of $6.7 million and $7.2 million, respectively, on the consolidated balance sheet. The difference of $0.5 million represents deferred rent that existed as of the date of adoption, which was an offset to the opening balance of operating lease ROU assets. The adoption had no impact on opening retained earnings.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new accounting standard update simplifies the measurement of goodwill by eliminating the step two impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The new guidance requires a comparison of the fair value of the Company’s single reporting unit with the carrying amount and the Company is required to recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. Additionally, the Company will consider the income tax effects from any tax deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. The Company adopted this guidance beginning in the first quarter of fiscal year 2020 and it did not have a material impact on the Consolidated Financial Statements.
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
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which eliminates the beneficial conversion and cash conversion accounting models for

MODEL N, INC.
Notes to Consolidated Financial Statements

convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. ASU 2020-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its Consolidated Financial Statements.
Note 3. Revenues from Contracts with Customers
Revenue Recognition
The Company derives revenues primarily from subscription revenues and professional services revenues.
Disaggregation of Revenues
See Note 14, Geographic Information, for information on revenue by geography.
Customer Contract Balances
The following table reflects balances related to contracts with customers (in thousands):

	As of September 30, 2020	As of September 30, 2019
Accounts receivable, net	$35,796	$26,953
Contract asset	4,482	1,588
Deferred revenue	51,786	45,385
Capitalized contract acquisition costs	7,506	6,626
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
The non-current portion of deferred revenue is included in other long-term liabilities in the Consolidated Balance Sheets. During the years ended September 30, 2020, and 2019, the Company recognized $44.7 million and $44.5 million of revenue that was included in the deferred revenue balance at the beginning of the periods.
Capitalized Contract Acquisition Costs
As of September 30, 2020, the current and non-current portions of capitalized contract acquisition costs were $2.3 million and $5.2 million, respectively. The Company amortized $2.5 million and $1.8 million of contract acquisition costs during the years ended September 30, 2020, and 2019, respectively. For the years ended September 30, 2020, and 2019, there was no impairment related to capitalized contract acquisition costs.
Customer Deposits
Customer deposits primarily relate to payments received from customers which could be refundable pursuant to the terms of the arrangement. These amounts are included in accrued liabilities on the Consolidated Balance Sheets. The customer deposits amount was immaterial as of September 30, 2020, and 2019.
Standard payment terms to customers generally range from thirty to ninety days; however, payment terms and conditions in the customer contracts may vary. In some cases, customers prepay for subscription and services in advance of the delivery; in other cases, payment is due as services are performed or in arrears following the delivery.

MODEL N, INC.
Notes to Consolidated Financial Statements

Remaining Performance Obligations
Remaining performance obligations represent non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2020, the aggregate amount of the transaction price allocated to performance obligations either unsatisfied or partially unsatisfied was $164.5 million, 53% of which the Company expects to recognize as revenue over the next 12 months and the remainder thereafter.
Note 4. Leases
The Company leases facilities under noncancelable operating leases with lease terms between three years and 10 years. Certain leases include options to extend or terminate the lease. The Company factored into the determination of lease payments the options that it is reasonably certain to exercise.
Operating lease costs were $3.2 million for the year ended September 30, 2020. Short-term lease costs, variable lease costs, and sublease income were immaterial for the year ended September 30, 2020. Rent expenses recognized prior to the adoption of Topic 842 were $3.2 million and $3.4 million during the fiscal years ended September 30, 2019, and 2018, respectively.
Cash flow information related to operating leases is as follows (in thousands):

Fiscal Year Ended September 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$3,545
Operating lease ROU assets obtained in exchange for new operating lease liabilities	(375)
The Company early terminated certain leases during the three months ended June 30, 2020 which resulted in a reduction of ROU assets and operating lease liabilities of $1.0 million.
The weighted-average remaining lease term is 4.0 years and the weighted-average discount rate is 5.5% as of September 30, 2020.
Maturities of operating lease liabilities as of September 30, 2020 are as follows (in thousands):

Fiscal Year
2021	1,599
2022	762
2023	442
2024	350
2025	234
2026 and thereafter	535
Total operating lease payments	3,922
Less imputed interest	395
Total operating lease liabilities	$3,527
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

MODEL N, INC.
Notes to Consolidated Financial Statements

Note 5. Financial Instruments
The table below sets forth the Company’s cash equivalents as of September 30, 2020, and 2019, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement. The Company had no liabilities measured at fair value on a recurring basis.

					Reported as:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
As of September 30, 2020
Level 1:
Money market funds	31,915	—	—	31,915	31,915
US Treasury securities	$149,982	$—	$—	$149,982	$149,982
Total	$181,897	$—	$—	$181,897	$181,897

As of September 30, 2019
Level 1:
Money market funds	$32,792	$—	$—	$32,792	$32,792
Total	$32,792	$—	$—	$32,792	$32,792

The Company’s financial instruments not measured at fair value on a recurring basis include cash, accounts receivable, accounts payable, and accrued liabilities, and are reflected in the financial statements at cost and approximates their fair value due to their short-term nature.
See Note 6 for the fair value measurement of the Company’s derivative contracts, Note 8 for the fair value measurement of the Company’s term loan and promissory notes, and Note 9 for the fair value measurement of the Company’s convertible senior notes.
Note 6. Derivative Instruments and Hedging
The Company uses foreign currency forward contracts to hedge a portion of the forecasted foreign currency-denominated expenses incurred in the normal course of business. These contracts are designated as cash flows hedges. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign exchange rate movements. The Company does not use any of the derivative instruments for trading or speculative purposes. These contracts have maturities of 12 months or less. The amounts reclassified to expenses related to the hedged transactions were immaterial for the years ended September 30, 2020, and 2019. The fair value of the outstanding non-deliverable foreign currency forward contracts was measured using Level 2 fair value inputs and was immaterial as of September 30, 2020, and 2019.
Notional Amounts of Derivative Contracts
Derivative transactions are measured in terms of the notional amount but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The notional amounts of the Company's outstanding foreign currency forward contracts designated as cash flow hedges were $5.5 million and $9.4 million as of September 30, 2020, and 2019, respectively.

MODEL N, INC.
Notes to Consolidated Financial Statements

Note 7. Consolidated Balance Sheets Components
Components of property and equipment, and intangible assets consisted of the following:
Property and Equipment

	As of September 30,
	2020	2019
	(in thousands)
Computer software and equipment	$6,367	$7,644
Furniture and fixtures	1,143	1,252
Leasehold improvements	1,012	1,276
Software development costs	7,801	9,416
Total property and equipment	$16,323	$19,588
Less: Accumulated depreciation and amortization	(15,289)	(18,545)
Total Property and equipment, net	$1,034	$1,043
Depreciation expense including depreciation of assets under capital leases totaled $0.7 million, $1.3 million, and $2.7 million for the fiscal years ended September 30, 2020, 2019, and 2018, respectively.
Intangible Assets

		As of September 30, 2020
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Intangible Assets:
Developed technology	5-6	$12,083	$(9,544)	$2,539
Customer relationships	3-10	36,599	(14,758)	21,841
Total		$48,682	$(24,302)	$24,380

		As of September 30, 2019
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Intangible Assets:
Developed technology	5-6	$12,083	$(8,351)	$3,732
Backlog	5	280	(280)	—
Customer relationships	3-10	36,599	(11,200)	25,399
Total		$48,962	$(19,831)	$29,131
The Company recorded amortization expense related to the acquired intangible assets of $4.8 million, $5.5 million and $5.6 million during the fiscal years ended September 30, 2020, 2019, and 2018, respectively.

MODEL N, INC.
Notes to Consolidated Financial Statements

Estimated future amortization expense for the intangible assets as of September 30, 2020 is as follows:

Fiscal Years Ending September 30,
(in thousands)
2021	4,687
2022	4,687
2023	3,840
2024	3,558
2025	3,558
2026 and thereafter	4,050
Total future amortization	$24,380
Note 8. Debt
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
The Company paid a total of $10.2 million of principal in fiscal years 2018 and 2019. In May 2020, the Company terminated the Credit Agreement and repaid in full the outstanding term loan including $39.8 million principal and $0.2 million interest from the proceeds of the convertible senior notes, as discussed in Note 9. The Company recorded a loss on debt extinguishment of $0.3 million representing the unamortized debt discount and issuance costs amount. The term loan had a maturity date of May 4, 2023.
On August 12, 2019, the Company entered into an amendment to the Credit Agreement whereby the applicable margins were revised. At the Company’s election, the term loan under the Credit Agreement and the revolving line of credit bore interest based upon the Company’s leverage ratio as defined in the Credit Agreement at either (i) a base rate plus applicable margin ranging from 1.5% to 3.5% or (ii) LIBOR rate plus applicable margin ranging from 2.5% to 4.5%. Interest was payable periodically, in arrears, at the end of each interest period the Company elected. For the first four months of fiscal year 2020, the Company’s interest rate was LIBOR rate plus 3.5%. For the period beginning on February 1, 2020 through the payoff of the term loan, the Company’s interest rate was LIBOR rate plus 2.5%. The effective interest rate for the term loan with Wells Fargo was 5.34% for the year ended September 30, 2020. In addition, the Company was required to pay monthly in arrears an unused line fee ranging from 0.25% to 0.5% of the unused portion of the revolving line of credit based upon the Company’s leverage ratio.
The Credit Agreement contained customary representations and warranties, subject to limitations and exceptions, customary covenants, and certain financial covenants. The Company was in compliance with all covenant requirements through the payoff in conjunction with the issuance of convertible senior notes as discussed in Note 9.
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
Note 9. Convertible Senior Notes
In May 2020, the Company issued $172.5 million aggregate principal amount of 2.625% convertible senior notes in a private placement, including $22.5 million which represents the exercise in full of the initial purchasers’ option to purchase additional notes. The net proceeds from the issuance of the Notes was $166.4 million, net of initial purchasers’ discounts and debt issuance costs of $6.1 million. The Company used $40.0 million of the net proceeds to repay in full the debt outstanding under, and terminated the Credit Agreement dated May 4, 2018, as amended, by and among the Company, Wells Fargo, as administrative agent, and the lenders party thereto. See Note 8 for details of the Credit Agreement.

MODEL N, INC.
Notes to Consolidated Financial Statements

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
The Notes are convertible into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, at an initial conversion rate of 30.0044 shares of common stock per $1,000 principal amount of the Notes, which is equal to an initial conversion price of approximately $33.33 per share of common stock subject to adjustment, with a maximum conversion rate of 38.2555. The Company intends to settle the principal amount of the Notes with cash. Prior to the close of business on the scheduled trading day immediately preceding March 1, 2025, holders of the Notes may convert all or a portion of their Notes in multiples of $1,000 principal amount, only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;
•if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events.
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
During the year ended September 30, 2020, the conditions allowing holders of the Notes to convert were not met. The Notes were classified as long-term debt on the Consolidated Balance Sheets as of September 30, 2020.
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

MODEL N, INC.
Notes to Consolidated Financial Statements

The net carrying amount of the liability and equity components for the Notes as of September 30, 2020 was as follows (in thousands):

Liability component:
Principal amount	$172,500
Unamortized discount	(54,147)
Unamortized issuance costs	(3,915)
Net carrying amount	$114,438

Equity component, net of issuance costs	$55,227
The following table sets forth the interest expense recognized related to the Notes (in thousands):

Fiscal Year Ended September 30, 2020
Coupon interest expense	$1,623
Amortization of debt discount	3,102
Amortization of debt issuance costs	155
Total interest expense related to the Notes	$4,880
Effective interest rate of the liability component	12.32%
The unamortized debt discount and debt issuance costs will be amortized over 56 months as of September 30, 2020.
As of September 30, 2020, the total estimated fair value of the Notes was approximately $224.9 million which includes the equity component. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.
Note 10. Commitments and Contingencies
Leases
See Note 4 for details of leases.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions, and there were no material claims against the Company outstanding as of September 30, 2020, and 2019. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the software license, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

Note 11. Stock-Based Compensation
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
2013 Equity Incentive Plan
The Company’s Board adopted the 2013 Equity Incentive Plan (the “2013 Plan”) in February 2013, and the stockholders approved the 2013 Plan in March 2013. The 2013 Plan became effective on March 18, 2013 and will terminate on February 28, 2023. The 2013 Plan serves as the successor equity compensation plan to the 2010 Plan. The 2013 Plan was approved with a reserve of 8.0 million shares, which consists of 2.5 million shares of the Company’s common stock reserved for future issuance under the 2013 Plan and shares of common stock previously reserved but unissued under the 2010 Plan.
Additionally, the 2013 Plan provides for automatic increases in the number of shares available for issuance under it on October 1 of each of the first four calendar years during the term of the 2013 Plan by the lesser of 5% of the number of shares of common stock issued and outstanding on each September 30 immediately prior to the date of increase or the number determined by the Board. In fiscal year 2018, 2.0 million additional shares were approved by the Company’s stockholders for issuance under the 2013 Plan. No further grants will be made under the 2010 Plan, and the balances under the 2010 Plan have been transferred to the 2013 Plan. The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, restricted stock units and stock bonuses. Awards generally vest over four years and expire ten years from the date of grant. As of September 30, 2020, 2.8 million shares were available for future stock awards under the plans and any additional releases resulting from an over-achievement relating to performance-based restricted stock units.
Stock Options
There were no stock options granted in fiscal years ended September 30, 2020, 2019, and 2018. The expected terms of options granted were calculated using the simplified method, determined as the average of the contractual term and the vesting period. Estimated volatility is derived from the historical closing prices of common shares of similar entities whose share prices are publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. treasury constant maturities in effect at the time of grant for the expected term of the option. The Company uses historical data to estimate the number of future stock option forfeitures.

MODEL N, INC.
Notes to Consolidated Financial Statements

The following table summarized the stock option activity and related information under all stock option plans:

	Number of Shares (in thousands)	Weighted Average Exercised Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at September 30, 2017	453	$7.71	3.53	$3,281
Exercised	(179)	8.61
Expired	(47)	4.65
Balance at September 30, 2018	227	7.64	2.94	$1,861
Exercised	(120)	6.87
Expired	(7)	6.13
Balance at September 30, 2019	100	8.66	2.23	$1,911
Exercised	(65)	7.72
Expired	(1)	1.74
Balance at September 30, 2020	34	$10.57	1.68	$846
Options exercisable as of September 30, 2020	34	$10.57	1.68	$846
Options vested and expected to vest as of September 30, 2020	34	$10.57	1.68	$846
The intrinsic value of options exercised during fiscal years ended September 30, 2020, 2019, and 2018 was $1.4 million, $1.6 million, and $1.5 million, respectively.
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
The following table summarizes the weighted-average assumptions used to estimate the fair value of rights to acquire stock granted under the Company’s ESPP during the periods presented:

	Fiscal Years Ended September 30,
	2020	2019	2018
Risk-free interest rate	0.84%	2.26%	1.73%
Dividend yield	—%	—%	—%
Volatility	52%	33%	28%
Expected term (in years)	0.50	0.50	0.50
Fair value at grant date	$11.20	$5.17	$3.65
Restricted Stock Units and Performance-based Restricted Stock Units
During the years ended September 30, 2020, 2019, and 2018, the Compensation Committee of the Board approved grants of performance-based restricted stock units to the Company’s certain senior officers, including the Chief Executive Officer and the Chief Financial Officer. For the performance-based restricted stock units granted in fiscal years 2020 and 2019, under the terms of these grants, the actual number of shares that will vest and be released will range from 0% to 150% of the grant based on the achievement of the pre-established performance goals of the Company. These grants vest over a three-year period with one third vesting on the first anniversary of the vesting commencing date and quarterly thereafter. For the performance-based restricted stock units granted in fiscal year 2018, under the terms of these grants, the actual number of shares that will vest and be released will range from 0% to 250% of the grant based on the performance of the Company’s total shareholder return (“TSR”) relative to that of the Russell 3000 Index (the “Index”). These grants vest over a three-year period with 50% vesting on each of the second and the third annual anniversary of the vesting commencing date. In addition, these grants have a “catch-up” provision such that if the Company’s TSR relative to the Index for the three-year period exceeds that of the two-year period, additional shares for the two-year period will vest and be released based on the three-year achievement level. Performance-based restricted stock units grants have a ten-year term, subject to their earlier termination upon certain events including the

MODEL N, INC.
Notes to Consolidated Financial Statements

awardee’s termination of employment. The grant date fair values of the performance-based restricted stock units granted in fiscal year 2018 were determined using Monte-Carlo simulation model with risk-free interest rate of 2.42%–2.57% and volatility of 39%–40%. As of September 30, 2020, 0.2 million shares were reserved for any additional release resulting from over-achievement relating to performance-based restricted stock units.
The following table summarizes the Company’s restricted stock unit activity (including performance based restricted stock awards) under all equity award plans:

	Restricted Stock Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Balance at September 30, 2017	2,917	$12.55
Granted	1,355	22.92
Released	(1,137)	13.99
Forfeited	(822)	18.57
Balance at September 30, 2018	2,313	$15.78
Granted	1,638	16.09
Released	(1,213)	15.35
Forfeited	(388)	14.91
Balance at September 30, 2019	2,350	$16.36
Granted	1,390	28.91
Released	(1,613)	19.60
Forfeited	(170)	18.21
Balance at September 30, 2020	1,957	$22.43
The total fair value of restricted stock and performance based restricted stock awards vested for the years ended September 30, 2020, 2019, and 2018, was $54.9 million, $22.2 million, and $19.8 million, respectively.
The following table summarizes certain information of the unvested awards as of September 30, 2020:

	Restricted Stock Units (1)	ESPP
Total compensation cost for unvested (in millions)	$29.3	$0.7
Weighted-average period to recognize (in years)	2.1	0.4

(1):	Includes restricted stock units and performance-based restricted stock awards.

MODEL N, INC.
Notes to Consolidated Financial Statements

Stock-based Compensation
Stock-based compensation recorded in the Consolidated Statements of Operations is as follows:

	Fiscal Years Ended September 30,
	2020	2019	2018
	(in thousands)
Cost of revenues:
Subscription	$1,865	$2,468	$1,400
Professional Services	2,229	2,894	1,256
Total stock-based compensation in cost of revenues	4,094	5,362	2,656
Operating expenses:
Research and development	4,625	4,145	2,983
Sales and marketing	6,160	4,641	3,524
General and administrative	7,621	7,192	14,161
Total stock-based compensation in operating expenses	18,406	15,978	20,668
Total stock-based compensation	$22,500	$21,340	$23,324
For the fiscal year ended September 30, 2020, the total stock-based compensation included an immaterial amount related to bonus. For the fiscal year ended September 30, 2019, the total stock-based compensation included $3.7 million related to bonus, which was recorded in the accrued employee compensation line item in the Consolidated Balance Sheets.
Note 12. Income Taxes
The components of loss before income taxes are as follows:

	Fiscal Years Ended September 30,
	2020	2019	2018
	(in thousands)
Domestic	$(14,252)	$(17,057)	$(31,312)
Foreign	1,400	(1,206)	3,078
Loss before taxes	$(12,852)	$(18,263)	$(28,234)
The components of the provision for (benefit from) income taxes are as follows:

	Fiscal Years Ended September 30,
	2020	2019	2018
	(in thousands)
Current
Federal	$(106)	$—	$(110)
State	21	11	36
Foreign	508	843	439
	$423	$854	$365
Deferred
Federal	$86	$(2)	$(404)
State	70	(19)	12
Foreign	233	197	—
	$389	$176	$(392)
Total provision for (benefit from) income taxes	$812	$1,030	$(27)

MODEL N, INC.
Notes to Consolidated Financial Statements

Reconciliation of the statutory federal income tax to the Company’s effective tax is as follows:

	Fiscal Years Ended September 30,
	2020	2019	2018
	(in thousands)
Tax at statutory federal rate	$(2,699)	$(3,835)	$(6,854)
State tax, net of federal benefit	21	11	36
Permanent differences	(195)	(443)	950
Stock-based compensation	(5,163)	(1,061)	(3,761)
Section 162(m)	2,266	168	56
Foreign tax rate differential	213	1,293	(308)
Change in valuation allowance	7,778	5,814	(13,785)
Research and development tax credits	(1,370)	(974)	(725)
Change in deferred tax liabilities	69	(19)	(392)
Change in federal statutory tax rate	—	—	24,828
Other	(108)	76	(72)
Total provision for (benefit from) income taxes	$812	$1,030	$(27)

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
Prior to the first quarter of fiscal year 2019, the Company’s provision for income taxes did not include provisions for foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign subsidiaries that the Company intends to reinvest indefinitely. The current Tax Legislation generally allows companies to make distributions of non-U.S. earnings to the U.S. without incurring additional federal income tax. As a result, the Company expects to repatriate future foreign earnings in certain foreign jurisdictions over time. During the year ended September 30, 2019, the Company repatriated $2.5 million of foreign subsidiary earnings to the U.S. in the form of cash and paid foreign withholding taxes of $0.5 million. During the year ended September 30, 2020, the Company repatriated $1.0 million of foreign subsidiary earnings to the U.S. in the form of cash and paid foreign withholding taxes of $0.2 million. As of September 30, 2020, the Company recorded a deferred tax liability of $0.2 million for the additional non-U.S. taxes that are expected to be incurred related to the repatriation of $1.6 million in foreign subsidiary earnings.

MODEL N, INC.
Notes to Consolidated Financial Statements

Deferred tax assets and liabilities consisted of the following:

	As of September 30,
	2020	2019
	(in thousands)
Deferred tax assets:
Depreciation and amortization	$1,104	$1,168
Accruals and other	7,801	5,889
Deferred revenue	141	—
NOL carry-forward	69,816	59,705
Stock compensation	2,017	2,610
Research and development tax credits	15,975	13,622
Total deferred tax assets	$96,854	$82,994
Valuation allowance	(73,372)	(74,885)
Net deferred tax assets	$23,482	$8,109
Deferred tax liabilities:
Convertible senior notes	$(13,967)	$—
Intangibles	(6,844)	(7,588)
Capitalized contract acquisition costs	(2,070)	(561)
Other	(1,096)	(235)
Net deferred tax liabilities	$(495)	$(275)
A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a full valuation allowance to offset net deferred tax assets as of September 30, 2020, and 2019, due to the uncertainty of realizing future tax benefits from its net operating loss carry-forwards and other deferred tax assets. The net decrease in the total valuation allowance for the year ended September 30, 2020 was approximately $1.5 million.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 pandemic. GAAP requires recognition of the tax effects of new legislation during the reporting period in which the enactment date occurs. The CARES Act includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, technical corrections on net operating loss carryforwards for fiscal year taxpayers and allowing accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there is no material impact to the income tax provision for the year.
On June 29, 2020, California Assembly Bill 85 (“AB 85”) was signed into law, which suspends the use of net operating losses for certain taxpayers and limits the use of research tax credits for tax years 2020, 2021, and 2022. The Company evaluated the impact of AB 85 and determined that it did not impact the Company’s income tax provision for the year.
As of September 30, 2020, the Company has federal and state NOL carry-forwards of approximately $264.4 million and $525.1 million, respectively. The federal NOL will begin expiring in 2021 and the state NOLs began expiring in 2020. As of September 30, 2020, the Company had federal and state research and development credit carry forwards of approximately $10.8 million and $11.7 million, respectively. The federal research and development credit carry-forwards began expiring in 2020. The California and Massachusetts tax credits can be carried forward indefinitely.
Internal Revenue Code section 382 places a limitation (“Section 382 Limitation”) on the amount of taxable income can be offset by NOL carry-forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. Generally, after a control change, a loss corporation cannot deduct NOL carry-forwards in excess of the Section 382 Limitation. An IRC Section 382 analysis has been performed as of September 30, 2020 and determined there would be no effect on the NOL deferred tax asset if ownership changes occurred.

MODEL N, INC.
Notes to Consolidated Financial Statements

As of September 30, 2020, the Company had unrecognized tax benefits of approximately $4.7 million. It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the next twelve months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2020, there was a liability of $0.1 million related to uncertain tax positions recorded on the financial statements.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Years Ended September 30,
	2020	2019	2018
	(in thousands)
Unrecognized tax benefits at the beginning of the period	$3,961	$3,469	$3,143
Gross decrease based on tax positions during the prior period	(8)	(4)	(143)
Gross increase based on tax positions during the prior period	—	23	94
Gross increase based on tax positions during the current period	702	473	375
Unrecognized tax benefits at the end of the period	$4,655	$3,961	$3,469
The Company is subject to income taxes in U.S. federal and various state, local and foreign jurisdictions.  The tax years ended from September 2000 to September 2020 remain open to examination due to the carryover of unused net operating losses or tax credits.
Note 13. Net Loss Per Share
The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, which excludes unvested restricted stock awards. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period including options to purchase common stock, unvested restricted stock units, ESPP, and convertible senior notes.

	Fiscal Years Ended September 30,
	2020	2019	2018
	(in thousands, except per share data)
Numerator:
Basic and diluted:
Net loss attributable to common stockholders	$(13,664)	$(19,293)	$(28,207)
Denominator:
Basic and diluted:
Weighted Average Shares Used in Computing Net Loss per Share Attributable to Common Stockholders	34,008	32,232	30,370
Net Loss per Share Attributable to Common Stockholders:
Basic and diluted	$(0.40)	$(0.60)	$(0.93)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive are as follows (in thousands):

	As of September 30,
	2020	2019	2018
	(in thousands)
Stock options	34	100	227
Performance-based RSUs and RSUs	1,957	2,350	2,313
Shares issuable pursuant to the employee stock purchase plan	66	84	120
Convertible senior notes	5,176	—	—
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
Note 14. Geographic Information
The Company has one operating segment with one business activity - developing and monetizing revenue management solutions.
Revenues from External Customers
Revenues from customers outside the United States were 9%, 8%, and 12% of total revenues for the fiscal years ended September 30, 2020, 2019, and 2018, respectively. No single jurisdiction outside of the United States had revenues in excess of 10%.
Long-Lived Assets
The following table sets forth the Company’s property and equipment, net by geographic region:

	As of September 30,
	2020	2019
	(in thousands)
United States	$562	$853
India	472	190
Total property and equipment, net	$1,034	$1,043

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer (who is currently our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2020, using the criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our evaluation under the COSO framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2020, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The effectiveness of our internal control over financial reporting as of September 30, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Accounting Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
ITEM 9B.    Other Information
None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Information about our Executive Officers and our Directors is incorporated by reference to information contained in the Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2020.
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
ITEM 11.    Executive Compensation
The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2020.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2020.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2020.
ITEM 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2020.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules
(a)    The following documents filed as a part of the report:
(1)Financial Statements
The financial statements are set forth in Item 8 of this Annual Report on Form 10-K.
(2)Financial Statement Schedule
Schedule II - Valuation and qualifying accounts
The table below presents the changes in the allowance for doubtful accounts and valuation allowance for deferred tax assets for the fiscal years ended September 30, 2020, 2019, and 2018, respectively.

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Write-offs and Deductions	Balance at End of Period
Allowance for doubtful receivables
For the Year Ended September 30, 2020	$51	24	28	$47
For the Year Ended September 30, 2019	$172	44	165	$51
For the Year Ended September 30, 2018	$85	172	85	$172
Valuation allowance for deferred tax assets
For the Year Ended September 30, 2020	$74,885	15,261	16,774	$73,372
For the Year Ended September 30, 2019	$67,879	7,006	—	$74,885
For the Year Ended September 30, 2018	$78,003	10,708	20,832	$67,879
(3)Exhibits
The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-35840	3.1	5/10/2013
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-35840	3.1	5/6/2020
4.1	Form of Registrant’s Common Stock certificate	S-1	333-186668	4.01	3/7/2013
4.2	Amended and Restated Investor Rights Agreement dated December 12, 2003 by and among Registrant and certain of its stockholders	S-1	333-186668	4.02	2/13/2013
4.3	Indenture dated May 22, 2020 between Model N, Inc. and U.S. Bank, National Association	8-K	001-35840	4.1	5/22/2020
4.4	Form of Global Note, representing Model N, Inc.’s 2.625% Convertible Senior Notes due 2025	8-K	001-35840	4.1	5/22/2020
4.5	Description of Registrant’s Securities					X
10.1	Form of Indemnity Agreement to be entered into between Registrant and each of its officers and directors	S-1	333-186668	10.01	3/12/2013
10.2†	2000 Stock Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.02	2/13/2013
10.3†	2010 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.03	2/13/2013

10.4†	2013 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.04	3/7/2013
10.5†	2013 Employee Stock Purchase Plan	S-8	333-187388	99.4	3/20/2013
10.6†	Employment offer letter dated May 7, 2017 and Amendment 1 dated May 8, 2017 by and between Registrant and David Barter.	10-K	001-35840	10.07	11/15/2017
10.7†	Employment offer letter dated December 9, 2016 by and between Registrant and Russell Mellott.	10-K	001-35840	10.08	11/15/2017
10.8†	Form of Restricted Stock Unit Agreement	10-K	001-35840	10.12	12/6/2013
10.9	Sublease by and between Dynatrace LLC and Registrant dated August 8, 2017	10-K	001-35840	10.10	11/15/2017
10.10†	Employment agreement dated May 7, 2018 by and between Registrant and Jason Blessing	10-Q	001-35840	10.2	8/8/2018
10.11	Credit Agreement by and between Wells Fargo Bank, National Association and Registrant dated May 4, 2018	10-Q	001-35840	10.3	8/8/2018
10.12	Lease by and between RV VI 777 Mariners, LLC and Registrant dated April 7, 2020	10-Q	001-35840	10.1	5/6/2020
21.1	List of Subsidiaries of Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on the signature page to this report)[1]					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

†	Indicates a management contract or compensatory plan.

*	These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.
1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Mateo, State of California, on this 20th day of November 2020.

MODEL N, INC.

By:	/S/ CATHY LEWIS
Cathy Lewis
Chief Accounting Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason Blessing or Cathy Lewis, or any of them, his attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JASON BLESSING	Chief Executive Officer and Director (Principal Executive Officer)	November 20, 2020
Jason Blessing

/S/ CATHY LEWIS	Chief Accounting Officer (Principal Financial Officer and Accounting Officer)	November 20, 2020
Cathy Lewis

Additional Directors:

/S/ TIM ADAMS	Director	November 20, 2020
Tim Adams

/S/ BALJIT DAIL	Director	November 20, 2020
Baljit Dail

/S/ KIMBERLY DECARLIS	Director	November 20, 2020
Kimberly DeCarlis

/S/ MELISSA FISHER	Director	November 20, 2020
Melissa Fisher

/S/ ALAN HENRICKS	Director	November 20, 2020
Alan Henricks

/S/ SCOTT REESE	Director	November 20, 2020
Scott Reese

/S/ DAVE YARNOLD	Director	November 20, 2020
Dave Yarnold