Form 10-Q
period 2020-12-31
MODEL N, INC.
filed 2021-02-09
CIK 1118417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
As of January 29, 2021, the registrant had 35,049,340 shares of common stock outstanding.
1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
MODEL N, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	As of December 31, 2020	As of September 30, 2020
Assets
Current assets
Cash and cash equivalents	$143,517	$200,491
Accounts receivable, net of allowance for doubtful accounts of $110 as of December 31, 2020 and $47 as of September 30, 2020	39,807	35,796
Prepaid expenses	3,678	2,797
Other current assets	6,777	7,314
Total current assets	193,779	246,398
Property and equipment, net	1,568	1,034
Operating lease right-of-use assets	15,837	3,332
Goodwill	66,860	39,283
Intangible assets, net	51,418	24,380
Other assets	7,055	5,863
Total assets	$336,517	$320,290
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,833	$3,009
Accrued employee compensation	11,513	17,056
Accrued liabilities	5,036	5,237
Operating lease liabilities, current portion	1,889	1,460
Deferred revenue, current portion	55,638	50,904
Total current liabilities	79,909	77,666
Long term debt	116,795	114,438
Operating lease liabilities, less current portion	13,604	2,067
Other long-term liabilities	1,355	1,448
Total liabilities	211,663	195,619
Commitments and contingencies
Stockholders’ equity
Common Stock, $0.00015 par value; 200,000 shares authorized; 35,049 and 34,821 shares issued and outstanding at December 31, 2020 and September 30, 2020, respectively	5	5
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	357,106	351,952
Accumulated other comprehensive loss	(1,031)	(1,213)
Accumulated deficit	(231,226)	(226,073)
Total stockholders’ equity	124,854	124,671
Total liabilities and stockholders’ equity	$336,517	$320,290
The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2020	2019
Revenues
Subscription	$31,435	$28,182
Professional services	11,299	10,206
Total revenues	42,734	38,388
Cost of revenues
Subscription	8,992	8,710
Professional services	8,124	7,642
Total cost of revenues	17,116	16,352
Gross profit	25,618	22,036
Operating expenses
Research and development	8,697	8,516
Sales and marketing	9,456	9,013
General and administrative	8,787	6,965
Total operating expenses	26,940	24,494
Loss from operations	(1,322)	(2,458)
Interest expense, net	3,462	563
Other expenses (income), net	130	(12)
Loss before income taxes	(4,914)	(3,009)
Provision for (benefit from) income taxes	239	(11)
Net loss	$(5,153)	$(2,998)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.15)	$(0.09)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	34,936	33,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2020	2019
Net loss	$(5,153)	$(2,998)
Other comprehensive income, net of tax
Unrealized gain on cash flow hedges	65	18
Foreign currency translation gain	117	25
Total comprehensive loss	$(4,971)	$(2,955)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(5,153)	$(2,998)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,320	1,452
Stock-based compensation	5,128	5,823
Amortization of debt discount and issuance costs	2,357	109
Deferred income taxes	60	(190)
Amortization of capitalized contract acquisition costs	651	624
Changes in assets and liabilities, net of acquisition
Accounts receivable	(233)	(4,141)
Prepaid expenses and other assets	(602)	(398)
Accounts payable	(422)	136
Accrued employee compensation	(5,563)	(6,384)
Other current and long-term liabilities	(878)	(573)
Deferred revenue	3,114	1,549
Net cash used in operating activities	(221)	(4,991)
Cash flows from investing activities
Purchases of property and equipment	(336)	(29)
Acquisition of business	(56,444)	—
Net cash used in investing activities	(56,780)	(29)
Cash flows from financing activities
Proceeds from exercise of stock options	26	18
Net cash provided by financing activities	26	18
Effect of exchange rate changes on cash and cash equivalents	1	11
Net decrease in cash and cash equivalents	(56,974)	(4,991)
Cash and cash equivalents
Beginning of period	200,491	60,780
End of period	$143,517	$55,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.The Company and Significant Accounting Policies and Estimates
Model N, Inc. (“Model N,” “we,” “us,” “our,” and “the Company”) was incorporated in Delaware on December 14, 1999. The Company is a provider of cloud revenue management solutions for the life sciences and high tech industries. The Company’s solutions enable its customers to maximize revenues and reduce revenue compliance risk by transforming their revenue life cycle from a series of tactical, disjointed operations into a strategic end-to-end process, which enables them to manage the strategy and execution of pricing, contracting, incentives and rebates. The Company’s corporate headquarters are located in San Mateo, California, with additional offices in the United States, India and Switzerland.
Fiscal Year
The Company’s fiscal year ends on September 30. References to fiscal year 2021, for example, refer to the fiscal year ending September 30, 2021.

Basis for Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated balance sheet as of September 30, 2020 has been derived from the audited financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (“the Annual Report”) on file with the SEC. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report.

In the opinion of management, the unaudited interim consolidated financial statements include all the normal recurring adjustments necessary to present fairly our condensed consolidated financial statements. The results of operations for the three months ended December 31, 2020 are not necessarily indicative of the operating results for the full fiscal year 2021 or any future periods.

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

New Accounting Pronouncements
Recently Adopted Accounting Guidance
In August 2018, the FASB issued ASU 2018-15, Intangibles (Topic 350), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard also requires customers to amortize the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance beginning in the first quarter of fiscal year 2021 and it did not have a material impact on the condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. ASU 2016-13 requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company adopted this guidance beginning in the first quarter of fiscal year 2021 and it did not have a material impact on the condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 and amending existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. ASU 2020-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.
Significant Accounting Policies
There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended September 30, 2020 included in the Annual Report on Form 10-K.

2.     Revenues from Contracts with Customers

Revenue Recognition

The Company derives revenues primarily from subscription revenues and professional services revenues.

Disaggregation of Revenues

See Note 13, Geographic Information, for information on revenue by geography.

Customer Contract Balances

The following table reflects contract balances related to contracts with customers (in thousands):

	As of December 31, 2020	As of September 30, 2020
Accounts receivable, net	$39,807	$35,796
Contract asset	3,432	4,482
Deferred revenue	56,369	51,786
Capitalized contract acquisition costs	8,580	7,506

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

The non-current portion of deferred revenue is included in other long-term liabilities in the condensed consolidated balance sheets. During the three months ended December 31, 2020, and 2019, the Company recognized revenue of $22.8 million and $19.8 million, respectively, that was included in the deferred revenue balances at the beginning of the periods.

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
As of December 31, 2020, the current and non-current portions of capitalized contract acquisition costs were $2.7 million and $5.9 million, respectively. As of September 30, 2020, the current and non-current portions of capitalized contract acquisition costs were $2.3 million and $5.2 million, respectively.The Company amortized $0.7 million of contract acquisition costs during the three months ended December 31, 2020.

For the three months ended December 31, 2020, there was no impairment related to capitalized contract acquisition costs.

Customer Deposits

Customer deposits primarily relate to payments received from customers which could be refundable pursuant to the terms of the arrangement. These amounts are included in accrued liabilities on the condensed consolidated balance sheets. Customer deposits were immaterial as of December 31, 2020 and September 30, 2020.

Standard payment terms to customers generally range from thirty to ninety days; however, payment terms and conditions in our customer contracts may vary. In some cases, customers prepay for subscription and services in advance of the delivery; in other cases, payment is due as services are performed or in arrears following the delivery.

Performance Obligations

Remaining performance obligations represent non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2020, the aggregate amount of the transaction price allocated to performance obligations either unsatisfied or partially unsatisfied was $187.0 million, 53% of which we expect to recognize as revenue over the next 12 months and the remainder thereafter.

3.     Leases

The Company leases facilities under noncancelable operating leases with lease terms between three years and 10 years. Certain leases include options to extend or terminate the lease. The Company factored into the determination of lease payments the options that it is reasonably certain to exercise.

Operating lease costs were $0.8 million for both the three months ended December 31, 2020 and 2019. Short-term lease costs, variable lease costs, and sublease income were immaterial for the three months ended December 31, 2020 and 2019.

Cash flow information related to operating leases is as follows (in thousands):

	Three months ended December 31, 2020	Three months ended December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$692	$899
Operating lease ROU assets obtained in exchange for new operating lease liabilities	12,592	—

The Company’s headquarter’s lease commenced on December 1, 2020 which resulted in an increase of ROU assets of $10.3 million.

The weighted-average remaining lease term is 4.8 years and the weighted-average discount rate is 3.1% as of December 31, 2020.

Maturities of operating lease liabilities as of December 31, 2020 are as follows (in thousands):

Fiscal Year
Remaining fiscal 2021	$1,425
2022	3,756
2023	3,607
2024	3,321
2025	2,833
2026 and thereafter	1,867
Total operating lease payments	16,809
Less imputed interest	1,316
Total operating lease liabilities	$15,493

In January 2021, the Company entered into a new noncancelable operating lease for office space in India with a five year lease term that will commence upon the Company taking control of the space, which is anticipated to be in the second quarter of fiscal year 2021. The new lease has an early termination option and a five year renewal option which the Company is not reasonably certain to exercise. The future payments over the five year lease term are approximately $7.5 million.

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
The table below sets forth the Company’s marketable securities which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

					Reported as:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
As of December 31, 2020
Level 1:
Money market funds	$64,804	$—	$—	$64,804	$64,804
US Treasury securities	49,998	—	—	49,998	49,998
Total	$114,802	$—	$—	$114,802	$114,802

As of September 30, 2020
Level 1:
Money market funds	$31,915	$—	$—	$31,915	$31,915
US Treasury securities	149,982	—	—	149,982	149,982
Total	$181,897	$—	$—	$181,897	$181,897

The Company’s financial instruments not measured at fair value on a recurring basis include cash, accounts receivable, accounts payable and certain accrued liabilities. These financial instruments are reflected in the financial statements at cost and approximate their fair value due to their short-term nature.

See Note 6 for the fair value measurement of the Company’s derivative contracts and Note 7 for the fair value measurement of the Company’s convertible senior notes.

5.     Acquisition, Goodwill, and Intangible Assets

Acquisition

On December 31, 2020, the Company acquired certain assets, properties and rights and certain liabilities and obligations from Deloitte & Touche LLP’s pricing and contracting solutions business for a contractual purchase price of $60.0 million subject to net working capital adjustments (the “Acquisition”). The acquired business operates primarily in the same markets as the Company’s existing operations. The reason for the Acquisition was to increase the Company’s addressable market and expand the opportunity to sell existing Model N products. This Acquisition has been accounted for as a business combination. The Company has included the results of the acquired business in its condensed consolidated financial statements since the date of Acquisition. The Company incurred $2.4 million acquisition-related expense during the three months ended December 31, 2020, which was recorded as general and administrative expenses.
The total purchase consideration was $59.9 million reflecting a $0.1 million of estimated net working capital adjustment from the contractual purchase price. The Company paid $56.4 million purchase consideration in cash during the three months ended December 31, 2020. The total purchase consideration of $59.9 million is subject to working capital settlement in the post-combination period and the excess over $56.4 million will be paid in cash during the remainder of fiscal year 2021. The Company does not expect the working capital settlement to be material.
The purchase price was allocated to assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. The following table sets forth the preliminary allocation of the purchase price in connection with the Acquisition (in thousands):

Acquisition Date Fair Value
Accounts receivable	$3,760
Prepaid expenses	794
Property and equipment, net	511
Operating lease right-of-use assets	2,764
Goodwill	27,577
Intangible assets	28,210
Total assets acquired	63,616
Operating lease liabilities, current portion	656
Deferred revenue, current portion	1,449
Operating lease liabilities, less current portion	1,657
Total liabilities assumed	3,762
Total purchase price	$59,854
The fair value of the assets acquired and liabilities assumed is subject to change within the measurement period (up to one year from the Acquisition date), as the valuation is finalized and if new information becomes available. The Company does not expect the change to be material.
Intangible assets included customer relationships of $15.5 million, developed technology of $10.2 million, non-compete of $1.6 million, and trade name of $0.9 million, which are amortized on a straight-line basis over 15 years, 6 years, 5 years, and 3 years, respectively, and over a weighted average period of 10.8 years. The Company applied significant judgment in determining the fair value of the intangible assets acquired, which involved the use of significant estimates and assumptions including customer attrition rate, royalty rate and technology migration curve. Goodwill is comprised of expected synergies for the combined operations and the assembled workforce acquired in the Acquisition. This goodwill is deductible for income tax purposes.
The Company has not presented the supplemental pro forma information for revenue and earnings related to the Acquisition, as it is deemed impracticable to determine and disclose this information, due to the unavailability of the information provided to the Company by Deloitte & Touche LLP, management’s inability to reasonably estimate the amounts from the carve out business and due to the difference in fiscal year-ends of the Company and Deloitte & Touche LLP.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at September 30, 2020	$39,283
Addition from Acquisition	27,577
Balance at December 31, 2020	$66,860

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Estimated	As of December 31, 2020
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-15	$52,109	$(15,648)	$36,461
Developed technology	5-6	22,333	(9,826)	12,507
Non-compete	5	1,600	—	1,600
Trade name	3	850	—	850
Total		$76,892	$(25,474)	$51,418

	Estimated	As of September 30, 2020
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-10	$36,599	$(14,758)	$21,841
Developed technology	5-6	12,083	(9,544)	2,539
Total		$48,682	$(24,302)	$24,380

The Company recorded amortization expense related to the acquired intangible assets of $1.2 million for both the three months ended December 31, 2020 and 2019.

Estimated future amortization expense for the intangible assets as of December 31, 2020 is as follows (in thousands):

Fiscal Year
Remaining fiscal 2021	$6,024
2022	8,032
2023	7,186
2024	6,691
2025	6,620
2026 and thereafter	16,865
Total future amortization	$51,418

6.     Derivative Instruments and Hedging

The Company uses foreign currency forward contracts to hedge a portion of the forecasted foreign currency-denominated expenses incurred in the normal course of business. These contracts are designated as cash flows hedges. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign exchange rate movements. The Company does not use any of the derivative instruments for trading or speculative purposes. These contracts have maturities of 12 months or less. The Company records changes in the fair value of cash flow hedges in accumulated other comprehensive loss in the condensed consolidated balance sheets, until the forecasted transaction occurs, at which point, the related gain or loss on the cash flow hedge is reclassified to the financial statement line item to which the derivative relates. The amounts reclassified to expenses related to the hedged transactions were immaterial for the periods presented. The fair value of the outstanding non-deliverable foreign currency forward contracts was measured using Level 2 fair value inputs and was immaterial as of December 31, 2020 and September 30, 2020.

Notional Amounts of Derivative Contracts
Derivative transactions are measured in terms of the notional amount but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The notional amounts of the outstanding foreign currency forward contracts designated as cash flow hedges were $5.6 million and $5.5 million as of December 31, 2020 and September 30, 2020, respectively.

7.     Convertible Senior Notes

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

During the three months ended December 31, 2020, the conditions allowing holders of the Notes to convert were not met. The Notes were classified as long-term debt on the condensed consolidated balance sheets as of December 31, 2020.

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

The net carrying amounts of the liability and equity components for the Notes were as follows (in thousands):

	As of December 31, 2020	As of September 30, 2020
Liability component:
Principal amount	$172,500	$172,500
Unamortized discount	(51,908)	(54,147)
Unamortized issuance costs	(3,797)	(3,915)
Net carrying amount	$116,795	$114,438

Equity component, net of issuance costs	$55,227	$55,227

The following table sets forth the interest expense recognized related to the Notes (in thousands):

Three months ended December 31, 2020
Coupon interest expense	$1,132
Amortization of debt discount	2,239
Amortization of debt issuance costs	118
Total interest expense related to the Notes	$3,489
Effective interest rate of the liability component	12.32%

The unamortized debt discount and debt issuance costs will be amortized over 53 months as of December 31, 2020.

As of December 31, 2020, the total estimated fair value of the Notes was approximately $224.9 million which includes the equity component. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.

8.     Stockholders’ Equity

The following tables present the changes of the components of stockholders’ equity (in thousands):

	Three Months Ended December 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2020	34,821	$5	$351,952	$(1,213)	$(226,073)	$124,671
Issuance of common stock upon exercise of stock options	4	—	26	—	—	26
Issuance of common stock upon release of restricted stock units	224	—	—	—	—	—
Stock-based compensation	—	—	5,128	—	—	5,128
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	—	—
Other comprehensive income	—	—	—	182	—	182
Net loss	—	—	—	—	(5,153)	(5,153)
Balance at December 31, 2020	35,049	$5	$357,106	$(1,031)	$(231,226)	$124,854

	Three Months Ended December 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2019	32,995	$5	$266,295	$(1,169)	$(212,409)	$52,722
Issuance of common stock upon exercise of stock options	3	—	18	—	—	18
Issuance of common stock upon release of restricted stock units	336	—	—	—	—	—
Stock-based compensation	—	—	9,553	—	—	9,553
Other comprehensive income	—	—	—	43	—	43
Net loss	—	—	—	—	(2,998)	(2,998)
Balance at December 31, 2019	33,334	$5	$275,866	$(1,126)	$(215,407)	$59,338

For the three months ended December 31, 2019, the additional paid-in capital included $3.7 million related to restricted stock unit grants for the portion of the bonus recorded as stock-based compensation for the year ended September 30, 2019.

9.     Stock-based Compensation

As of December 31, 2020, the Company had approximately 2.2 million shares available for future stock awards under its equity plans and any additional releases resulting from an over-achievement relating to performance-based restricted stock units.

The following table summarizes our restricted stock unit (“RSU”) activity which includes performance-based RSUs under all equity plans for the three months ended December 31, 2020:

	Restricted Stock Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Balance at September 30, 2020	1,957	$22.43
Granted	677	35.09
Released	(224)	22.15
Forfeited	(145)	23.12
Balance at December 31, 2020	2,265	$26.20

Stock-based compensation recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended December 31,
	2020	2019
Cost of revenues
Subscription	$523	$522
Professional services	654	597
Total stock-based compensation in cost of revenues	1,177	1,119
Operating expenses
Research and development	1,131	1,426
Sales and marketing	1,553	1,406
General and administrative	1,267	1,872
Total stock-based compensation in operating expenses	3,951	4,704
Total stock-based compensation	$5,128	$5,823

10.     Income Taxes

The Company recorded an income tax provision of $0.2 million, representing effective income tax rates of (4.9)% for the three months ended December 31, 2020. The income tax benefit was immaterial for the three months ended December 31, 2019. The income tax provision for the three months ended December 31, 2020 was primarily related to foreign taxes on the Company’s profitable foreign operations and foreign withholding taxes on dividends. The income tax benefit for the three months ended December 31, 2019 was primarily related to a discrete tax benefit for a true-up in federal income tax payable partially offset by foreign taxes on the Company’s profitable foreign operations, state minimum taxes, and foreign withholding taxes on dividend distributions.

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

11.     Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except per share data):

	Three Months Ended December 31,
	2020	2019
Numerator
Basic and diluted
Net loss attributable to common stockholders	$(5,153)	$(2,998)
Denominator
Basic and diluted
Weighted average shares used in computing net loss per share attributable to common stockholders	34,936	33,145
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.15)	$(0.09)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive are as follows (in thousands):

	As of December 31,
	2020	2019
Stock options	30	97
Performance-based RSUs and RSUs	2,265	2,773
Shares issuable pursuant to the employee stock purchase plan	66	86
Convertible senior notes	5,176	—
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

Revenues

The Company disaggregates the revenues by geographic regions based on the bill to location of its customers. Revenues from customers outside of the United States were 9% of total revenues for both the three months ended December 31, 2020 and 2019.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net, by geographic region (in thousands):

	As of December 31, 2020	As of September 30, 2020
United States	$1,144	$562
India	424	472
Total property and equipment, net	$1,568	$1,034

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of cloud revenue management solutions for life sciences and high tech companies. Our software helps companies drive mission critical business processes such as pricing, quoting, contracting, regulatory compliance, rebates and incentives. With deep industry expertise, Model N supports the complex business needs of the world’s leading brands in life sciences and high tech including Johnson & Johnson, AstraZeneca, Stryker, Seagate Technology, Broadcom and Microchip Technology.

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

We market and sell our solutions to customers in the life sciences and high tech industries. Historically, our growth was driven by the sale of on-premise solutions. Over the past few years, we have primarily been entering into cloud-based subscription arrangements with our new and existing customers and we anticipate that subscription arrangements will be the majority of new contractual arrangements going forward.

For the three months ended December 31, 2020 and 2019, our total revenues were $42.7 million and $38.4 million, respectively, representing a year-over-year increase of 11% primarily due to the increase in subscription revenues resulting from a large transaction with one customer and more customer contracts in general as well as the increase in professional services revenues resulting from an increase in services provided to our new and existing customers.

Recent Acquisition

On December 31, 2020, we acquired certain assets, properties and rights and certain liabilities and obligations from Deloitte & Touche LLP’s pricing and contracting solutions business for a contractual purchase price of $60.0 million subject to net working capital adjustments (the “Acquisition”). The acquired business’ operational results will be reflected in the consolidated financial results beginning January 1, 2021.

COVID-19

The World Health Organization declared the outbreak of COVID-19 a pandemic and the U.S. federal government declared it a national emergency in March 2020. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. Our financial results for the quarter ended December 31, 2020 has not been materially impacted by COVID-19. The extent of the impact of COVID-19 on our future operational and financial performance, revenues, and liquidity will depend on certain developments, including the duration and spread of the outbreak as well as the impact on our customers, employees, and partners, all of which are uncertain and cannot be predicted. We are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. Many of our customers have implemented similar measures, which may limit our ability to sell or provide professional services to them. Customers may also delay or cancel purchasing decisions or projects in light of uncertainties to their businesses arising from the COVID-19 pandemic. As the majority of our revenue is subscription-based, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.

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

General and Administrative
Our general and administrative expenses consist primarily of personnel-related costs including salary, bonus, and stock-based compensation, as well as audit and legal fees, costs related to third-party contractors, facilities expenses, costs associated with corporate transactions and travel-related expenses.

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended December 31,
	2020	2019

	(in thousands)
Revenues
Subscription	$31,435	$28,182
Professional services	11,299	10,206
Total revenues	42,734	38,388
Cost of Revenues
Subscription	8,992	8,710
Professional services	8,124	7,642
Total cost of revenues	17,116	16,352
Gross profit	25,618	22,036
Operating Expenses
Research and development	8,697	8,516
Sales and marketing	9,456	9,013
General and administrative	8,787	6,965
Total operating expenses	26,940	24,494
Loss from operations	(1,322)	(2,458)
Interest expense, net	3,462	563
Other expenses (income), net	130	(12)
Loss before income taxes	(4,914)	(3,009)
Provision for (benefit from) income taxes	239	(11)
Net loss	$(5,153)	$(2,998)

Comparison of the Three Months Ended December 31, 2020 and 2019
Revenues

	Three Months Ended December 31,
	2020		2019
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$31,435	74%	$28,182	73%	$3,253	12%
Professional services	11,299	26%	10,206	27%	1,093	11%
Total revenues	$42,734	100%	$38,388	100%	$4,346	11%

Subscription
Subscription revenues increased by $3.3 million, or 12%, to $31.4 million for the three months ended December 31, 2020 from $28.2 million for the same period last year. As a percentage of total revenues, subscription revenues increased from 73% to 74%. The increase in our subscription revenues was due primarily to a large transaction with one customer as well as more customer contracts in general. We intend to continue to focus on growing our recurring revenue from SaaS subscriptions in future periods.

Professional services
Professional services revenues increased by $1.1 million, or 11%, to $11.3 million for the three months ended December 31, 2020 from $10.2 million for the same period last year. The increase in our professional services revenue in absolute dollars was primarily driven by the increase in delivery activities experienced in the professional services business in the first quarter of fiscal year 2021. As a percentage of total revenues, professional services revenues decreased from 27% to 26%. The decrease in our professional services revenue as a percentage of total revenue is primarily driven by the change in business model as we continue to move towards cloud-based solutions.

Cost of Revenues

	Three Months Ended December 31,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$8,992	29%	$8,710	31%	$282	3%
Professional services	8,124	72%	7,642	75%	482	6%
Total cost of revenues	$17,116	40%	$16,352	43%	$764	5%

Subscription
Cost of subscription revenues increased by $0.3 million, or 3%, to $9.0 million during the three months ended December 31, 2020 from $8.7 million for the same period last year. As a percentage of subscription revenues, cost of subscription revenues decreased from 31% to 29% during the three months ended December 31, 2020, as we continue to improve gross margins by more efficiently delivering our cloud platform.

Professional services
Cost of professional services revenues increased by $0.5 million, or 6%, to $8.1 million during the three months ended December 31, 2020 from $7.6 million for the same period last year. As a percentage of professional services revenue, cost of professional services revenues decreased from 75% to 72% primarily due to improved utilization.

Operating Expenses

	Three Months Ended December 31,
	2020	2019	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$8,697	$8,516	$181	2%
Sales and marketing	9,456	9,013	443	5%
General and administrative	8,787	6,965	1,822	26%
Total operating expenses	$26,940	$24,494	$2,446	10%

Research and Development
Research and development expenses increased by $0.2 million, or 2%, to $8.7 million during the three months ended December 31, 2020 from $8.5 million for the same period last year. The increase was primarily due to a $0.4 million increase in employee-related costs partially offset by a $0.1 million decrease in outside services and a $0.1 million decrease in travel and entertainment.
Sales and Marketing
Sales and marketing expenses increased by $0.4 million, or 5%, to $9.5 million during the three months ended December 31, 2020 from $9.0 million for the same period last year. This increase was primarily due to a $1.0 million increase in employee-related costs partially offset by a $0.5 million decrease in travel and entertainment and a $0.1 million decrease in office expenses.

General and Administrative
General and administrative expenses increased by $1.8 million, or 26%, to $8.8 million during the three months ended December 31, 2020 from $7.0 million for the same period last year. The increase was primarily driven by a $2.4 million increase in acquisition-related expense partially offset by a $0.2 million decrease in outside services, a $0.2 million decrease in travel and entertainment, a $0.1 million decrease in employee-related costs and a $0.1 million decrease in facilities expense.

Interest and Other Expenses (Income), Net

	Three Months Ended December 31,
	2020	2019	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense, net	$3,462	$563	$2,899	515%
Other expenses (income), net	$130	$(12)	$142	(1,183)%

Interest expense, net, increased during the three months ended December 31, 2020 compared to the same period last year and was primarily driven by the interest expense related to the convertible senior notes we issued in May 2020. See Note 7 to the Notes to Condensed Consolidated Financial Statements.

The change in other expenses (income), net, was primarily driven by currency fluctuations.

Provision for (benefit from) Income Taxes

	Three Months Ended December 31,
	2020	2019	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for (benefit from) income taxes	$239	$(11)	$250	(2,273)%

The income tax provision for the three months ended December 31, 2020 was primarily related to foreign taxes on the Company’s profitable foreign operations and foreign withholding taxes on dividends. For the three months ended December 31, 2019, foreign income taxes on our profitable foreign operations, state minimum taxes, and foreign withholding taxes on dividend distributions were completely offset by a discrete tax benefit for a true-up in federal income tax payable.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $143.5 million. Based on our future expectations, including the potential ability to raise cash through additional financing, and historical usage, we believe our current cash and cash equivalents are sufficient to meet our operating needs including principal payments related to our debt for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts, expansion of our business and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock and terms of any debt could impose restrictions on our operations. The sale of additional equity or additional convertible debt securities could result in more dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in, or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Cash Flows

	Three Months Ended December 31,
	2020	2019
	(in thousands)
Cash flows used in operating activities	$(221)	$(4,991)
Cash flows used in investing activities	(56,780)	(29)
Cash flows provided by financing activities	26	18

Operating Activities
Cash provided by or used in operating activities is primarily influenced by the sales of our products, our personnel-related expenditures, our facility related costs and the amount and timing of customer payments. Our largest source of operating cash inflows is cash collections from our customers from the sale of subscriptions and professional services.
Net cash used in operating activities during the three months ended December 31, 2020 was primarily the result of our net loss of $5.2 million and net cash outflows of $4.6 million from changes in operating assets and liabilities, partially offset by non-cash adjustments of $9.5 million. Non-cash expenses consisted primarily of stock-based compensation of $5.1 million, amortization of debt discount and issuance costs of $2.4 million, depreciation and amortization of $1.3 million, and amortization of capitalized contract acquisition costs of $0.7 million. The net change in operating assets and liabilities primarily reflects an outflow from the changes in accrued employee compensation of $5.6 million due to payments of bonuses and other employee benefits, other current and long-term liabilities of $0.9 million, prepaid expenses and other assets of $0.6 million, accounts payable of $0.4 million, accounts receivable of $0.2 million due to timing of billing and cash collections, offset mainly by an inflow from the changes in deferred revenue of $3.1 million caused by the timing of invoicing.
Net cash used in operating activities during the three months ended December 31, 2019 was primarily the result of our net loss of $3.0 million and net cash outflows of $9.8 million from change in operating assets and liabilities, offset in part by $7.8 million of non-cash expenses consisting primarily of stock-based compensation and depreciation and amortization. The net change in operating assets and liabilities primarily reflects an outflow from the changes in accrued employee compensation of $6.4 million due to payments of bonuses and other employee benefits and accounts receivable of $4.1 million due to the timing of billing and cash collections, offset mainly by an inflow from the changes in deferred revenue of $1.5 million caused by the timing of invoicing.

Investing Activities
Net cash used in investing activities for the three months ended December 31, 2020 was related to the acquisition of Deloitte & Touche LLP’s pricing and contracting solutions business and purchases of property and equipment. See Note 5 to the Notes to Condensed Consolidated Financial Statements for more information of the acquisition.
Net cash used in investing activities for the three months ended December 31, 2019 was related to purchases of property and equipment.

Financing Activities
Net cash provided by financing activities for the three months ended December 31, 2020 and 2019 resulted from the stock option exercises.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our most recent Annual Report filed on Form 10-K for the fiscal year ended September 30, 2020.

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We define adjusted EBITDA as net loss before items discussed below, including stock-based compensation expense, depreciation and amortization, acquisition-related expense, interest expense, net, other expenses (income), net, and provision for (benefit from) income taxes. We believe adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. We also use this measure internally to establish budgets and operational goals to manage our business and evaluate our performance.

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
•adjusted EBITDA does not include acquisition-related expense;
•adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of interest expense and other income and expense; and
•other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following tables provide a reconciliation of adjusted EBITDA to net loss (in thousands):

	Three Months Ended December 31,
	2020	2019
Reconciliation of Adjusted EBITDA
Net loss	$(5,153)	$(2,998)
Adjustments
Stock-based compensation expense	5,128	5,823
Depreciation and amortization	1,320	1,452
Acquisition-related expense	2,362	—
Interest expense, net	3,462	563
Other expenses (income), net	130	(12)
Provision for (benefit from) income taxes	239	(11)
Adjusted EBITDA	$7,488	$4,817

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our exposure to market risks from that discussed in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2020.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of December 31, 2020, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events.

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
•Our acquisition of other companies could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.

•We rely on third parties and their systems as we introduce a variety of new services, including the processing of transaction data and settlement of funds to us and our counterparties, and these third parties’ failure to perform these services adequately could materially and adversely affect our business.
•Failure to comply with applicable laws, regulations, or industry standards may harm our business and financial condition.
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
We have incurred net losses of $5.2 million and $3.0 million for the three months ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $231.2 million. Our expenses may increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology industry and integrating the personnel, products, technologies and customers from our acquisition of Deloitte & Touche LLP’s pricing and contracting solutions business. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. For example, our revenue recognition policy is complex and we often must make estimates and assumptions that could prove to be inaccurate. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about revenue recognition, capitalized software, the carrying values of assets, taxes, liabilities, equity, revenues and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, share-based compensation and income taxes.
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
The outbreak of the novel coronavirus, COVID-19, has evolved into a global pandemic and public health emergency. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. As the COVID-19 pandemic is complex and rapidly evolving, our business may be negatively affected for a sustained time frame. While our financial results for the quarter ended December 31, 2020 have not been materially impacted by COVID-19, at this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position, and cash flows.
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
Our personnel do not have employment arrangements that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. We do not maintain key personnel life insurance policies on any of our employees. The loss of one or more of our key employees or groups could seriously harm our business.

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
Our future growth depends, in large part, upon continued sales to companies in the Life Sciences industry, and our recent acquisition of Deloitte & Touche LLP’s pricing and contracting solutions business may increase our dependency. Demand for our solutions could be affected by factors that adversely affect demand for the underlying life sciences products and services that are purchased and sold pursuant to contracts managed through our solutions. The Life Sciences industry is affected by certain factors, including the emergence of large group purchasing and managed care organizations and integrated healthcare delivery networks, increased customer and channel incentives and rebates, the shift of purchasing influence from physicians to economic buyers, increased spending on healthcare by governments instead of commercial entities and increased scope of government mandates, frequency of regulatory reporting and audits, fines, and global epidemics, pandemics, or contagious diseases, such as COVID-19. Accordingly, our future operating results could be materially and adversely affected as a result of factors that affect the Life Sciences industry generally.
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
We may not ultimately strengthen our competitive position or achieve our goals from any recent or any future acquisition, and any acquisitions we complete could be viewed negatively by users, customers, partners or investors. In addition, if we fail to integrate successfully such acquisitions, or the technologies associated with such acquisitions, into our company, the revenues and operating results of the combined company could be adversely affected. For example, we recently acquired Deloitte & Touche LLP’s pricing and contracting solutions business, and we must effectively integrate the personnel, products, technologies and customers and develop and motivate new employees. In addition, we may not be able to successfully retain the customers and key personnel of such acquisitions over the longer term, which could also adversely affect our business. The integration of any recently-acquired business or future-acquired business will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of the acquisition, including accounting charges.
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
We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock. For example, in connection with our acquisition of Deloitte & Touche LLP’s pricing and contracting solutions business, we paid approximately $60.0 million in cash. To fund any future acquisition, we may issue equity, which would result in dilution to our stockholders, or incur more debt, which would result in increased fixed obligations and could subject us to additional covenants or other restrictions that would impede our ability to manage our operations.
We rely on third parties and their systems as we introduce a variety of new services, including the processing of transaction data and settlement of funds to us and our counterparties, and these third parties’ failure to perform these services adequately could materially and adversely affect our business.
To provide our managed operations and payments solution and other products and services, we rely on third parties that we do not control, such as financial institution partners, and systems like the Federal Reserve Automated Clearing House, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, settlement of funds, and the provision of information and other elements of our services. For example, we may directly or indirectly rely on banking institutions to facilitate payment settlement. If such banking institution should stop providing the underlying services, we must find other financial institutions to provide those services. If we are unable to find a replacement financial institution, we may no longer be able to provide processing services to certain customers, which could negatively affect our operations or cash flows.
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
Any new implementation of or changes made to laws, regulations or other industry standards affecting our business in any of the geographic regions in which we operate may require significant development efforts or have an unfavorable effect on our business operations.
Various U.S. laws and regulations, such as the Bank Secrecy Act of 1970 (the “Bank Secrecy Act”) and many states jurisdictions impose license and registration obligations on those companies engaged in the business of money transmission, with varying definitions of what constitutes money transmission. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services require licensure is subject to regulatory interpretation and could change over time. Such changes could subject us to investigations and resulting liability, including governmental fines, restrictions on our business, or other sanctions, and we could be forced to cease conducting certain aspects of our business with customers of certain jurisdictions, or be required to obtain additional licenses or regulatory approvals. There can be no assurance that we will be able to obtain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business. In addition, as our business and products continue to develop and expand, we may become subject to additional rules, regulations, and industry standards. We may not always be able to accurately predict the scope or applicability of certain regulations to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.
We may be the target of illegitimate or other improper transaction settlement despite compliance systems
We are legally or contractually required to comply with the anti-money laundering laws and regulations, such as, the Bank Secrecy Act, and other compliance standards related to providing managed payments and processing services for our customers. In some contexts, we are directly subject to these requirements; in other contexts, we have contractually agreed to assist our financial institutions with their obligation to comply with compliances requirements that apply to them. We have developed procedures and controls that are designed to monitor and address legal and regulatory requirements and developments and that are applicable to our payments sector. However, when our products and services are used to process illegitimate transactions, or if our products and services are subject to internal data and transaction reporting errors, and invoice or other payments settlements are improperly processed, we may suffer losses and liability. These types of illegitimate transactions or improper settlements can also expose us to governmental and regulatory sanctions and potentially prevent us from satisfying our contractual obligations to our customers or other third parties, which may cause us to be in breach of our obligations.
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
We currently operate our cloud-based solutions primarily through third-party data centers. We do not control the operation of these facilities. These facilities and third-parties are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures, global epidemics, pandemics, or contagious diseases, such as COVID-19, and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions, which would have a serious adverse impact on our business. Additionally, our data center agreements are of limited duration, subject to early termination rights in certain circumstances, may include inadequate indemnification and liability provisions, and the providers of our data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all.
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
Additionally, defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures, or other difficulties (including those related to system relocation) could result in loss of revenues, loss of customers, loss of data, harm to our business or reputation, exposure to fraud losses or other liabilities, negative publicity, additional operating and development costs, fines and other sanctions imposed by counterparties, and/or diversion of technical and other resources.
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
As of December 31, 2020, we had an aggregate principal amount of $172.5 million of notes outstanding. We may also incur additional indebtedness in the future to meet future financing needs. Our current indebtedness and any future incurrence of additional significant indebtedness could have adverse consequences, including the following:
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. For example, our recent acquisition of Deloitte & Touche LLP’s pricing and contracting solutions business may present additional challenges as we integrate their business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we file with the SEC under Section 404 of the Sarbanes-Oxley Act. For example, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None.

Item 6.	Exhibits
    The following documents are filed as Exhibits to this report:

Exhibit Number	Exhibit Description	Filed Herewith

10.1+	Asset Purchase Agreement by and between Deloitte & Touche LLP and the Registrant, dated December 17, 2020	X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

+
Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

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
Date: February 9, 2021

MODEL N INC.

By:	/s/ John Ederer
John Ederer
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)