Form 10-Q
period 2021-03-31
MODEL N, INC.
filed 2021-05-10
CIK 1118417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
As of April 30, 2021, the registrant had 35,567,122 shares of common stock outstanding.
1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
MODEL N, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	As of March 31, 2021	As of September 30, 2020
Assets
Current assets
Cash and cash equivalents	$148,345	$200,491
Accounts receivable, net of allowance for doubtful accounts of $222 as of March 31, 2021 and $47 as of September 30, 2020	40,754	35,796
Prepaid expenses	2,206	2,797
Other current assets	8,517	7,314
Total current assets	199,822	246,398
Property and equipment, net	1,857	1,034
Operating lease right-of-use assets	14,908	3,332
Goodwill	65,665	39,283
Intangible assets, net	49,410	24,380
Other assets	7,335	5,863
Total assets	$338,997	$320,290
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,619	$3,009
Accrued employee compensation	14,379	17,056
Accrued liabilities	5,444	5,237
Operating lease liabilities, current portion	2,396	1,460
Deferred revenue, current portion	55,306	50,904
Total current liabilities	82,144	77,666
Long term debt	119,223	114,438
Operating lease liabilities, less current portion	12,716	2,067
Other long-term liabilities	2,073	1,448
Total liabilities	216,156	195,619
Commitments and contingencies
Stockholders’ equity
Common Stock, $0.00015 par value; 200,000 shares authorized; 35,567 and 34,821 shares issued and outstanding at March 31, 2021 and September 30, 2020, respectively	5	5
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	365,876	351,952
Accumulated other comprehensive loss	(1,128)	(1,213)
Accumulated deficit	(241,912)	(226,073)
Total stockholders’ equity	122,841	124,671
Total liabilities and stockholders’ equity	$338,997	$320,290
The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Revenues
Subscription	$35,941	$28,991	$67,376	$57,173
Professional services	12,251	10,961	23,550	21,167
Total revenues	48,192	39,952	90,926	78,340
Cost of revenues
Subscription	13,734	8,798	22,726	17,508
Professional services	9,643	7,685	17,767	15,327
Total cost of revenues	23,377	16,483	40,493	32,835
Gross profit	24,815	23,469	50,433	45,505
Operating expenses
Research and development	12,495	9,102	21,192	17,618
Sales and marketing	11,509	10,953	20,965	19,966
General and administrative	7,612	7,545	16,399	14,510
Total operating expenses	31,616	27,600	58,556	52,094
Loss from operations	(6,801)	(4,131)	(8,123)	(6,589)
Interest expense, net	3,552	402	7,014	965
Other expenses (income), net	84	(243)	214	(255)
Loss before income taxes	(10,437)	(4,290)	(15,351)	(7,299)
Provision for income taxes	249	339	488	328
Net loss	$(10,686)	$(4,629)	$(15,839)	$(7,627)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.30)	$(0.14)	$(0.45)	$(0.23)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	35,305	33,794	35,119	33,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net loss	$(10,686)	$(4,629)	$(15,839)	$(7,627)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	(56)	(450)	9	(432)
Foreign currency translation gain (loss)	(41)	(270)	76	(245)
Total comprehensive loss	$(10,783)	$(5,349)	$(15,754)	$(8,304)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(15,839)	$(7,627)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	3,523	2,813
Stock-based compensation	12,910	11,832
Amortization of debt discount and issuance costs	4,784	140
Deferred income taxes	173	15
Amortization of capitalized contract acquisition costs	1,382	1,242
Changes in assets and liabilities, net of acquisition
Accounts receivable	(1,106)	529
Prepaid expenses and other assets	(1,888)	(1,278)
Accounts payable	682	876
Accrued employee compensation	(3,963)	(4,895)
Other current and long-term liabilities	(816)	(1,603)
Deferred revenue	3,287	1,391
Net cash provided by operating activities	3,129	3,435
Cash flows from investing activities
Purchases of property and equipment	(745)	(98)
Acquisition of business	(56,834)	—
Net cash used in investing activities	(57,579)	(98)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of employee stock purchase plan	2,282	2,242
Principal payments on debt	—	(5,000)
Net cash provided by (used in) financing activities	2,282	(2,758)
Effect of exchange rate changes on cash and cash equivalents	22	(76)
Net increase (decrease) in cash and cash equivalents	(52,146)	503
Cash and cash equivalents
Beginning of period	200,491	60,780
End of period	$148,345	$61,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.The Company and Significant Accounting Policies and Estimates
Model N, Inc. (“Model N,” “we,” “us,” “our,” and “the Company”) was incorporated in Delaware on December 14, 1999. The Company is a provider of cloud revenue management solutions for the life sciences and high tech industries. The Company’s software and business services enable its customers to maximize revenues and reduce revenue compliance risk by transforming their revenue life cycle from a series of tactical, disjointed operations into a strategic end-to-end process, which enables them to manage the strategy and execution of pricing, contracting, incentives and rebates. The Company’s corporate headquarters are located in San Mateo, California, with additional offices in the United States, India and Switzerland.
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

In the opinion of management, the unaudited interim consolidated financial statements include all the normal recurring adjustments necessary to present fairly our condensed consolidated financial statements. The results of operations for the six months ended March 31, 2021 are not necessarily indicative of the operating results for the full fiscal year 2021 or any future periods.

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

New Accounting Pronouncements
Recently Adopted Accounting Guidance
In August 2018, the FASB issued ASU 2018-15, Intangibles (Topic 350), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard also requires customers to amortize the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal year 2021 and it did not have a material impact on the condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. ASU 2016-13 requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company adopted this guidance in the first quarter of fiscal year 2021 and it did not have a material impact on the condensed consolidated financial statements.
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

Disaggregation of Revenues

See Note 13, Geographic Information, for information on revenue by geography.

Customer Contract Balances

The following table reflects contract balances related to contracts with customers (in thousands):

	As of March 31, 2021	As of September 30, 2020
Accounts receivable, net	$40,754	$35,796
Contract asset	5,442	4,482
Deferred revenue	56,641	51,786
Capitalized contract acquisition costs	8,932	7,506

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

The non-current portion of deferred revenue is included in other long-term liabilities in the condensed consolidated balance sheets. During the three and six months ended March 31, 2021, the Company recognized revenue of $23.0 million and $35.9 million, respectively, that was included in the deferred revenue balances at the beginning of the periods. During the three and six months ended March 31, 2020, the Company recognized revenue of $19.2 million and $31.6 million, respectively, that was included in the deferred revenue balances at the beginning of the periods.

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
As of March 31, 2021, the current and non-current portions of capitalized contract acquisition costs were $2.8 million and $6.1 million, respectively. As of September 30, 2020, the current and non-current portions of capitalized contract acquisition costs were $2.3 million and $5.2 million, respectively. The Company amortized $0.7 million and $1.4 million of contract acquisition costs during the three and six months ended March 31, 2021, respectively. The Company amortized $0.6 million and $1.2 million of contract acquisition costs during the three and six months ended March 31, 2020, respectively.

For the three and six months ended March 31, 2021 and 2020, there was no impairment related to capitalized contract acquisition costs.

Customer Deposits

Customer deposits primarily relate to payments received from customers which could be refundable pursuant to the terms of the related arrangement. These amounts are included in accrued liabilities on the condensed consolidated balance sheets. Customer deposits were immaterial as of March 31, 2021 and September 30, 2020.

Standard payment terms to customers generally range from thirty to ninety days; however, payment terms and conditions in our customer contracts may vary. In some cases, customers prepay for subscription and services in advance of the delivery; in other cases, payment is due as services are performed or in arrears following the delivery.

Performance Obligations

Remaining performance obligations represent non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2021, the aggregate amount of the transaction price allocated to performance obligations either unsatisfied or partially unsatisfied was $203.9 million, 53% of which we expect to recognize as revenue over the next 12 months and the remainder thereafter.

3.     Leases

The Company leases facilities under noncancelable operating leases with lease terms between three years and 10 years. Certain leases include options to extend or terminate the lease. The Company factored into the determination of lease payments the options that it is reasonably certain to exercise.

Operating lease costs were $1.0 million and $1.8 million for the three and six months ended March 31, 2021, respectively, and $0.8 million and $1.7 million for the three and six months ended March 31, 2020, respectively. Short-term lease costs, variable lease costs, and sublease income were immaterial for the three and six months ended March 31, 2021 and 2020.

Cash flow information related to operating leases is as follows (in thousands):

	Six months ended March 31, 2021	Six months ended March 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$1,191	$1,804
Operating lease ROU assets obtained in exchange for new operating lease liabilities	12,592	578

The Company’s headquarters lease commenced on December 1, 2020 which resulted in an increase of ROU assets of $10.3 million.

The weighted-average remaining lease term is 4.6 years and the weighted-average discount rate is 3.1% as of March 31, 2021.

Maturities of operating lease liabilities as of March 31, 2021 are as follows (in thousands):

Fiscal Year
Remaining fiscal 2021	$926
2022	3,756
2023	3,607
2024	3,321
2025	2,833
2026 and thereafter	1,867
Total operating lease payments	16,310
Less imputed interest	1,198
Total operating lease liabilities	$15,112

In January 2021, the Company entered into a new noncancelable operating lease for office space in India with a five year lease term. The new lease has an early termination option and a five year renewal option which the Company is not reasonably certain to exercise. The lease commenced in April 2021. The payments over the five year lease term are approximately $7.5 million.

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
The table below sets forth the Company’s marketable securities which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

					Reported as:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
As of March 31, 2021
Level 1:
Money market funds	$114,826	$—	$—	$114,826	$114,826
Total	$114,826	$—	$—	$114,826	$114,826

As of September 30, 2020
Level 1:
Money market funds	$31,915	$—	$—	$31,915	$31,915
US Treasury securities	149,982	—	—	149,982	149,982
Total	$181,897	$—	$—	$181,897	$181,897

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

5.     Acquisition, Goodwill, and Intangible Assets

Acquisition

On December 31, 2020, the Company acquired certain assets, properties and rights and certain liabilities and obligations from Deloitte & Touche LLP’s pricing and contracting solutions business for a contractual purchase price of $60.0 million subject to net working capital adjustments (the “Acquisition”). The acquired business operates primarily in the same markets as the Company’s existing operations. The reason for the Acquisition was to increase the Company’s addressable market and expand the opportunity to sell existing Model N products. This Acquisition has been accounted for as a business combination. The Company has included the results of the acquired business in its condensed consolidated financial statements since the date of Acquisition. The Company incurred $2.4 million of acquisition-related expense during the six months ended March 31, 2021, which was recorded as general and administrative expenses.
The total purchase consideration was $57.8 million reflecting a $2.2 million net working capital adjustment from the contractual purchase price. The Company paid $56.8 million of purchase consideration in cash during the six months ended March 31, 2021.
The purchase price was allocated to assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. The following table sets forth the preliminary allocation of the purchase price in connection with the Acquisition (in thousands):

Acquisition Date Fair Value
Accounts receivable	$3,844
Property and equipment, net	511
Operating lease right-of-use assets	2,764
Goodwill	26,382
Intangible assets	28,210
Total assets acquired	61,711
Operating lease liabilities, current portion	656
Deferred revenue, current portion	1,549
Operating lease liabilities, less current portion	1,657
Total liabilities assumed	3,862
Total purchase price	$57,849
The fair value of the assets acquired and liabilities assumed is subject to change within the measurement period (up to one year from the Acquisition date), as the valuation is finalized and if new information becomes available. The Company does not expect the change to be material.
Intangible assets included customer relationships of $15.5 million, developed technology of $10.2 million, non-compete agreements of $1.6 million, and trade name of $0.9 million, which are amortized on a straight-line basis over 15 years, 6 years, 5 years, and 3 years, respectively, and over a weighted average period of 10.8 years. The Company applied significant judgment in determining the fair value of the intangible assets acquired, which involved the use of significant estimates and assumptions including customer attrition rate, royalty rate and technology migration curve. Goodwill is comprised of expected synergies for the combined operations and the assembled workforce acquired in the Acquisition. This goodwill is deductible for income tax purposes.
The Acquisition contributed $6.5 million to the Company’s revenues and increased operating loss, which approximated net loss, by $2.4 million during the three months ended March 31, 2021. The Company has not presented the supplemental pro forma information for revenue and earnings related to the Acquisition, as it is deemed impracticable to determine and disclose this information, due to the unavailability of the information provided to the Company by Deloitte & Touche LLP, management’s inability to reasonably estimate the amounts from the carve out business and differing fiscal year-ends.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at September 30, 2020	$39,283
Addition from Acquisition	26,382
Balance at March 31, 2021	$65,665

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Estimated	As of March 31, 2021
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-15	$52,109	$(16,796)	$35,313
Developed technology	5-6	22,333	(10,535)	11,798
Non-compete agreements	5	1,600	(80)	1,520
Trade name	3	850	(71)	779
Total		$76,892	$(27,482)	$49,410

	Estimated	As of September 30, 2020
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-10	$36,599	$(14,758)	$21,841
Developed technology	5-6	12,083	(9,544)	2,539
Total		$48,682	$(24,302)	$24,380

The Company recorded amortization expense related to acquired intangible assets of $2.0 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively, and $3.2 million and $2.4 million for the six months ended March 31, 2021 and 2020, respectively.

Estimated future amortization expense for the intangible assets as of March 31, 2021 is as follows (in thousands):

Fiscal Year
Remaining fiscal 2021	$4,016
2022	8,032
2023	7,186
2024	6,691
2025	6,620
2026 and thereafter	16,865
Total future amortization	$49,410

6.     Derivative Instruments and Hedging

The Company uses foreign currency forward contracts to hedge a portion of the forecasted foreign currency-denominated expenses incurred in the normal course of business. These contracts are designated as cash flows hedges. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign exchange rate movements. The Company does not use any of the derivative instruments for trading or speculative purposes. These contracts have maturities of 12 months or less. The Company records changes in the fair value of cash flow hedges in accumulated other comprehensive loss in the condensed consolidated balance sheets, until the forecasted transaction occurs, at which point, the related gain or loss on the cash flow hedge is reclassified to the financial statement line item to which the derivative relates. The amounts reclassified to expenses related to the hedged transactions were immaterial for the periods presented. The fair value of the outstanding non-deliverable foreign currency forward contracts was measured using Level 2 fair value inputs and was immaterial as of March 31, 2021 and September 30, 2020.

Notional Amounts of Derivative Contracts
Derivative transactions are measured in terms of the notional amount but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The notional amounts of the outstanding foreign currency forward contracts designated as cash flow hedges were $5.8 million and $5.5 million as of March 31, 2021 and September 30, 2020, respectively.

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

During the three months ended March 31, 2021, the conditions allowing holders of the Notes to convert were not met. The Notes were classified as long-term debt on the condensed consolidated balance sheets as of March 31, 2021.

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

The net carrying amounts of the liability and equity components for the Notes were as follows (in thousands):

	As of March 31, 2021	As of September 30, 2020
Liability component:
Principal amount	$172,500	$172,500
Unamortized discount	(49,605)	(54,147)
Unamortized issuance costs	(3,672)	(3,915)
Net carrying amount	$119,223	$114,438

Equity component, net of issuance costs	$55,227	$55,227

The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Three months ended March 31, 2021	Six months ended March 31, 2021
Coupon interest expense	$1,132	$2,264
Amortization of debt discount	2,302	4,541
Amortization of debt issuance costs	125	243
Total interest expense related to the Notes	$3,559	$7,048
Effective interest rate of the liability component	12.32%	12.32%

The unamortized debt discount and debt issuance costs will be amortized over 50 months as of March 31, 2021.

As of March 31, 2021, the total estimated fair value of the Notes was approximately $223.6 million which includes the equity component. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.

8.     Stockholders’ Equity

The following tables present the changes in the components of stockholders’ equity (in thousands):

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	35,049	$5	$357,106	$(1,031)	$(231,226)	$124,854
Issuance of common stock upon exercise of stock options	—	—	5	—	—	5
Issuance of common stock upon release of restricted stock units	452	—	—	—	—	—
Issuance of common stock upon ESPP purchase	66	—	2,251	—	—	2,251
Stock-based compensation	—	—	6,514	—	—	6,514
Other comprehensive loss	—	—	—	(97)	—	(97)
Net loss	—	—	—	—	(10,686)	(10,686)
Balance at March 31, 2021	35,567	$5	$365,876	$(1,128)	$(241,912)	$122,841

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	33,334	$5	$275,866	$(1,126)	$(215,407)	$59,338
Issuance of common stock upon exercise of stock options	27	—	275	—	—	275
Issuance of common stock upon release of restricted stock units	803	—	—	—	—	—
Issuance of common stock upon ESPP purchase	85	—	1,949	—	—	1,949
Stock-based compensation	—	—	6,009	—	—	6,009
Other comprehensive loss	—	—	—	(720)	—	(720)
Net loss	—	—	—	—	(4,629)	(4,629)
Balance at March 31, 2020	34,249	$5	$284,099	$(1,846)	$(220,036)	$62,222

	Six Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2020	34,821	$5	$351,952	$(1,213)	$(226,073)	$124,671
Issuance of common stock upon exercise of stock options	4	—	31	—	—	31
Issuance of common stock upon release of restricted stock units	676	—	—	—	—	—
Issuance of common stock upon ESPP purchase	66	—	2,251	—	—	2,251
Stock-based compensation	—	—	11,642	—	—	11,642
Other comprehensive income	—	—	—	85	—	85
Net loss	—	—	—	—	(15,839)	(15,839)
Balance at March 31, 2021	35,567	$5	$365,876	$(1,128)	$(241,912)	$122,841

	Six Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2019	32,995	$5	$266,295	$(1,169)	$(212,409)	$52,722
Issuance of common stock upon exercise of stock options	30	—	293	—	—	293
Issuance of common stock upon release of restricted stock units	1,139	—	—	—	—	—
Issuance of common stock upon ESPP purchase	85	—	1,949	—	—	1,949
Stock-based compensation	—	—	15,562	—	—	15,562
Other comprehensive loss	—	—	—	(677)	—	(677)
Net loss	—	—	—	—	(7,627)	(7,627)
Balance at March 31, 2020	34,249	$5	$284,099	$(1,846)	$(220,036)	$62,222

For the six months ended March 31, 2020, additional paid-in capital included $3.7 million related to restricted stock unit (“RSU”) grants for the portion of the bonus recorded as stock-based compensation for the year ended September 30, 2019.

9.     Stock-based Compensation

As of March 31, 2021, the Company had approximately 3.6 million shares available for future stock awards under its equity plans and any additional releases resulting from an over-achievement relating to performance-based restricted stock units.

The following table summarizes our RSU activity which includes performance-based RSUs under all equity plans for the six months ended March 31, 2021:

	Restricted Stock Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Balance at September 30, 2020	1,957	$22.43
Granted	1,100	36.04
Released	(675)	21.93
Forfeited	(173)	23.85
Balance at March 31, 2021	2,209	$29.26

Stock-based compensation recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Cost of revenues
Subscription	$846	$495	$1,369	$1,017
Professional services	1,002	560	1,656	1,157
Total stock-based compensation in cost of revenues	1,848	1,055	3,025	2,174
Operating expenses
Research and development	1,613	1,243	2,744	2,669
Sales and marketing	1,967	1,656	3,520	3,062
General and administrative	2,354	2,055	3,621	3,927
Total stock-based compensation in operating expenses	5,934	4,954	9,885	9,658
Total stock-based compensation	$7,782	$6,009	$12,910	$11,832

For the three and six months ended March 31, 2021, the total stock-based compensation included $1.3 million related to bonus expense, which was recorded in the accrued employee compensation line item in the Condensed Consolidated Balance Sheets.

10.     Income Taxes

The Company recorded income tax provisions of $0.2 million and $0.3 million, representing effective income tax rates of (2.4)% and (7.9)% for the three months ended March 31, 2021 and 2020, respectively; and $0.5 million and $0.3 million, representing effective income tax rates of (3.2)% and (4.5)% for the six months ended March 31, 2021 and 2020, respectively. The income tax provision for the three and six months ended March 31, 2021 was primarily related to foreign taxes on the Company’s profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the Acquisition. The income tax provision for the three months ended March 31, 2020 was primarily related to foreign taxes on the Company’s profitable foreign operations and foreign withholding taxes on dividends. The income tax provision for the six months ended March 31, 2020 was primarily related to foreign taxes on the Company’s profitable foreign operations and foreign withholding taxes on dividends partially offset by a discrete tax benefit for a true-up in federal income tax payable.

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

11.     Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Numerator
Basic and diluted
Net loss attributable to common stockholders	$(10,686)	$(4,629)	$(15,839)	$(7,627)
Denominator
Basic and diluted
Weighted average shares used in computing net loss per share attributable to common stockholders	35,305	33,794	35,119	33,468
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.30)	$(0.14)	$(0.45)	$(0.23)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive are as follows (in thousands):

	As of March 31,
	2021	2020
Stock options	30	70
Performance-based RSUs and RSUs	2,209	2,411
Shares issuable pursuant to the employee stock purchase plan	63	68
Convertible senior notes	5,176	—
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

Revenues

The Company disaggregates the revenues by geographic regions based on the bill to location of its customers. Revenues from customers outside of the United States were 7% and 10% of total revenues for the three months ended March 31, 2021 and 2020, respectively, and 8% and 9% of total revenues for the six months ended March 31, 2021 and 2020, respectively.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net, by geographic region (in thousands):

	As of March 31, 2021	As of September 30, 2020
United States	$1,294	$562
India	563	472
Total property and equipment, net	$1,857	$1,034

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of cloud revenue management solutions for life sciences and high tech companies. Our software and business services help companies drive mission critical business processes such as pricing, quoting, contracting, regulatory compliance, rebates and incentives. With deep industry expertise, Model N supports the complex business needs of the world’s leading brands in life sciences and high tech including Johnson & Johnson, AstraZeneca, Stryker, Seagate Technology, Broadcom and Microchip Technology.

Model N Revenue Cloud transforms the revenue life cycle into a strategic, end-to-end process aligned across the enterprise. Deployments may vary from specific divisions or territories to enterprise-wide implementations. Customers may purchase and deploy a single cloud product or a full suite.

We derive revenues primarily from the sale of subscriptions to our cloud-based solutions, as well as subscriptions for maintenance and support and managed support services related to on-premise solutions. We price our solutions based on a number of factors, including revenues under management and number of users. Subscription revenues are recognized ratably over the coverage period. We also derive revenues from selling professional services related to past sales of perpetual licenses and implementation and professional services associated with our cloud-based solutions and related to the solutions provided by the recent acquisition. The actual timing of revenue recognition may vary based on our customers’ implementation requirements and the availability of our services personnel.

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

On December 31, 2020, we acquired certain assets, properties and rights and certain liabilities and obligations from Deloitte & Touche LLP’s pricing and contracting solutions business. The acquired business is complementary to our existing solutions and its offerings are configured to meet our life sciences customers’ needs by providing a complete end-to-end solution for reducing revenue loss and protecting profitability all the while meeting compliance requirements. The total purchase consideration was $57.8 million. We consider this acquisition to be fully integrated into Model N as of March 31, 2021.

For the three months ended March 31, 2021 and 2020, our total revenues were $48.2 million and $40.0 million, respectively, representing a year-over-year increase of 21% primarily due to the increase in subscription revenues from the acquired business and the increase in professional services revenues due to more services being provided to our new and existing customers some of which came through the acquisition.

COVID-19

The World Health Organization declared the outbreak of COVID-19 a pandemic and the U.S. federal government declared it a national emergency in March 2020. Our financial results for the periods presented have not been materially impacted by COVID-19. The extent of the impact of COVID-19 on our future operational and financial performance, revenues, and liquidity will depend on certain developments, including the duration and spread of the outbreak as well as the impact on our customers, employees, and partners, all of which are uncertain and cannot be predicted. We are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. Many of our customers have implemented similar measures, which may limit our ability to sell or provide professional services to them. Customers may also delay or cancel purchasing decisions or projects in light of uncertainties to their businesses arising from the COVID-19 pandemic. As the majority of our revenue is subscription-based, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.

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

Key Components of Results of Operations

Revenues

Subscription
Subscription revenues primarily include contractual arrangements with customers accessing our cloud-based solutions. These arrangements, on average, are for committed three-year terms. Included in subscription revenues are revenues associated with maintenance and support which generally renew on a one year or three year basis and managed support services. Maintenance and support revenues include post-contract customer support and the right to unspecified software updates and enhancements on a when and if available basis from customers using on-premise solutions. Managed support services revenue includes supporting, managing and administering our software solutions and providing additional end user support including the support provided by the acquired business. Term-based licenses for current products with the right to use unspecified future versions of the software and maintenance and support during the coverage period are also included in subscription revenues. Subscription revenue is generally recognized ratably over the contractual term of the arrangement beginning on the date our service is made available to the customer. The software-as-a-service (“SaaS”) model is the primary way we sell to our customers in our vertical markets.

Professional Services
Professional services revenues primarily include fees generated from implementation, cloud configuration, on-site support and other consulting services. Also included in professional services revenues are revenues related to training and customer-reimbursed expenses, as well as services related to software licenses for our on-premise solutions and solutions provided by the acquired business. Professional services revenues are generally recognized as the services are rendered for time and materials contracts or recognized using a proportional performance method as hours are incurred relative to total estimated hours for the engagement for fixed price contracts. The majority of our professional services contracts are on a time and materials basis. The revenue from training and customer-reimbursed expenses is recognized as we deliver these services.

Cost of Revenues

Subscription
Cost of subscription revenues includes costs related to our cloud-based solutions, maintenance and support for our on-premise solutions and managed support services and support provided by the acquired business. Cost of subscription revenues primarily consists of personnel-related costs including salary, bonus, and stock-based compensation as well as costs for royalties, facilities expense, amortization, depreciation, third-party contractors and cloud infrastructure costs.

Professional Services
Cost of professional services revenues includes costs related to the set-up of our cloud-based solutions, services for on-premise and the acquired business solutions, training and customer-reimbursed expenses. Cost of professional services revenues primarily consists of personnel-related costs including salary, bonus, and stock-based compensation as well as costs for third-party contractors and other expenses. Cost of professional services revenues may vary from period to period depending on a number of factors, including the amount of implementation services required to deploy our solutions and the level of involvement of third-party contractors providing implementation services.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020

	(in thousands)
Revenues
Subscription	$35,941	$28,991	$67,376	$57,173
Professional services	12,251	10,961	23,550	21,167
Total revenues	48,192	39,952	90,926	78,340
Cost of revenues
Subscription	13,734	8,798	22,726	17,508
Professional services	9,643	7,685	17,767	15,327
Total cost of revenues	23,377	16,483	40,493	32,835
Gross profit	24,815	23,469	50,433	45,505
Operating expenses
Research and development	12,495	9,102	21,192	17,618
Sales and marketing	11,509	10,953	20,965	19,966
General and administrative	7,612	7,545	16,399	14,510
Total operating expenses	31,616	27,600	58,556	52,094
Loss from operations	(6,801)	(4,131)	(8,123)	(6,589)
Interest expense, net	3,552	402	7,014	965
Other expenses (income), net	84	(243)	214	(255)
Loss before income taxes	(10,437)	(4,290)	(15,351)	(7,299)
Provision for income taxes	249	339	488	328
Net loss	$(10,686)	$(4,629)	$(15,839)	$(7,627)

Comparison of the Three Months Ended March 31, 2021 and 2020
Revenues

	Three Months Ended March 31,
	2021		2020
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$35,941	75%	$28,991	73%	$6,950	24%
Professional services	12,251	25%	10,961	27%	1,290	12%
Total revenues	$48,192	100%	$39,952	100%	$8,240	21%

Subscription
Subscription revenues increased by $7.0 million, or 24%, to $35.9 million for the three months ended March 31, 2021 from $29.0 million for the same period last year. As a percentage of total revenues, subscription revenues increased from 73% to 75%. The increase in our subscription revenues was due primarily to the contribution from the acquired business as well as an increased number of customer contracts. We intend to continue to focus on growing our recurring revenue from SaaS subscriptions in future periods.

Professional services
Professional services revenues increased by $1.3 million, or 12%, to $12.3 million for the three months ended March 31, 2021 from $11.0 million for the same period last year. The increase in our professional services revenue was primarily driven by the increase in delivery activities experienced in the professional services business in the second quarter of fiscal year 2021 and the contribution from the acquired business. As a percentage of total revenues, professional services revenues decreased from 27% to 25%. The decrease in our professional services revenue as a percentage of total revenue is primarily driven by the change in business model as we continue to move towards cloud-based solutions.

Cost of Revenues

	Three Months Ended March 31,
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$13,734	38%	$8,798	30%	$4,936	56%
Professional services	9,643	79%	7,685	70%	1,958	25%
Total cost of revenues	$23,377	49%	$16,483	41%	$6,894	42%

Subscription
Cost of subscription revenues increased by $4.9 million, or 56%, to $13.7 million during the three months ended March 31, 2021 from $8.8 million for the same period last year. As a percentage of subscription revenues, cost of subscription revenues increased from 30% to 38% during the three months ended March 31, 2021, primarily due to higher costs from the acquired business. The cost of subscription revenue also included $0.4 million of amortization expense related to the recently acquired intangible assets.

Professional services
Cost of professional services revenues increased by $2.0 million, or 25%, to $9.6 million during the three months ended March 31, 2021 from $7.7 million for the same period last year. As a percentage of professional services revenue, cost of professional services revenues increased from 70% to 79% primarily due to higher costs from the acquired business.

Operating Expenses

	Three Months Ended March 31,
	2021	2020	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$12,495	$9,102	$3,393	37%
Sales and marketing	11,509	10,953	556	5%
General and administrative	7,612	7,545	67	1%
Total operating expenses	$31,616	$27,600	$4,016	15%

Research and Development
Research and development expenses increased by $3.4 million, or 37%, to $12.5 million during the three months ended March 31, 2021 from $9.1 million for the same period last year. The increase was due to the impact of the acquired business mainly from employee-related costs and outside services.
Sales and Marketing
Sales and marketing expenses increased by $0.6 million, or 5%, to $11.5 million during the three months ended March 31, 2021 from $11.0 million for the same period last year. This increase was primarily due to a $0.9 million increase in employee-related costs and a $0.4 million increase in intangible amortization expense related to the acquisition partially offset by a $0.3 million decrease in marketing programs, a $0.3 million decrease in travel and entertainment expenses, and a $0.1 million decrease in outside services.

General and Administrative
General and administrative expenses remained relatively unchanged during the three months ended March 31, 2021 compared to the same period last year.

Interest and Other Expenses (Income), Net

	Three Months Ended March 31,
	2021	2020	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense, net	$3,552	$402	$3,150	784%
Other expenses (income), net	$84	$(243)	$327	(135)%

Interest expense, net, increased during the three months ended March 31, 2021 compared to the same period last year and was primarily driven by the interest expense related to the convertible senior notes we issued in May 2020. See Note 7 to the Notes to Condensed Consolidated Financial Statements.

The change in other expenses (income), net, was primarily driven by currency fluctuations.

Provision for Income Taxes

	Three Months Ended March 31,
	2021	2020	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for income taxes	$249	$339	$(90)	(27)%

The income tax provision for the three months ended March 31, 2021 was primarily related to foreign taxes on our profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the acquisition. The income tax provision for the three months ended March 31, 2020 was primarily related to foreign taxes on our profitable foreign operations and foreign withholding taxes on dividends.

Comparison of the Six Months Ended March 31, 2021 and 2020
Revenues

	Six Months Ended March 31,
	2021		2020
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$67,376	74%	$57,173	73%	$10,203	18%
Professional services	23,550	26%	21,167	27%	$2,383	11%
Total revenues	$90,926	100%	$78,340	100%	$12,586	16%

Subscription
Subscription revenues increased by $10.2 million, or 18%, to $67.4 million for the six months ended March 31, 2021 from $57.2 million for the same period last year. As a percentage of total revenues, subscription revenues increased from 73% to 74%. The increase in our subscription revenues was due primarily to the contribution from the acquired business, a large transaction with one customer during the first fiscal quarter of 2021, and an increased number of customer contracts. We intend to continue to focus on growing our recurring revenue from SaaS subscriptions in future periods.

Professional services

Professional services revenues increased by $2.4 million, or 11%, to $23.6 million for the six months ended March 31, 2021 from $21.2 million for the same period last year. As a percentage of total revenues, professional services revenues decreased from 27% to 26%. The increase in our professional services revenues was caused by the increase in delivery activities experienced in the professional services business during the six months ended March 31, 2021 and the contribution from the acquired business. The decrease in our professional services revenue as a percentage of total revenue is primarily driven by the change in business model as we continue to move towards cloud-based solutions.

Cost of Revenues

	Six Months Ended March 31,
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$22,726	34%	$17,508	31%	$5,218	30%
Professional services	17,767	75%	15,327	72%	$2,440	16%
Total cost of revenues	$40,493	45%	$32,835	42%	$7,658	23%

Subscription
Cost of subscription revenues increased by $5.2 million, or 30%, to $22.7 million during the six months ended March 31, 2021 from $17.5 million for the same period last year. As a percentage of subscription revenues, cost of subscription revenues increased from 31% to 34% during the six months ended March 31, 2021 primarily due to higher cost from the acquired business. The cost of subscription revenue also included $0.4 million of amortization expense related to the recently acquired intangible assets.

Professional services
Cost of professional services revenues increased by $2.4 million to $17.8 million during the six months ended March 31, 2021 from $15.3 million for the same period last year. As a percentage of professional services revenue, cost of professional services revenues increased from 72% to 75% primarily due to higher cost from the acquired business.

Operating Expenses

	Six Months Ended March 31,
	2021	2020	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$21,192	$17,618	$3,574	20%
Sales and marketing	20,965	19,966	999	5%
General and administrative	16,399	14,510	1,889	13%
Total operating expenses	$58,556	$52,094	$6,462	12%

Research and Development
Research and development expenses increased by $3.6 million, or 20%, to $21.2 million during the six months ended March 31, 2021 from $17.6 million for the same period last year. The increase was primarily due to the impact of the acquired business mainly from employee-related costs and outside services.
Sales and Marketing
Sales and marketing expenses increased by $1.0 million, or 5%, to $21.0 million during the six months ended March 31, 2021 from $20.0 million for the same period last year. This increase was primarily due to a $1.9 million increase in employee-related costs and a $0.4 million increase in intangible amortization expense related to the acquisition partially offset by a $0.8 million decrease in travel and entertainment expenses, a $0.3 million decrease in marketing programs, and a $0.2 million decrease in outside services.

General and Administrative
General and administrative expenses increased by $1.9 million, or 13%, to $16.4 million during the six months ended March 31, 2021 from $14.5 million for the same period last year. The increase was primarily driven by $2.4 million of acquisition-related expenses, a $0.1 million increase in depreciation expense, a $0.1 million increase in equipment expense, and a $0.1 million increase in office expenses partially offset by a $0.4 million decrease in outside services, a $0.2 million decrease in travel and entertainment expenses, and a $0.2 million decrease in employee-related costs.

Interest and Other Expenses (Income), Net

	Six Months Ended March 31,
	2021	2020	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense, net	$7,014	$965	$6,049	627%
Other expenses (income), net	$214	$(255)	$469	(184)%
Interest expense, net, increased during the six months ended March 31, 2021 compared to the same period last year and was primarily driven by the interest expense related to the convertible senior notes we issued in May 2020. See Note 7 to the Notes to Condensed Consolidated Financial Statements.

The change in other expenses (income), net, was primarily driven by currency fluctuations.

Provision for Income Taxes

	Six Months Ended March 31,
	2021	2020	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for income taxes	$488	$328	$160	49%
The income tax provision for the six months ended March 31, 2021 was primarily related to foreign taxes on our profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the acquisition. The income tax provision for the six months ended March 31, 2020 was primarily related to foreign taxes on our profitable foreign operations and foreign withholding taxes on dividends partially offset by a discrete tax benefit for a true-up in federal income tax payable.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $148.3 million. Based on our future expectations, including the potential ability to raise cash through additional financing, and historical usage, we believe our current cash and cash equivalents are sufficient to meet our operating needs including principal payments related to our debt for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts, expansion of our business and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock and terms of any debt could impose restrictions on our operations. The sale of additional equity or additional convertible debt securities could result in more dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in, or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Cash Flows

	Six Months Ended March 31,
	2021	2020
	(in thousands)
Cash flows provided by operating activities	$3,129	$3,435
Cash flows used in investing activities	(57,579)	(98)
Cash flows provided by (used in) financing activities	2,282	(2,758)

Operating Activities
Cash provided by or used in operating activities is primarily influenced by the sales of our products, our personnel-related expenditures, our facility related costs and the amount and timing of customer payments. Our largest source of operating cash inflows is cash collections from our customers from the sale of subscriptions and professional services.
Net cash provided by operating activities during the six months ended March 31, 2021 was primarily the result of non-cash adjustments of $22.8 million exceeding our net loss of $15.8 million and net cash outflows of $3.8 million from changes in operating assets and liabilities. Non-cash expenses consisted primarily of stock-based compensation of $12.9 million, amortization of debt discount and issuance costs of $4.8 million, depreciation and amortization of $3.5 million, and amortization of capitalized contract acquisition costs of $1.4 million. The net change in operating assets and liabilities primarily reflects an outflow from the changes in accrued employee compensation of $4.0 million due to payments of bonuses and other employee benefits, prepaid expenses and other assets of $1.9 million, accounts receivable of $1.1 million due to timing of billing and cash collections, and other current and long-term liabilities of $0.8 million, offset mainly by an inflow from the changes in deferred revenue of $3.3 million caused by the timing of invoicing and accounts payable of $0.7 million.
Net cash provided by operating activities during the six months ended March 31, 2020 was primarily the result of non-cash adjustments of $16.0 million exceeding our net loss of $7.6 million and net cash outflows of $5.0 million from changes in operating assets and liabilities. Non-cash expenses consisting primarily of stock-based compensation of $11.8 million, depreciation and amortization of $2.8 million, and amortization of capitalized contract acquisition costs of $1.2 million. The net change in operating assets and liabilities primarily reflects an outflow from the changes in accrued employee compensation of $4.9 million due to payments of bonuses and other employee benefits, other current and long-term liabilities of $1.6 million, and prepaid expenses and other assets of $1.3 million, offset mainly by an inflow from the changes in deferred revenue of $1.4 million caused by the timing of invoicing.

Investing Activities
Net cash used in investing activities for the six months ended March 31, 2021 was related to the acquisition and purchases of property and equipment. See Note 5 to the Notes to Condensed Consolidated Financial Statements for more information of the acquisition.
Net cash used in investing activities for the six months ended March 31, 2020 was related to purchases of property and equipment.

Financing Activities
Net cash provided by financing activities for the six months ended March 31, 2021 resulted from purchases made under our employee stock purchase plan and the stock option exercises.
Net cash used in financing activities for the six months ended March 31, 2020 was due to the principal payments on the term loan with Wells Fargo, partially offset by proceeds from purchases made under our employee stock purchase plan and the exercises of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The following tables provide a reconciliation of adjusted EBITDA to net loss (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Reconciliation of Adjusted EBITDA
Net loss	$(10,686)	$(4,629)	$(15,839)	$(7,627)
Adjustments
Stock-based compensation expense	7,782	6,009	12,910	11,832
Depreciation and amortization	2,203	1,361	3,523	2,813
Acquisition-related expense	47	—	2,409	—
Interest expense, net	3,552	402	7,014	965
Other expenses (income), net	84	(243)	214	(255)
Provision for income taxes	249	339	488	328
Adjusted EBITDA	$3,231	$3,239	$10,719	$8,056

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our exposure to market risks from that discussed in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2020.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of March 31, 2021, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events.

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
We have incurred net losses of $15.8 million and $7.6 million for the six months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $241.9 million. Our expenses may increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology industry and integrating the personnel, products, technologies and customers from our acquisition of Deloitte & Touche LLP’s pricing and contracting solutions business. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.
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
The outbreak of the novel coronavirus, COVID-19, has evolved into a global pandemic and public health emergency. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. As the COVID-19 pandemic is complex and rapidly evolving, our business may be negatively affected for a sustained time frame. While our financial results for the quarter ended March 31, 2021 have not been materially impacted by COVID-19, at this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position, and cash flows.
The pandemic may adversely affect our customers’ operations, our employees, and our employee productivity, including in India where a substantial number of our employees are located and which is currently experiencing a significant surge in COVID-19 cases. It may impact the ability of our subcontractors and partners to operate and fulfill their contractual obligations, and result in an increase in costs, delays, or disruptions in performance. In particular, our customers in the life sciences industry may experience disruptions in their business due to the prioritization of COVID-19 treatment in the healthcare community, manufacturing, and supply interruptions or safety concerns. A negative impact on our customers may cause them to request extended payment terms, delayed invoicing, higher discounts, lower renewal amounts, or cancelations. We might also experience delays or changes in customer demand, particularly if customer funding priorities change. Additionally, our employees, in many cases, are working remotely and using various technologies to perform their functions, which may create inefficiencies and reduced productivity, and reduce the effectiveness of our sales team. These effects on our customers, and the direct effect of the virus and the disruption on our employees and operations, and the speed and breadth of mass vaccinations for COVID-19 and the efficacy of such vaccines, may negatively impact our revenue, profit margins and liquidity in 2021 and beyond. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital.
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
With the introduction of new technologies and market entrants, as well as due to our acquisition of Deloitte & Touche LLP’s pricing and contracting solutions business, we expect competition to intensify in the future. We also expect enterprise software vendors that focus on enterprise resource planning or back-office applications to enter our market with competing products. In addition, we expect sales force automation vendors to acquire or develop additional solutions that may compete with our solutions. If we fail to compete effectively, our business will be harmed. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could harm our business.
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
We may be the target of illegitimate or other improper transaction settlement despite compliance systems.
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
As of March 31, 2021, we had an aggregate principal amount of $172.5 million of notes outstanding. We may also incur additional indebtedness in the future to meet future financing needs. Our current indebtedness and any future incurrence of additional significant indebtedness could have adverse consequences, including the following:
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
Date: May 10, 2021

MODEL N INC.

By:	/s/ John Ederer
John Ederer
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)