Form 10-Q
period 2021-06-30
MODEL N, INC.
filed 2021-08-09
CIK 1118417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of July 30, 2021, the registrant had 35,784,003 shares of common stock outstanding.
1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
MODEL N, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	As of June 30, 2021	As of September 30, 2020
Assets
Current assets
Cash and cash equivalents	$153,766	$200,491
Funds held for customers	6,908	—
Accounts receivable, net of allowance for doubtful accounts of $222 as of June 30, 2021 and $47 as of September 30, 2020	42,029	35,796
Prepaid expenses	3,740	2,797
Other current assets	7,443	7,314
Total current assets	213,886	246,398
Property and equipment, net	1,793	1,034
Operating lease right-of-use assets	20,437	3,332
Goodwill	65,665	39,283
Intangible assets, net	47,402	24,380
Other assets	7,601	5,863
Total assets	$356,784	$320,290
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,831	$3,009
Customer funds payable	6,908	—
Accrued employee compensation	21,617	17,056
Accrued liabilities	3,841	5,237
Operating lease liabilities, current portion	4,035	1,460
Deferred revenue, current portion	53,595	50,904
Total current liabilities	94,827	77,666
Long term debt	121,724	114,438
Operating lease liabilities, less current portion	17,012	2,067
Other long-term liabilities	1,925	1,448
Total liabilities	235,488	195,619
Commitments and contingencies
Stockholders’ equity
Common Stock, $0.00015 par value; 200,000 shares authorized; 35,784 and 34,821 shares issued and outstanding at June 30, 2021 and September 30, 2020, respectively	5	5
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	372,263	351,952
Accumulated other comprehensive loss	(1,231)	(1,213)
Accumulated deficit	(249,741)	(226,073)
Total stockholders’ equity	121,296	124,671
Total liabilities and stockholders’ equity	$356,784	$320,290
The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Revenues
Subscription	$36,908	$29,339	$104,284	$86,512
Professional services	14,130	11,917	37,680	33,084
Total revenues	51,038	41,256	141,964	119,596
Cost of revenues
Subscription	13,799	8,374	36,525	25,882
Professional services	9,651	7,699	27,418	23,026
Total cost of revenues	23,450	16,073	63,943	48,908
Gross profit	27,588	25,183	78,021	70,688
Operating expenses
Research and development	11,674	8,288	32,866	25,906
Sales and marketing	11,146	9,716	32,111	29,682
General and administrative	8,653	7,559	25,052	22,069
Total operating expenses	31,473	25,563	90,029	77,657
Loss from operations	(3,885)	(380)	(12,008)	(6,969)
Interest expense, net	3,631	1,986	10,645	2,951
Other expenses (income), net	(39)	(168)	175	(423)
Loss before income taxes	(7,477)	(2,198)	(22,828)	(9,497)
Provision for income taxes	352	182	840	510
Net loss	$(7,829)	$(2,380)	$(23,668)	$(10,007)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.22)	$(0.07)	$(0.67)	$(0.30)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	35,679	34,411	35,305	33,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(7,829)	$(2,380)	$(23,668)	$(10,007)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	(16)	222	(7)	(210)
Foreign currency translation gain (loss)	(87)	(3)	(11)	(248)
Total comprehensive loss	$(7,932)	$(2,161)	$(23,686)	$(10,465)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(23,668)	$(10,007)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	5,740	4,163
Stock-based compensation	21,850	17,232
Amortization of debt discount and issuance costs	7,286	1,118
Deferred income taxes	84	25
Amortization of capitalized contract acquisition costs	2,223	1,858
Loss on early extinguishment of debt	—	319
Changes in assets and liabilities, net of acquisition
Accounts receivable	(2,382)	(2,292)
Prepaid expenses and other assets	(2,470)	(3,621)
Accounts payable	1,849	781
Accrued employee compensation	745	(1,165)
Other current and long-term liabilities	(3,095)	(2,322)
Deferred revenue	1,528	1,133
Net cash provided by operating activities	9,690	7,222
Cash flows from investing activities
Purchases of property and equipment	(842)	(190)
Acquisition of business	(57,849)	—
Net cash used in investing activities	(58,691)	(190)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of employee stock purchase plan	2,306	2,442
Proceeds from issuance of convertible senior notes, net of issuance costs	—	166,894
Principal payments on debt	—	(44,750)
Net changes in customer funds payable	6,908	—
Net cash provided by financing activities	9,214	124,586
Effect of exchange rate changes on cash and cash equivalents	(30)	(26)
Net increase (decrease) in cash and cash equivalents	(39,817)	131,592
Cash and cash equivalents
Beginning of period	200,491	60,780
End of period	$160,674	$192,372

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

In the opinion of management, the unaudited interim consolidated financial statements include all the normal recurring adjustments necessary to present fairly our condensed consolidated financial statements. The results of operations for the nine months ended June 30, 2021 are not necessarily indicative of the operating results for the full fiscal year 2021 or any future periods.

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

New Accounting Pronouncements
Recently Adopted Accounting Guidance
In August 2018, the FASB issued ASU 2018-15, Intangibles (Topic 350), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard also requires customers to amortize the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance prospectively in the first quarter of fiscal year 2021 and it did not have a material impact on the condensed consolidated financial statements.
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

Disaggregation of Revenues

See Note 14, Geographic Information, for information on revenue by geography.

Customer Contract Balances

The following table reflects contract balances related to contracts with customers (in thousands):

	As of June 30, 2021	As of September 30, 2020
Accounts receivable, net	$42,029	$35,796
Contract asset	4,040	4,482
Deferred revenue	54,879	51,786
Capitalized contract acquisition costs	9,565	7,506

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

The non-current portion of deferred revenue is included in other long-term liabilities in the condensed consolidated balance sheets. During the three and nine months ended June 30, 2021, the Company recognized revenue of $24.5 million and $45.3 million, respectively, that was included in the deferred revenue balances at the beginning of the periods. During the three and nine months ended June 30, 2020, the Company recognized revenue of $20.8 million and $39.8 million, respectively, that was included in the deferred revenue balances at the beginning of the periods.

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
As of June 30, 2021, the current and non-current portions of capitalized contract acquisition costs were $3.1 million and $6.4 million, respectively. As of September 30, 2020, the current and non-current portions of capitalized contract acquisition costs were $2.3 million and $5.2 million, respectively. The Company amortized $0.8 million and $2.2 million of contract acquisition costs during the three and nine months ended June 30, 2021, respectively. The Company amortized $0.6 million and $1.9 million of contract acquisition costs during the three and nine months ended June 30, 2020, respectively.

For the three and nine months ended June 30, 2021 and 2020, there was no impairment related to capitalized contract acquisition costs.

Customer Deposits

Customer deposits primarily relate to payments received from customers which could be refundable pursuant to the terms of the related arrangement. These amounts are included in accrued liabilities on the condensed consolidated balance sheets. Customer deposits were immaterial as of June 30, 2021 and September 30, 2020.

Standard payment terms to customers generally range from thirty to ninety days; however, payment terms and conditions in our customer contracts may vary. In some cases, customers prepay for subscription and services in advance of the delivery; in other cases, payment is due as services are performed or in arrears following the delivery.

Performance Obligations

Remaining performance obligations represent non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2021, the aggregate amount of the transaction price allocated to performance obligations either unsatisfied or partially unsatisfied was $220.5 million, 48% of which we expect to recognize as revenue over the next 12 months and the remainder thereafter.

3.     Leases

The Company leases facilities under noncancelable operating leases with lease terms between three years and 10 years. Certain leases include options to extend or terminate the lease. The Company factored into the determination of lease payments the options that it is reasonably certain to exercise.

Operating lease costs were $1.4 million and $3.3 million for the three and nine months ended June 30, 2021, respectively, and $0.8 million and $2.5 million for the three and nine months ended June 30, 2020, respectively. Short-term lease costs, variable lease costs, and sublease income were immaterial for the three and nine months ended June 30, 2021 and 2020.

Cash flow information related to operating leases is as follows (in thousands):

	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2,022	$2,678
Operating lease ROU assets obtained in exchange for new operating lease liabilities	19,289	(375)

Operating lease ROU assets obtained in exchange for new operating lease liabilities during the nine months ended June 30, 2021 are primarily due to the Company’s headquarters lease and the lease for new office space in India that commenced during the period.

The weighted-average remaining lease term is 4.6 years and the weighted-average discount rate is 2.9% as of June 30, 2021.

Maturities of operating lease liabilities as of June 30, 2021 are as follows (in thousands):

Fiscal Year
Remaining fiscal 2021	$762
2022	5,073
2023	4,961
2024	4,730
2025	4,361
2026 and thereafter	2,643
Total operating lease payments	22,530
Less imputed interest	1,483
Total operating lease liabilities	$21,047

4.     Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, funds held for customers, accounts receivable, accounts payable, customer funds payable, debt and certain accrued liabilities. The Company regularly reviews its financial instruments portfolio to identify and evaluate such instruments that have indications of possible impairment. The Company estimates the fair value of its financial instruments when there is no readily available market data, which involves some level of management estimation and judgment and may not necessarily represent the amounts that could be realized in a current or future sale of these assets.
The table below sets forth the Company’s marketable securities which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

					Reported as:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
As of June 30, 2021
Level 1:
Money market funds	$116,049	$—	$—	$116,049	$116,049
Total	$116,049	$—	$—	$116,049	$116,049

As of September 30, 2020
Level 1:
Money market funds	$31,915	$—	$—	$31,915	$31,915
US Treasury securities	149,982	—	—	149,982	149,982
Total	$181,897	$—	$—	$181,897	$181,897

The Company’s financial instruments not measured at fair value on a recurring basis include cash, funds held for customers, accounts receivable, accounts payable, customer funds payable, and certain accrued liabilities. These financial instruments are reflected in the financial statements at cost and approximate their fair value due to their short-term nature.

See Note 7 for the fair value measurement of the Company’s derivative contracts and Note 8 for the fair value measurement of the Company’s convertible senior notes.

5.     Acquisition, Goodwill, and Intangible Assets

Acquisition

On December 31, 2020, the Company acquired certain assets, properties and rights and certain liabilities and obligations from Deloitte & Touche LLP’s pricing and contracting solutions business for a contractual purchase price of $60.0 million subject to net working capital adjustments (the “Acquisition”). The acquired business operates primarily in the same markets as the Company’s existing operations. The reason for the Acquisition was to increase the Company’s addressable market and expand the opportunity to sell existing Model N products. This Acquisition has been accounted for as a business combination. The Company has included the results of the acquired business in its condensed consolidated financial statements since the date of Acquisition. The Company incurred $2.5 million of acquisition-related expense during the nine months ended June 30, 2021, which was recorded as general and administrative expenses.
The total purchase consideration was $57.8 million reflecting a $2.2 million net working capital adjustment from the contractual purchase price. The Company paid the whole purchase consideration in cash during the nine months ended June 30, 2021.
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
The Acquisition contributed $6.0 million to the Company’s revenues and increased operating loss, which approximated net loss, by $2.2 million during the quarter ended June 30, 2021. The Acquisition contributed $12.5 million to the Company’s revenues and increased operating loss, which approximated net loss, by $4.6 million since the date of Acquisition. The Company has not presented the supplemental pro forma information for revenue and earnings related to the Acquisition, as it is deemed impracticable to determine and disclose this information, due to the unavailability of the information provided to the Company by Deloitte & Touche LLP, management’s inability to reasonably estimate the amounts from the carve out business and differing fiscal year-ends.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at September 30, 2020	$39,283
Addition from Acquisition	26,382
Balance at June 30, 2021	$65,665

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Estimated	As of June 30, 2021
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-15	$52,109	$(17,944)	$34,165
Developed technology	5-6	22,333	(11,244)	11,089
Non-compete agreements	5	1,600	(160)	1,440
Trade name	3	850	(142)	708
Total		$76,892	$(29,490)	$47,402

	Estimated	As of September 30, 2020
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-10	$36,599	$(14,758)	$21,841
Developed technology	5-6	12,083	(9,544)	2,539
Total		$48,682	$(24,302)	$24,380

The Company recorded amortization expense related to acquired intangible assets of $2.0 million and $1.2 million for the three months ended June 30, 2021 and 2020, respectively, and $5.2 million and $3.6 million for the nine months ended June 30, 2021 and 2020, respectively.

Estimated future amortization expense for the intangible assets as of June 30, 2021 is as follows (in thousands):

Fiscal Year
Remaining fiscal 2021	$2,008
2022	8,032
2023	7,186
2024	6,691
2025	6,620
2026 and thereafter	16,865
Total future amortization	$47,402

6.     Cash, Cash Equivalents, and Funds Held for Customers

As part of the acquisition of Deloitte & Touche LLP’s pricing and contracting solutions business, the Company now provides payment processing services to some customers whereby the Company has contractual obligations to remit funds to various third parties on behalf of these customers. Funds received from these customers represent cash and cash equivalents and are reflected in the “Funds held for customers” line item on the condensed consolidated balance sheets.

The table below reconciles the cash and cash equivalents and funds held for customers as reported on the condensed consolidated balance sheets to the cash and cash equivalents on the condensed consolidated statements of cash flows (in thousands):

	As of June 30, 2021	As of September 30, 2020
Cash and cash equivalents	$153,766	$200,491
Funds held for customers	6,908	—
Total cash and cash equivalents	$160,674	$200,491

7.     Derivative Instruments and Hedging

The Company uses foreign currency forward contracts to hedge a portion of the forecasted foreign currency-denominated expenses incurred in the normal course of business. These contracts are designated as cash flows hedges. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign exchange rate movements. The Company does not use any of the derivative instruments for trading or speculative purposes. These contracts have maturities of 12 months or less. The Company records changes in the fair value of cash flow hedges in accumulated other comprehensive loss in the condensed consolidated balance sheets, until the forecasted transaction occurs, at which point, the related gain or loss on the cash flow hedge is reclassified to the financial statement line item to which the derivative relates. The amounts reclassified to expenses related to the hedged transactions were immaterial for the periods presented. The fair value of the outstanding non-deliverable foreign currency forward contracts was measured using Level 2 fair value inputs and was immaterial as of June 30, 2021 and September 30, 2020.

Notional Amounts of Derivative Contracts
Derivative transactions are measured in terms of the notional amount but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The notional amounts of the outstanding foreign currency forward contracts designated as cash flow hedges were $6.3 million and $5.5 million as of June 30, 2021 and September 30, 2020, respectively.

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

During the three months ended June 30, 2021, the conditions allowing holders of the Notes to convert were not met. The Notes were classified as long-term debt on the condensed consolidated balance sheets as of June 30, 2021.

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

The net carrying amounts of the liability and equity components for the Notes were as follows (in thousands):

	As of June 30, 2021	As of September 30, 2020
Liability component:
Principal amount	$172,500	$172,500
Unamortized discount	(47,238)	(54,147)
Unamortized issuance costs	(3,538)	(3,915)
Net carrying amount	$121,724	$114,438

Equity component, net of issuance costs	$55,227	$55,227

The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Coupon interest expense	$1,132	$491	$3,396	$491
Amortization of debt discount	2,368	925	6,909	925
Amortization of debt issuance costs	134	45	377	45
Total interest expense related to the Notes	$3,634	$1,461	$10,682	$1,461
Effective interest rate of the liability component	12.32%	12.32%	12.32%	12.32%

The unamortized debt discount and debt issuance costs will be amortized over 47 months as of June 30, 2021.

As of June 30, 2021, the total estimated fair value of the Notes was approximately $220.9 million which includes the equity component. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.

9.     Stockholders’ Equity

The following tables present the changes in the components of stockholders’ equity (in thousands):

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2021	35,567	$5	$365,876	$(1,128)	$(241,912)	$122,841
Issuance of common stock upon exercise of stock options	2	—	24	—	—	24
Issuance of common stock upon release of restricted stock units	215	—	—	—	—	—
Stock-based compensation	—	—	6,363	—	—	6,363
Other comprehensive loss	—	—	—	(103)	—	(103)
Net loss	—	—	—	—	(7,829)	(7,829)
Balance at June 30, 2021	35,784	$5	$372,263	$(1,231)	$(249,741)	$121,296

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2020	34,249	$5	$284,099	$(1,846)	$(220,036)	$62,222
Issuance of common stock upon exercise of stock options	35	—	200	—	—	200
Issuance of common stock upon release of restricted stock units	263	—	—	—	—	—
Stock-based compensation	—	—	5,400	—	—	5,400
Equity component of convertible senior notes, net of issuance costs	—	—	55,233	—	—	55,233
Other comprehensive loss	—	—	—	219	—	219
Net loss	—	—	—	—	(2,380)	(2,380)
Balance at June 30, 2020	34,547	$5	$344,932	$(1,627)	$(222,416)	$120,894

	Nine Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2020	34,821	$5	$351,952	$(1,213)	$(226,073)	$124,671
Issuance of common stock upon exercise of stock options	6	—	55	—	—	55
Issuance of common stock upon release of restricted stock units	891	—	—	—	—	—
Issuance of common stock upon ESPP purchase	66	—	2,251	—	—	2,251
Stock-based compensation	—	—	18,005	—	—	18,005
Other comprehensive income	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(23,668)	(23,668)
Balance at June 30, 2021	35,784	$5	$372,263	$(1,231)	$(249,741)	$121,296

	Nine Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2019	32,995	$5	$266,295	$(1,169)	$(212,409)	$52,722
Issuance of common stock upon exercise of stock options	65	—	493	—	—	493
Issuance of common stock upon release of restricted stock units	1,402	—	—	—	—	—
Issuance of common stock upon ESPP purchase	85	—	1,949	—	—	1,949
Stock-based compensation	—	—	20,962	—	—	20,962
Equity component of convertible senior notes, net of issuance costs	—	—	55,233	—	—	55,233
Other comprehensive loss	—	—	—	(458)	—	(458)
Net loss	—	—	—	—	(10,007)	(10,007)
Balance at June 30, 2020	34,547	$5	$344,932	$(1,627)	$(222,416)	$120,894

For the nine months ended June 30, 2020, additional paid-in capital included $3.7 million related to restricted stock unit (“RSU”) grants for the portion of the bonus recorded as stock-based compensation for the year ended September 30, 2019.

10.     Stock-based Compensation

As of June 30, 2021, the Company had approximately 3.6 million shares available for future stock awards under its equity plans and any additional releases resulting from an over-achievement relating to performance-based restricted stock units.

The following table summarizes our RSU activity which includes performance-based RSUs under all equity plans for the nine months ended June 30, 2021:

	Restricted Stock Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Balance at September 30, 2020	1,957	$22.43
Granted	1,142	35.96
Released	(890)	22.47
Forfeited	(245)	27.21
Balance at June 30, 2021	1,964	$29.69

Stock-based compensation recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues
Subscription	$1,175	$412	$2,544	$1,429
Professional services	1,260	528	2,916	1,685
Total stock-based compensation in cost of revenues	2,435	940	5,460	3,114
Operating expenses
Research and development	1,776	1,074	4,520	3,743
Sales and marketing	2,091	1,527	5,611	4,589
General and administrative	2,638	1,859	6,259	5,786
Total stock-based compensation in operating expenses	6,505	4,460	16,390	14,118
Total stock-based compensation	$8,940	$5,400	$21,850	$17,232

For the three and nine months ended June 30, 2021, the total stock-based compensation included $2.6 million and $3.8 million related to bonus expense, respectively, which was recorded in the accrued employee compensation line item in the Condensed Consolidated Balance Sheets.

11.     Income Taxes

The Company recorded income tax provisions of $0.4 million and $0.2 million, representing effective income tax rates of (4.7)% and (8.3)% for the three months ended June 30, 2021 and 2020, respectively; and $0.8 million and $0.5 million, representing effective income tax rates of (3.7)% and (5.4)% for the nine months ended June 30, 2021 and 2020, respectively. The income tax provision for the three and nine months ended June 30, 2021 was primarily related to foreign taxes on the Company’s profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the Acquisition. The income tax provision for the three months ended June 30, 2020 was primarily related to foreign taxes on the Company’s profitable foreign operations and state minimum taxes. The income tax provision for the nine months ended June 30, 2020 was primarily related to foreign taxes on the Company’s profitable foreign operations and foreign withholding taxes on dividends partially offset by a discrete tax benefit for a true-up in federal income tax payable.

The Company elected to partially reinvest foreign earnings in certain foreign jurisdictions and expects to repatriate future foreign earnings in certain foreign jurisdictions over time. As a result, the Company will record a deferred tax liability for the additional non-U.S. taxes that are expected to be incurred related to the repatriation of these earnings. During the nine months ended June 30, 2021, the Company repatriated $1.5 million of foreign subsidiary earnings to the U.S. in the form of cash and paid foreign withholding taxes of $0.2 million. During the nine months ended June 30, 2020, the Company repatriated $1.0 million of foreign subsidiary earnings to the U.S. in the form of cash and paid foreign withholding taxes of $0.2 million.

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

12.     Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Numerator
Basic and diluted
Net loss attributable to common stockholders	$(7,829)	$(2,380)	$(23,668)	$(10,007)
Denominator
Basic and diluted
Weighted average shares used in computing net loss per share attributable to common stockholders	35,679	34,411	35,305	33,781
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.22)	$(0.07)	$(0.67)	$(0.30)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive are as follows (in thousands):

	As of June 30,
	2021	2020
Stock options	28	35
Performance-based RSUs and RSUs	1,964	2,186
Shares issuable pursuant to the employee stock purchase plan	61	66
Convertible senior notes	5,176	5,176
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

Revenues

The Company disaggregates the revenues by geographic regions based on the bill to location of its customers. Revenues from customers outside of the United States were 6% and 8% of total revenues for the three months ended June 30, 2021 and 2020, respectively, and 7% and 9% of total revenues for the nine months ended June 30, 2021 and 2020, respectively.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net, by geographic region (in thousands):

	As of June 30, 2021	As of September 30, 2020
United States	$1,215	$562
India	578	472
Total property and equipment, net	$1,793	$1,034

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the three months ended June 30, 2021 and 2020, our total revenues were $51.0 million and $41.3 million, respectively, representing a year-over-year increase of 24% primarily due to the addition of subscription and professional services revenues from the acquired business and increased subscription and professional services revenues from new and existing customers.

COVID-19

The World Health Organization declared the outbreak of COVID-19 a pandemic and the U.S. federal government declared it a national emergency in March 2020. Our financial results for the periods presented have not been materially impacted by COVID-19. The extent of the impact of COVID-19 on our future operational and financial performance, revenues, and liquidity will depend on certain developments, including the duration and spread of the outbreak, including due to new variants, as well as the impact on our customers, employees, and partners, all of which are uncertain and cannot be predicted. We are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. Many of our customers have implemented similar measures, which may limit our ability to sell or provide professional services to them. Customers may also delay or cancel purchasing decisions or projects in light of uncertainties to their businesses arising from the COVID-19 pandemic. As the majority of our revenue is subscription-based, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Revenues
Subscription	$36,908	$29,339	$104,284	$86,512
Professional services	14,130	11,917	37,680	33,084
Total revenues	51,038	41,256	141,964	119,596
Cost of revenues
Subscription	13,799	8,374	36,525	25,882
Professional services	9,651	7,699	27,418	23,026
Total cost of revenues	23,450	16,073	63,943	48,908
Gross profit	27,588	25,183	78,021	70,688
Operating expenses
Research and development	11,674	8,288	32,866	25,906
Sales and marketing	11,146	9,716	32,111	29,682
General and administrative	8,653	7,559	25,052	22,069
Total operating expenses	31,473	25,563	90,029	77,657
Loss from operations	(3,885)	(380)	(12,008)	(6,969)
Interest expense, net	3,631	1,986	10,645	2,951
Other expenses (income), net	(39)	(168)	175	(423)
Loss before income taxes	(7,477)	(2,198)	(22,828)	(9,497)
Provision for income taxes	352	182	840	510
Net loss	$(7,829)	$(2,380)	$(23,668)	$(10,007)

Comparison of the Three Months Ended June 30, 2021 and 2020
Revenues

	Three Months Ended June 30,
	2021		2020
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$36,908	72%	$29,339	71%	$7,569	26%
Professional services	14,130	28%	11,917	29%	2,213	19%
Total revenues	$51,038	100%	$41,256	100%	$9,782	24%

Subscription
Subscription revenues increased by $7.6 million, or 26%, to $36.9 million for the three months ended June 30, 2021 from $29.3 million for the same period last year. As a percentage of total revenues, subscription revenues increased from 71% to 72%. The increase in our subscription revenues was due primarily to the contribution from the acquired business as well as an increased number of customer contracts. We intend to continue to focus on growing our recurring revenue from SaaS subscriptions in future periods.

Professional services
Professional services revenues increased by $2.2 million, or 19%, to $14.1 million for the three months ended June 30, 2021 from $11.9 million for the same period last year. The increase in our professional services revenue was primarily driven by the increase in delivery activities experienced in the professional services business in the third quarter of fiscal year 2021 and the contribution from the acquired business. As a percentage of total revenues, professional services revenues decreased from 29% to 28%. The decrease in our professional services revenue as a percentage of total revenue is primarily driven by the change in business model as we continue to move towards cloud-based solutions.

Cost of Revenues

	Three Months Ended June 30,
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$13,799	37%	$8,374	29%	$5,425	65%
Professional services	9,651	68%	7,699	65%	1,952	25%
Total cost of revenues	$23,450	46%	$16,073	39%	$7,377	46%

Subscription
Cost of subscription revenues increased by $5.4 million, or 65%, to $13.8 million during the three months ended June 30, 2021 from $8.4 million for the same period last year. As a percentage of subscription revenues, cost of subscription revenues increased from 29% to 37% during the three months ended June 30, 2021, primarily due to higher costs from the acquired business. The cost of subscription revenue also included $0.4 million of amortization expense related to the recently acquired intangible assets.

Professional services
Cost of professional services revenues increased by $2.0 million, or 25%, to $9.7 million during the three months ended June 30, 2021 from $7.7 million for the same period last year. As a percentage of professional services revenue, cost of professional services revenues increased from 65% to 68% primarily due to higher costs from the acquired business.

Operating Expenses

	Three Months Ended June 30,
	2021	2020	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$11,674	$8,288	$3,386	41%
Sales and marketing	11,146	9,716	1,430	15%
General and administrative	8,653	7,559	1,094	14%
Total operating expenses	$31,473	$25,563	$5,910	23%

Research and Development
Research and development expenses increased by $3.4 million, or 41%, to $11.7 million during the three months ended June 30, 2021 from $8.3 million for the same period last year. The increase was primarily due to the impact of the acquired business mainly from employee-related costs, outside services, and equipment expense.
Sales and Marketing
Sales and marketing expenses increased by $1.4 million, or 15%, to $11.1 million during the three months ended June 30, 2021 from $9.7 million for the same period last year. This increase was primarily due to a $1.1 million increase in employee-related costs and a $0.4 million increase in intangible amortization expense related to the acquisition partially offset by a $0.1 million decrease in travel and entertainment expenses.

General and Administrative
General and administrative expenses increased by $1.1 million, or 14%, to $8.7 million during the three months ended June 30, 2021 from $7.6 million for the same period last year. This increase was primarily due to a $0.5 million increase in employee-related costs, a $0.5 million increase in facilities expense, a $0.2 million increase in equipment expense, $0.1 million of acquisition-related expenses, a $0.1 million increase in depreciation expense, and a $0.1 million increase in office expenses partially offset by a $0.4 million decrease in outside services.

Interest and Other Expenses (Income), Net

	Three Months Ended June 30,
	2021	2020	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense, net	$3,631	$1,986	$1,645	83%
Other expenses (income), net	$(39)	$(168)	$129	(77)%

Interest expense, net, increased during the three months ended June 30, 2021 compared to the same period last year and was primarily driven by the interest expense related to the convertible senior notes we issued in May 2020. See Note 8 to the Notes to Condensed Consolidated Financial Statements.

The change in other expenses (income), net, was primarily due to a non-recurring other income item recorded in the three months ended June 30, 2020.

Provision for Income Taxes

	Three Months Ended June 30,
	2021	2020	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for income taxes	$352	$182	$170	93%

The income tax provision for the three months ended June 30, 2021 was primarily related to foreign taxes on our profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the acquisition. The income tax provision for the three months ended June 30, 2020 was primarily related to foreign taxes on our profitable foreign operations and state minimum taxes.

Comparison of the Nine Months Ended June 30, 2021 and 2020
Revenues

	Nine Months Ended June 30,
	2021		2020
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$104,284	73%	$86,512	72%	$17,772	21%
Professional services	37,680	27%	33,084	28%	$4,596	14%
Total revenues	$141,964	100%	$119,596	100%	$22,368	19%

Subscription
Subscription revenues increased by $17.8 million, or 21%, to $104.3 million for the nine months ended June 30, 2021 from $86.5 million for the same period last year. As a percentage of total revenues, subscription revenues increased from 72% to 73%. The increase in our subscription revenues was due primarily to the contribution from the acquired business, a large transaction with one customer during the first fiscal quarter of 2021, and an increased number of customer contracts. We intend to continue to focus on growing our recurring revenue from SaaS subscriptions in future periods.

Professional services

Professional services revenues increased by $4.6 million, or 14%, to $37.7 million for the nine months ended June 30, 2021 from $33.1 million for the same period last year. As a percentage of total revenues, professional services revenues decreased from 28% to 27%. The increase in our professional services revenues was caused by the increase in delivery activities experienced in the professional services business during the nine months ended June 30, 2021 and the contribution from the acquired business. The decrease in our professional services revenue as a percentage of total revenue is primarily driven by the change in business model as we continue to move towards cloud-based solutions.

Cost of Revenues

	Nine Months Ended June 30,
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$36,525	35%	$25,882	30%	$10,643	41%
Professional services	27,418	73%	23,026	70%	$4,392	19%
Total cost of revenues	$63,943	45%	$48,908	41%	$15,035	31%

Subscription
Cost of subscription revenues increased by $10.6 million, or 41%, to $36.5 million during the nine months ended June 30, 2021 from $25.9 million for the same period last year. As a percentage of subscription revenues, cost of subscription revenues increased from 30% to 35% during the nine months ended June 30, 2021 primarily due to higher cost from the acquired business. The cost of subscription revenue also included $0.8 million of amortization expense related to the recently acquired intangible assets.

Professional services
Cost of professional services revenues increased by $4.4 million, or 19%, to $27.4 million during the nine months ended June 30, 2021 from $23.0 million for the same period last year. As a percentage of professional services revenue, cost of professional services revenues increased from 70% to 73% primarily due to higher cost from the acquired business.

Operating Expenses

	Nine Months Ended June 30,
	2021	2020	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$32,866	$25,906	$6,960	27%
Sales and marketing	32,111	29,682	2,429	8%
General and administrative	25,052	22,069	2,983	14%
Total operating expenses	$90,029	$77,657	$12,372	16%

Research and Development
Research and development expenses increased by $7.0 million, or 27%, to $32.9 million during the nine months ended June 30, 2021 from $25.9 million for the same period last year. The increase was primarily due to the impact of the acquired business mainly from employee-related costs, outside services, and equipment expense.
Sales and Marketing
Sales and marketing expenses increased by $2.4 million, or 8%, to $32.1 million during the nine months ended June 30, 2021 from $29.7 million for the same period last year. This increase was primarily due to a $3.0 million increase in employee-related costs and a $0.8 million increase in intangible amortization expense related to the acquisition partially offset by a $0.9 million decrease in travel and entertainment expenses, a $0.3 million decrease in marketing programs, a $0.1 million decrease in office expense, and a $0.1 million decrease in outside services.

General and Administrative
General and administrative expenses increased by $3.0 million, or 14%, to $25.1 million during the nine months ended June 30, 2021 from $22.1 million for the same period last year. The increase was primarily driven by $2.5 million of acquisition-related expenses, a $0.5 million increase in facilities expense, a $0.3 million increase in employee-related costs, a $0.3 million increase in equipment expense, a $0.2 million increase in depreciation expense, and a $0.2 million increase in office expenses partially offset by a $0.8 million decrease in outside services and a $0.2 million decrease in travel and entertainment expenses.

Interest and Other Expenses (Income), Net

	Nine Months Ended June 30,
	2021	2020	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense, net	$10,645	$2,951	$7,694	261%
Other expenses (income), net	$175	$(423)	$598	(141)%
Interest expense, net, increased during the nine months ended June 30, 2021 compared to the same period last year and was primarily driven by the interest expense related to the convertible senior notes we issued in May 2020. See Note 8 to the Notes to Condensed Consolidated Financial Statements.

The change in other expenses (income), net, was primarily driven by currency fluctuations.

Provision for Income Taxes

	Nine Months Ended June 30,
	2021	2020	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for income taxes	$840	$510	$330	65%
The income tax provision for the nine months ended June 30, 2021 was primarily related to foreign taxes on our profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the acquisition. The income tax provision for the nine months ended June 30, 2020 was primarily related to foreign taxes on our profitable foreign operations and foreign withholding taxes on dividends partially offset by a discrete tax benefit for a true-up in federal income tax payable.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $153.8 million. Based on our future expectations, including the potential ability to raise cash through additional financing, and historical usage, we believe our current cash and cash equivalents are sufficient to meet our operating needs including principal payments related to our debt for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts, expansion of our business and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock and terms of any debt could impose restrictions on our operations. The sale of additional equity or additional convertible debt securities could result in more dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in, or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Cash Flows

	Nine Months Ended June 30,
	2021	2020
	(in thousands)
Cash flows provided by operating activities	$9,690	$7,222
Cash flows used in investing activities	(58,691)	(190)
Cash flows provided by financing activities	9,214	124,586

Operating Activities
Cash provided by or used in operating activities is primarily influenced by the sales of our products, our personnel-related expenditures, our facility related costs and the amount and timing of customer payments. Our largest source of operating cash inflows is cash collections from our customers from the sale of subscriptions and professional services.
Net cash provided by operating activities during the nine months ended June 30, 2021 was primarily the result of non-cash adjustments of $37.2 million exceeding our net loss of $23.7 million partially offset by net cash outflows of $3.8 million from changes in operating assets and liabilities. Non-cash expenses consisted primarily of stock-based compensation of $21.9 million, amortization of debt discount and issuance costs of $7.3 million, depreciation and amortization of $5.7 million, and amortization of capitalized contract acquisition costs of $2.2 million. The net change in operating assets and liabilities primarily reflects an outflow from the changes in other current and long-term liabilities of $3.1 million, prepaid expenses and other assets of $2.5 million, and accounts receivable of $2.4 million due to timing of billing and cash collections, partially offset by an inflow from the changes in accounts payable of $1.8 million, deferred revenue of $1.5 million caused by the timing of invoicing, and accrued employee compensation of $0.7 million.
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

Investing Activities
Net cash used in investing activities for the nine months ended June 30, 2021 was related to the acquisition and purchases of property and equipment. See Note 5 to the Notes to Condensed Consolidated Financial Statements for more information of the acquisition.
Net cash used in investing activities for the nine months ended June 30, 2020 was related to purchases of property and equipment.

Financing Activities
Net cash provided by financing activities for the nine months ended June 30, 2021 resulted from purchases made under our employee stock purchase plan, stock option exercises and the increase in funds held for customers.
Net cash provided by financing activities for the nine months ended June 30, 2020 was due to the net proceeds from the issuance of our convertible senior notes and proceeds from purchases made under our employee stock purchase plan and the exercises of stock options. With the net proceeds from the issuance of convertible senior notes, we paid in full the term loan from Wells Fargo.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The following tables provide a reconciliation of adjusted EBITDA to net loss (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of Adjusted EBITDA
Net loss	$(7,829)	$(2,380)	$(23,668)	$(10,007)
Adjustments
Stock-based compensation expense	8,940	5,400	21,850	17,232
Depreciation and amortization	2,217	1,350	5,740	4,163
Acquisition-related expense	100	—	2,509	—
Interest expense, net	3,631	1,986	10,645	2,951
Other expenses (income), net	(39)	(168)	175	(423)
Provision for income taxes	352	182	840	510
Adjusted EBITDA	$7,372	$6,370	$18,091	$14,426

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our exposure to market risks from that discussed in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2020.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of June 30, 2021, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events.

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
Risk Factors Summary
Our business is subject to a number of risks and uncertainties, including those risks discussed at-length below. These risks include, among other things, the following:
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
Risks Related to Our Financial Condition
We have incurred losses in the past, and we may not be profitable in the future.
We have incurred net losses of $23.7 million and $10.0 million for the nine months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $249.7 million. Our expenses may increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology industry and integrating the personnel, products, technologies and customers from our acquisition of Deloitte & Touche LLP’s pricing and contracting solutions business. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.
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
The outbreak of the novel coronavirus, COVID-19, has evolved into a global pandemic and public health emergency. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. As the COVID-19 pandemic is complex and rapidly evolving, our business may be negatively affected for a sustained time frame. While our financial results for the quarter ended June 30, 2021 have not been materially impacted by COVID-19, at this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position, and cash flows.
The pandemic may adversely affect our customers’ operations, our employees, and our employee productivity, including in India where a substantial number of our employees are located and which is currently experiencing a significant surge in COVID-19 cases. It may impact the ability of our subcontractors and partners to operate and fulfill their contractual obligations, and result in an increase in costs, delays, or disruptions in performance. In particular, our customers in the life sciences industry may experience disruptions in their business due to the prioritization of COVID-19 treatment in the healthcare community, manufacturing, and supply interruptions or safety concerns. A negative impact on our customers may cause them to request extended payment terms, delayed invoicing, higher discounts, lower renewal amounts, or cancelations. We might also experience delays or changes in customer demand, particularly if customer funding priorities change. Additionally, our employees, in many cases, are working remotely and using various technologies to perform their functions, which may create inefficiencies and reduced productivity, and reduce the effectiveness of our sales team. These effects on our customers, and the direct effect of the virus, including variants thereof, and the disruption on our employees and operations, and the speed and breadth of mass vaccinations for COVID-19 and the efficacy of such vaccines, may negatively impact our revenue, profit margins and liquidity in 2021 and beyond. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital.
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
Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the Court of Justice of the European Union (the “ECJ”) ruled in October 2015 that the US-EU Safe Harbor framework was invalid, and on July 16, 2020, invalidated its successor program the US-EU Privacy Shield as a mechanism for managing personal data transfers between the European Union and the United States (and other countries). While the ECJ upheld the adequacy of EU-specified standard contractual clauses (a form of contract approved by the EU commission as an adequate data transfer mechanism), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances and that their use must be assessed on a case-by-case basis taking into account the surveillance laws and right of individuals in the destination country. The ECJ went on to state that, if the competent supervisory authority believes that the standard contractual clauses cannot be complied with in the recipient country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer unless the data exporter has already done so itself. Further, on June 4, 2021 the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision now in effect as of June 27, 2021. Under the Implementing Decision, we will have until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021, that rely on Standard Contractual Clauses as the data transfer mechanism. To comply with the Implementing Decision and the new Standard Contractual Clauses, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. We rely on a mixture of mechanisms to transfer personal data from our EU business to the U.S. (including having previously relied on US-EU Privacy Shield) and are evaluating what additional mechanisms may be required to establish adequate safeguards for personal data transfer.
Furthermore, federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. For example, California recently enacted legislation, the California Consumer Privacy Act (CCPA), that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt out of certain sales of personal information. The CCPA took effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020. The CCPA has been amended on multiple occasions and additional regulations of the California Attorney General came into effect on August 14, 2020 and were most recently amended on March 15, 2021. However, aspects of the CCPA and its interpretation remain unclear. The effects of the CCPA are significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Moreover, a new privacy law, the California Privacy Rights Act (CPRA) was recently approved by California voters in connection with the election on November 3, 2020. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CCPA requires (and the CPRA will require) covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. The CCPA has also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Two states have recently passed personal information laws: the Colorado Privacy Act, which goes in effect on July 1, 2023; and Virginia’s Consumer Data Protection Act, which goes in effect on January 1, 2023.
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

Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including but not limited to, the European General Data Protection Regulation (GDPR), which imposes additional obligations and risks upon our business. Notably, the U.K. implemented the Data Protection Act, effective May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for how GDPR is applied in the U.K. These developments in the European Union could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. From the beginning of 2021 (when the transitional period following Brexit expired), we have to continue to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the U.K. and the EU remains uncertain, for example how data transfers between the U.K. and the EU and other jurisdictions will be treated and the role of the U.K.’s supervisory authority. The EU has issued a draft adequacy decision for personal information transfers from the EEA to the U.K. on February 19, 2021. Although the European Data Protection Board (EDPB) issued an Opinion generally supportive of the draft adequacy decision, the EDPB urged further assessment of certain issues and continued monitoring of developments in UK law. If this adequacy decision is not passed by the EU, it would require that companies implement protection measures such as the Standard Contractual Clauses for data transfers between the EU and the UK. These changes will lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to make further significant changes in our business operations as regulatory guidance changes, all of which may adversely affect our revenue and our business overall. Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.
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
As mentioned, changing definitions of personal data and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
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
Risks Related to Ownership of Our Convertible Senior Notes
Our outstanding notes are effectively subordinated to our secured debt and any liabilities of our subsidiaries.
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
As of June 30, 2021, we had an aggregate principal amount of $172.5 million of notes outstanding. We may also incur additional indebtedness in the future to meet future financing needs. Our current indebtedness and any future incurrence of additional significant indebtedness could have adverse consequences, including the following:
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
Date: August 9, 2021

MODEL N INC.

By:	/s/ John Ederer
John Ederer
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)