Form 10-K
period 2021-09-30
MODEL N, INC.
filed 2021-11-19
CIK 1118417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange Stock Market on March 31, 2021, was approximately $1.2 billion.
The number of shares of Registrant’s Common Stock outstanding as of November 5, 2021, was 36,062,024.
Portions of the Registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

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

ITEM 1.    Business

Overview
Model N is a leading provider of cloud revenue management solutions for life sciences and high tech companies. Our software helps companies drive mission critical business processes such as pricing, quoting, contracting, regulatory compliance, rebates and incentives. With deep industry expertise, Model N supports the complex business needs of the world’s leading brands in life sciences and high tech including Johnson & Johnson, AstraZeneca, Stryker, Seagate Technology, Broadcom, and Microchip Technology.
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
•Flexible deployment model. We have the capability to deploy our revenue management solutions as SaaS applications, as fully managed and outsourced business services, or in a hybrid model mixing both SaaS and business services across different applications. We believe this flexibility to deliver our solutions to suit customer preferences is a meaningful competitive advantage given the inherent complexity of our customers’ businesses processes and IT environments.
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
Services and Customer Support
We offer a comprehensive set of services to assist our customers through the full lifecycle of new business transformations or upgrades of existing solutions. We help our customers define, implement and support or manage our solutions. We provide implementation services, managed services, business services, and strategic services both on and offshore, as described below.
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
•Business services. Through our acquisition of Deloitte & Touche LLP’s pricing and contracting solutions business in fiscal year 2021, we offer a fully managed and outsourced deployment and consumption model for our core life sciences commercial and regulatory solutions.
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
Customers
As of September 30, 2021, we had approximately 180 customers. For the fiscal year ended September 30, 2021, revenues from our life sciences and high tech customers accounted for approximately 83% and 17% of our total revenues, respectively. Our customers range in size from the largest multi-national corporations to smaller, emerging companies. Our customers represent a range of sub-verticals within the broader life sciences and high tech industries, including biotechnology, pharmaceutical, medical device, generics, semiconductor, electronic component, consumer electronics, and software. During the fiscal year ended September 30, 2021, we did not rely on any single customer for a material portion of our revenue or subscription revenue.
We pursue close, long-term relationships with our customers because we believe strong customer relationships are the key to our success. Many of these relationships date back to our original business model. Customers maintaining on-premise implementations under legacy perpetual license contracts may purchase, at their discretion, maintenance and support services and in some cases managed services on an annual basis. For the last several years, we have been transitioning our business model to software as a service. New customers as well as customers who originally purchased a perpetual license now enter into a software as a service agreement that provides for a subscription to our solutions as well as implementation services.
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
As of September 30, 2021, our research and development team consisted of 293 employees globally.
Competition
The market for revenue management solutions is highly competitive, fragmented and subject to rapid changes in technology. We face competition from spreadsheet-assisted manual processes, internally developed solutions, large integrated systems vendors, providers of business process outsourcing services, horizontal revenue management solutions and smaller companies that offer point solutions. Companies lacking IT resources often resort to spreadsheet-assisted manual processes or personal database applications. Also, some potential customers, particularly large enterprises, may elect to develop their own internal solutions, including custom-built solutions that are designed to support the needs of a single organization. Companies with significant investments in ERP or CRM applications, which do not typically provide revenue management capabilities, may extend these horizontal applications with customizations or point solution applications to address single or a small set of revenue management sub processes or drivers. Common horizontal applications that customers attempt to configure for this purpose in the life sciences and high tech industries include large integrated systems vendors like SAP AG and Oracle Corporation. We also encounter competition from small independent companies such as Vistex, Inc., IntegriChain, iContracts, Inc., EVERSANA, and E2open, LLC which compete based on price, unique product features or functions and custom developments.
We believe we compete based primarily on the following factors:
•industry expertise;
•comprehensiveness of solution;
•flexibility of deployment models;
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
Intellectual Property
We rely upon a combination of copyright, trade secret, trademark and, to a lesser extent, patent laws, and we also rely on contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. As of September 30, 2021, we had seven patent applications pending and 12 issued patents expiring between 2023 and 2038. We have a number of registered and unregistered trademarks. We maintain a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and to control access to our software, documentation and other proprietary information. We also believe that factors resulting from our length of presence in the market and significant research and development investments, such as our deep expertise in life sciences and high tech revenue management practices, the ability of our solutions to handle the complexities of revenue management processes, the technological and creative skills of our personnel, the creation of new features and functionality and frequent enhancements to our solutions are essential to establishing and maintaining our technology leadership position.
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
Human Capital Resources
As of September 30, 2021, we employed 982 people, including 499 in services and customer support, 293 in research and development, 96 in sales and marketing and 94 in a general and administrative capacity. As of such date, we had 546 employees in the United States and 436 employees in international locations. We also engage temporary employees and consultants. None of our employees are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good. We conduct quarterly employee engagement surveys to understand employee sentiment and we use that feedback to build a strong employee experience.

We recognize that attracting, interviewing, motivating, and retaining diverse talent at all levels is vital to continuing our success. By improving employee retention and engagement, we also improve our ability to support Model N’s customers and protect the long-term interests of our stakeholders and stockholders. We invest in our employees through high-quality benefits and various health and wellness initiatives, and offer competitive compensation packages, ensuring fairness in internal compensation practices. We support employee well-being through a wellness strategy that includes extended holiday weekends, an annual company-wide week off and programs to enable better time management and to boost productivity.
To further engage and incentivize our workforce, we offer a wide range of programs and avenues for support, motivation, and professional recognition. We utilize both instructor-led training and online learning to provide custom training courses to ensure our sales and services teams stay up-to-date on our products and service offerings. For our talent pipeline development, we work closely with individual business functions to provide training and hands-on support for managers and leaders, who use our Performance/Potential Matrix to assess talent, identify development opportunities, and discuss succession planning. Our mentor program further supports the development of our talent by pairing less experienced high-potential employees with experienced leaders for one-on-one mentorship and support.
We know that diverse perspectives drive our collective success, and we are committed to an inclusive workplace where every employee is respected, championed, and recognized for their unique contributions. Our commitment to diversity, equity, inclusion, and belonging is reflected in all of our talent practices. Our five Employee Affinity Groups provide a way for employees to connect and build community, and our commitment to 100% pay parity across gender and ethnicity helps ensure our pay practices are equitable. We work closely with the employee volunteers of our Global Diversity Council to continually check in on how we’re progressing in these areas.
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
We have incurred net losses of $29.7 million and $13.7 million for the fiscal years ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $255.8 million. Our expenses may increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology industry and integrating the personnel, products, technologies and customers from our acquisition of Deloitte & Touche LLP’s pricing and contracting solutions business. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

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
A substantial portion of our total revenues in any given period may come from a relatively small number of customers. As of September 30, 2021, we had approximately 180 customers. Although our largest customers typically change from period to period, for the fiscal year ended September 30, 2021, our 15 largest customers accounted for 48% of our total revenues. During the fiscal year ended September 30, 2021, no customer represented more than 10% of our total revenues or more than 10% of our subscription revenues. We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our total revenues for the foreseeable future. The loss of any of our significant customers or groups of customers for any reason, or a change of relationship with any of our key customers may cause a significant decrease in our total revenues.
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
We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock. For example, in connection with our acquisition of Deloitte & Touche LLP’s pricing and contracting solutions business, we paid $57.8 million cash purchase consideration. To fund any future acquisition, we may issue equity, which would result in dilution to our stockholders, or incur more debt, which would result in increased fixed obligations and could subject us to additional covenants or other restrictions that would impede our ability to manage our operations.
The COVID-19 outbreak has had a material impact on the U.S. and global economies and could have a material adverse impact on our employees, suppliers and customers, which could adversely and materially impact our business, financial condition and results of operations.
The outbreak of the novel coronavirus, COVID-19, has evolved into a global pandemic and public health emergency. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. As the COVID-19 pandemic is complex and evolving, our business may be negatively affected for a sustained time frame. While our financial results for the fiscal year ended September 30, 2021 have not been materially impacted by COVID-19, at this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position, and cash flows.
The pandemic may adversely affect our customers’ operations, our employees, and our employee productivity, including in India where a substantial number of our employees are located and which is currently experiencing a significant surge in COVID-19 cases. It may impact the ability of our subcontractors and partners to operate and fulfill their contractual obligations, and result in an increase in costs, delays, or disruptions in performance. In particular, our customers in the life sciences industry may experience disruptions in their business due to the prioritization of COVID-19 treatment in the healthcare community, manufacturing, and supply interruptions or safety concerns. A negative impact on our customers may cause them to request extended payment terms, delayed invoicing, higher discounts, lower renewal amounts, or cancellations. We might also experience delays or changes in customer demand, particularly if customer funding priorities change. Additionally, our employees, in many cases, are working remotely and using various technologies to perform their functions, which may create inefficiencies and reduced productivity, and reduce the effectiveness of our sales team. These effects on our customers, and the direct effect of the virus, including variants thereof, and the disruption on our employees and operations, and the speed and breadth of mass vaccinations for COVID-19 and the efficacy of such vaccines, may negatively impact our revenue, profit margins and liquidity in 2021 and beyond. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital.
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
To provide our managed operations and payments solution and other products and services, we rely on third parties that we do not control, such as financial institution partners, and systems like the Federal Reserve Automated Clearing House, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, settlement of funds, and the provision of information and other elements of our services. For example, we directly or indirectly rely on banking institutions to facilitate payment settlement. If such banking institution should stop providing the underlying services, we must find other financial institutions to provide those services. If we are unable to find a replacement financial institution, we may no longer be able to provide processing services to certain customers, which could negatively affect our operations or cash flows.
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
We have significant international operations, including in emerging markets such as India, and we are continuing to expand our international operations as part of our growth strategy. As of September 30, 2021, approximately 44% of our total employees were located in India, where we conduct a portion of our development activities, implementation services and support services. Our current international operations and our plans to expand our international operations have placed, and will continue to place, a strain on our employees, management systems and other resources.
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
As of September 30, 2021, we had an aggregate principal amount of $172.5 million of notes outstanding. We may also incur additional indebtedness in the future to meet future financing needs. Our current indebtedness and any future incurrence of additional significant indebtedness could have adverse consequences, including the following:
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. For example, our recent acquisition of Deloitte & Touche LLP’s pricing and contracting solutions business may present additional challenges as we integrate their business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, any deficiencies found in the technology systems we use to support our controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we file with the SEC under Section 404 of the Sarbanes-Oxley Act. For example, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.
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
Stockholders
As of November 5, 2021, there were 33 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.
Securities Authorized for Issuance under Equity Compensation Plans
The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2022 (the “Proxy Statement”). See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.
This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer Index. The chart assumes $100 was invested at the close of market on September 30, 2016, in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends.

$400
$350
$300
$250
$200
$150
$100
$50
09/30/16
09/30/17
09/30/18
09/30/19
09/30/20
09/30/21
Model N
NASDAQ Composite Index
NASDAQ Computer Index

	9/30/2016	9/30/2017	9/30/2018	9/30/2019	9/30/2020	9/30/2021
Model N	$100.00	$134.56	$142.66	$249.86	$317.55	$301.53
NASDAQ Composite Index	$100.00	$123.68	$154.82	$155.63	$219.37	$285.75
NASDAQ Computer Index	$100.00	$129.37	$165.99	$174.07	$268.46	$364.69

ITEM 6.    [Reserved]

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
A discussion and analysis regarding our financial condition, results of operations and cash flows for the year ended September 30, 2021 compared to the year ended September 30, 2020 is presented below. A discussion regarding our financial condition, results of operations and cash flows for the year ended September 30, 2020 compared to the year ended September 30, 2019 is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on November 23, 2020.
Overview
We are a leading provider of cloud revenue management solutions for life sciences and high tech companies. Our software and business services help companies drive mission critical business processes such as pricing, quoting, contracting, regulatory compliance, rebates and incentives. With deep industry expertise, Model N supports the complex business needs of the world’s leading brands in life sciences and high tech including Johnson & Johnson, AstraZeneca, Stryker, Seagate Technology, Broadcom, and Microchip Technology.
Model N Revenue Cloud transforms the revenue life cycle into a strategic, end-to-end process aligned across the enterprise. Deployments may vary from specific divisions or territories to enterprise-wide implementations. Customers may purchase and deploy a single cloud product or a full suite.
We derive revenues primarily from the sale of subscriptions to our cloud-based solutions, as well as subscriptions for managed support services including business services, and maintenance and support related to on-premise solutions. We price our solutions based on a number of factors, including revenues under management and number of users. Subscription revenues are recognized ratably over the coverage period. We also derive revenues from selling professional services related to past sales of perpetual licenses and implementation and professional services associated with our cloud-based solutions and related to the solutions provided by our recent acquisition. The actual timing of revenue recognition may vary based on our customers’ implementation requirements and the availability of our services personnel.
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
Our most significant customers in any given period generally vary from period to period due to the timing in the delivery of our professional services and related revenue recognition. During the fiscal years ended September 30, 2021, and 2020, no customer represented more than 10% of our total revenues or more than 10% of our subscription revenues. For the fiscal years ended September 30, 2021, and 2020, approximately 7% and 9% of our total revenues were derived from customers located outside the United States respectively.
For the fiscal years ended September 30, 2021, and 2020, our total revenues were $193.4 million and $161.1 million respectively, representing a year-over-year increase of 20%. Revenue increased in fiscal year 2021 primarily due to the addition of subscription and professional services revenues from business services and increased subscription and professional services revenues from new and existing customers.
COVID-19
The World Health Organization declared the outbreak of COVID-19 a pandemic and the U.S. federal government declared it a national emergency in March 2020. Our financial results for the fiscal year ended September 30, 2021, and 2020 have not been materially impacted by COVID-19. The extent of the impact of COVID-19 on our future operational and financial performance, revenues, and liquidity will depend on certain developments, including the duration and spread of the outbreak, including due to new variants, as well as the impact on our customers, employees, and partners, all of which are uncertain and cannot be predicted. We are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. Many of our customers have implemented similar measures, which may limit our ability to sell or provide professional services to them. Customers may also delay or cancel purchasing decisions or projects in light of uncertainties to their businesses arising from the COVID-19 pandemic. As the majority of our revenue is subscription-based, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.
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
Subscription
Subscription revenues primarily include contractual arrangements with customers accessing our cloud-based solutions. These arrangements, on average, are for committed three-year terms. Included in subscription revenues are revenues associated with managed support services and maintenance and support which generally renew on a one year or three year basis. Managed support services revenue includes supporting, managing and administering our software solutions and providing additional end user support including the support provided by business services. Maintenance and support revenues include post-contract customer support and the right to unspecified software updates and enhancements on a when and if available basis from customers using on-premise solutions. Term-based licenses for current products with the right to use unspecified future versions of the software and maintenance and support during the coverage period are also included in subscription revenues. Subscription revenue is generally recognized ratably over the contractual term of the arrangement beginning on the date our service is made available to the customer. The software-as-a-service (“SaaS”) model is the primary way we sell to our customers in our vertical markets.
Professional Services
Professional services revenues primarily include fees generated from implementation, cloud configuration, on-site support, and other consulting services. Also included in professional services revenues are revenues related to training and customer-reimbursed expenses, as well as services related to software licenses for our on-premise solutions and solutions provided by business services. Professional services revenues are generally recognized as the services are rendered for time and materials contracts or recognized using a proportional performance method as hours are incurred relative to total estimated hours for the engagement for fixed price contracts. The majority of our professional services contracts are on a time and materials basis. The revenue from training and customer-reimbursed expenses is recognized as we deliver these services.
Cost of Revenues
Subscription
Cost of subscription revenues includes costs related to our cloud-based solutions, managed support services and support provided by business services, and maintenance and support for our on-premise solutions. Cost of subscription revenues primarily consists of personnel-related costs including salary, bonus, and stock-based compensation as well as costs for royalties, facilities expense, amortization, depreciation, third-party contractors and cloud infrastructure costs.
Professional Services
Cost of professional services revenues includes costs related to the set-up of our cloud-based solutions, services for on-premise and business services solutions, training and customer-reimbursed expenses. Cost of professional services revenues primarily consists of personnel-related costs including salary, bonus, and stock-based compensation as well as costs for third-party contractors and other expenses. Cost of professional services revenues may vary from period to period depending on a number of factors, including the amount of implementation services required to deploy our solutions and the level of involvement of third-party contractors providing implementation services.
Operating Expenses
Research and Development
Our research and development expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation, and costs related to third-party contractors. Our software development costs are generally expensed as incurred. We capitalize certain development costs incurred in connection with the cloud-based software platform for internal use.

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
Results of Operations
The following tables set forth our consolidated results of operations for fiscal years ended September 30, 2021, and 2020 and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Years Ended September 30,
	2021	2020
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Subscription	$142,448	$116,184
Professional services	50,997	44,872
Total revenues	193,445	161,056
Cost of Revenues:
Subscription	49,933	34,461
Professional services	36,715	31,035
Total cost of revenues	86,648	65,496
Gross profit	106,797	95,560
Operating Expenses:
Research and development	44,661	34,361
Sales and marketing	43,239	38,979
General and administrative	33,311	28,826
Total operating expenses	121,211	102,166
Loss from operations	(14,414)	(6,606)
Interest expense, net	14,344	6,322
Other expenses (income), net	210	(76)
Loss before income taxes	(28,968)	(12,852)
Provision for income taxes	769	812
Net loss	$(29,737)	$(13,664)

Comparison of the Fiscal Years Ended September 30, 2021 and 2020
Revenues

	Fiscal Years Ended September 30,
	2021		2020
		% of		% of
	Amount	Total Revenues	Amount	Total Revenues	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Subscription	$142,448	74%	116,184	72%	$26,264	23%
Professional services	50,997	26%	44,872	28%	6,125	14%
Total revenues	$193,445	100%	$161,056	100%	$32,389	20%

Subscription
Subscription revenues increased by $26.3 million, or 23%, to $142.4 million for the fiscal year ended September 30, 2021, from $116.2 million for the fiscal year ended September 30, 2020. As a percentage of total revenues, subscription revenues increased from 72% to 74%. The increase in our subscription revenues was due primarily to the contribution from business services, a large transaction with one customer during the first fiscal quarter of 2021, and an increased number of customer contracts. We intend to continue to focus on growing our recurring revenue from SaaS subscriptions in future periods.
Professional Services
Professional services revenue increased by $6.1 million, or 14%, to $51.0 million for the fiscal year ended September 30, 2021, from $44.9 million for the fiscal year ended September 30, 2020. The increase in our professional services revenues was caused by the increase in delivery activities experienced during fiscal year 2021 and the contribution from business services. As a percentage of total revenues, professional services revenue decreased from 28% to 26%. The decrease in our professional services revenue as a percentage of total revenue is primarily driven by the change in business model as we continue to move towards cloud-based solutions.
Cost of Revenues

	Fiscal Years Ended September 30,
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues	$ Change	% Change
	(in thousands, except percentages)
Cost of revenues
Subscription	$49,933	35%	$34,461	30%	$15,472	45%
Professional services	36,715	72%	$31,035	69%	5,680	18%
Total cost of revenues	$86,648	45%	$65,496	41%	21,152	32%
Gross profit
Subscription	$92,515	65%	$81,723	70%	$10,792	13%
Professional services	14,282	28%	$13,837	31%	445	3%
Total gross profit	$106,797	55%	$95,560	59%	$11,237	12%
Subscription
Cost of subscription revenues increased by $15.5 million, or 45%, to $49.9 million during the fiscal year ended September 30, 2021, from $34.5 million for the fiscal year ended September 30, 2020. As a percentage of subscription revenues, cost of subscription revenues increased from 30% in fiscal year 2020 to 35% in fiscal year 2021 primarily due to higher costs from business services. The cost of subscription revenue also included $1.3 million of amortization expense related to the recently acquired intangible assets.
Professional Services
Cost of professional services revenues increased by $5.7 million, or 18%, to $36.7 million during the fiscal year ended September 30, 2021, from $31.0 million for the fiscal year ended September 30, 2020. As a percentage of professional services revenue, cost of professional services revenues increased from 69% to 72% primarily due to higher costs from business services.
Operating Expenses

	Fiscal Years Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$44,661	$34,361	$10,300	30%
Sales and marketing	43,239	38,979	4,260	11%
General and administrative	33,311	28,826	4,485	16%
Total operating expenses	$121,211	$102,166	$19,045	19%

Research and Development
Research and development expenses increased by $10.3 million, or 30%, to $44.7 million during the fiscal year ended September 30, 2021, from $34.4 million for the fiscal year ended September 30, 2020. The increase was primarily due to the impact of business services mainly from employee-related costs, outside services, and equipment expense.
Sales and Marketing
Sales and marketing expenses increased by $4.3 million, or 11%, to $43.2 million during the fiscal year ended September 30, 2021, from $39.0 million for the fiscal year ended September 30, 2020. This increase was primarily due to a $3.9 million increase in employee-related costs, a $1.2 million increase in intangible amortization expense related to the acquisition, and a $0.1 million increase in marketing programs partially offset by a $0.9 million decrease in travel and entertainment expenses.
General and Administrative
General and administrative expenses increased by $4.5 million, or 16%, to $33.3 million during the fiscal year ended September 30, 2021, from $28.8 million for the fiscal year ended September 30, 2020. The increase was primarily driven by $2.5 million of acquisition-related expenses, a $1.2 million increase in employee-related costs, a $1.0 million increase in facilities expense, a $0.5 million increase in equipment expense, a $0.3 million increase in depreciation expense, and a $0.3 million increase in office expenses partially offset by a $1.1 million decrease in outside services and a $0.2 million decrease in travel and entertainment expenses.
Interest and Other (Income) Expense, Net

	Fiscal Years Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Interest expense, net	$14,344	6,322	$8,022	127%
Other (income) expenses, net	$210	(76)	$286	(376)%
Interest expense, net, increased by $8.0 million to $14.3 million during the fiscal year ended September 30, 2021, from $6.3 million during the fiscal year ended September 30, 2020. The increase was primarily driven by the interest expense related to the convertible senior notes we issued in May 2020. See “Note 10. Convertible Senior Notes” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
The change in other (income) expense, net was primarily due to currency fluctuations.
Provision for Income Taxes

	Fiscal Years Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Provision for income taxes	$769	$812	$(43)	(5)%
The income tax provision for fiscal year 2021 was primarily related to foreign taxes on our profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the acquisition. The income tax provision for fiscal year 2020 was primarily related to foreign taxes on our profitable foreign operations and foreign withholding taxes on dividends partially offset by a discrete tax benefit for a true-up in federal income tax payable.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents. As of September 30, 2021, we had cash and cash equivalents of $165.5 million.
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
In May 2020, we issued $172.5 million aggregate principal amount of 2.625% convertible senior notes (the “Notes”). The Notes mature on June 1, 2025 unless repurchased, redeemed or converted in accordance with their terms prior to such date. The net proceeds from the issuance of the Notes was $166.4 million, net of initial purchasers’ discounts. We used $40.0 million of the net proceeds to repay in full the debt outstanding under, and terminated the credit agreement dated May 4, 2018, as amended, by and among us, Wells Fargo, as administrative agent, and the lenders party thereto. Refer to Note 10 in the notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Cash Flows

	Fiscal Years Ended September 30,
	2021	2020
	(in thousands)
Cash flows provided by operating activities	$19,590	$14,406
Cash flows used in investing activities	(58,904)	(579)
Cash flows provided by financing activities	4,623	125,893
Operating Activities
Net cash provided by operating activities during the fiscal year ended September 30, 2021 was primarily the result of non-cash adjustments of $51.0 million exceeding our net loss of $29.7 million partially offset by net cash outflows of $1.7 million from changes in operating assets and liabilities. Non-cash expenses consisting primarily of stock-based compensation of $30.0 million, amortization of debt discount and issuance costs of $9.9 million, depreciation and amortization of $8.0 million, and amortization of capitalized contract acquisition costs of $3.1 million. The net change in operating assets and liabilities primarily reflects an outflow from the changes in prepaid expenses and other assets of $4.2 million, accounts receivable of $3.5 million due to timing of billing and cash collections, and other current and long-term liabilities of $2.0 million, partially offset by an inflow from the changes in deferred revenue of $4.5 million caused by the timing of amounts invoiced and revenue recognized, accrued employee compensation of $1.9 million, and accounts payable of $1.7 million due to timing of vendor invoices and payments.
Net cash provided by operating activities during the fiscal year ended September 30, 2020, was primarily the result of non-cash adjustments of $34.6 million exceeding our net loss of $13.7 million partially offset by net cash outflows of $6.5 million from changes in operating assets and liabilities. Non-cash expenses consisting primarily of stock-based compensation of $22.5 million, depreciation and amortization of $5.5 million, amortization of debt discount and issuance costs of $3.4 million, and amortization of capitalized contract acquisition costs of $2.5 million. The net change in operating assets and liabilities primarily reflects an outflow from the changes in accounts receivable of $8.8 million due to timing of billing and cash collections, prepaid expenses and other assets of $3.1 million, and other current and long-term liabilities of $2.4 million, partially offset by an inflow from the changes in deferred revenue of $6.4 million caused by the timing of amounts invoiced and revenue recognized, accrued employee compensation of $0.9 million, and accounts payable of $0.5 million due to timing of vendor invoices and payments.
Investing Activities
Net cash used in investing activities for fiscal year ended September 30, 2021, consisted of $57.8 million used in connection with the acquisition and $1.1 million for purchases of property and equipment. See Note 6 in the notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information of the acquisition.
Net cash used in investing activities for fiscal year ended September 30, 2020, was primarily due to purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the fiscal year ended September 30, 2021, resulted from $4.3 million proceeds from purchases made under our employee stock purchase plan and the exercise of stock options and $0.3 million increase in funds held for customers.

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
Revenue recognition under ASC Topic 606
We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We apply the five step framework to recognize revenue as described in our revenue recognition policy included in Note 2 in the notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
We derive revenues from the sale of subscriptions to our cloud-based solutions, subscriptions for managed support services and maintenance and support, term based licenses, and implementation and other professional services.
We use estimates and assumptions requiring significant judgment under our revenue policy in accordance with ASC Topic 606. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its standalone selling price (“SSP”) in relation to the total fair value of all performance obligations in the arrangement. SSP is estimated for each distinct performance obligation. Some of our performance obligations, such as support and training services, have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, we determine SSP using information that includes market conditions and other observable inputs such as customer type and geography. We evaluate the SSP for our performance obligations on a quarterly basis.
The majority of our contracts contain multiple performance obligations, such as when cloud-based solutions are sold with implementation services or training services. As customers enter into a subscription agreement for cloud-based solutions to migrate from an on-premise application, an allocation of the transaction price to each performance obligation is required. Additionally, contract modifications for services and products that are distinct but are not priced commensurate with their SSP or are not distinct from performance obligations under the existing contract may affect the initial transaction price or the allocation of the transaction price to the performance obligations in the contract.
Convertible Senior Notes
In May 2020, we issued $172.5 million aggregate principal amount of 2.625% convertible senior notes. We separate our convertible senior notes (the “Notes”) into liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. We estimated the discount rate used in measuring the fair value of a similar debt instrument that does not have an associated convertible feature. Because the estimate is uncertain, the actual result may differ from the estimate made. The carrying amount of the equity component representing the conversion option is determined by deducting the fair value of the liability component from the principal amount of the Notes. The excess of the principal amount of the Notes over the carrying amount of the liability component (“debt discount”) is amortized to interest expense at an effective interest rate over the contractual terms of the Notes. The equity component is recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. We allocate the issuance costs to the liability and equity components of the Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component are amortized to interest expense using the effective interest method over the contractual terms of the Notes. Issuance costs attributable to the equity component are netted with the equity component in stockholders’ equity.

Stock-based compensation
We recognize compensation expense for restricted stock units, employee stock purchase plan (“ESPP”), and performance based restricted stock units. We use the Black-Scholes-Merton valuation model to estimate the fair value of ESPP shares. Black-Scholes-Merton valuation model requires the input of subjective assumptions including expected stock price volatility over the expected term. The fair value of restricted stock units and performance based restricted stock units with vesting conditions based on pre-established performance goals of the Company is determined based on the intrinsic value of the award on the grant date. For performance share unit grants with market condition performance criteria, we use a Monte Carlo simulation model to determine their fair value on the grant date. The fair value of these grants with a market condition is recognized using the graded-vesting attribution method over the requisite service period. The Monte-Carlo simulation model takes into account the same input assumptions as the Black-Scholes-Merton model; however, it also further incorporates into the fair value determination the possibility that the performance criteria may not be satisfied. The estimation of the possibility that the performance criteria may not be satisfied is inherently uncertain.
Changes in the estimates used to determine the fair value of share-based equity compensation instruments could result in changes to our stock-based compensation expense. We have not made any material changes to our assumptions and estimates related to our stock-based compensation during the periods presented.
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
On December 31, 2020, we acquired certain assets, properties and rights and certain liabilities and obligations from Deloitte & Touche LLP’s pricing and contracting solutions business. We used significant estimates and assumptions in estimating the fair value of the intangible assets acquired such as customer attrition rate, obsolescence rate, and discount rate, We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we used for the purchase price allocations and the fair value of assets acquired and liabilities assumed.

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
We apply judgment in determining our uncertain tax positions. We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We classify the liability for unrecognized tax benefits as current to the extent that our anticipated payment or receipt of cash is within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.
Recent Accounting Pronouncements
See “Note 2. Summary of Significant Accounting Policies and Estimates” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for a full description of recent accounting pronouncements including the respective expected dates of adoption and estimated effects, if any, on our Consolidated Financial Statements.
Non-GAAP Financial Measure
Adjusted EBITDA
Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We define adjusted EBITDA as net loss before items discussed below, including: stock-based compensation expense, depreciation and amortization, acquisition related expense, interest expense, net, other expenses (income), net, and provision for (benefit from) income taxes. We believe adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. We also use this measure internally to establish budgets and operational goals to manage our business and evaluate our performance.
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

	Fiscal Years Ended September 30,
	2021	2020
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(29,737)	$(13,664)
Adjustments:
Stock-based compensation expense	29,963	22,500
Depreciation and amortization	7,972	5,498
Acquisition-related expense	2,509	—
Interest expense, net	14,344	6,322
Other expenses (income), net	210	(76)
Provision for income taxes	769	812
Adjusted EBITDA	$26,030	$21,392

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
In the first quarter of 2019, we initiated a hedging program with respect to foreign currency risk.  During fiscal year September 30, 2021, the effect of a hypothetical 10% change in foreign currency exchange rates to which we have exposure, after considering foreign currency hedges, would have had an impact of approximately $0.6 million on our net loss. As our international operations grow, we will continue to reassess our approach to managing our risk relating to fluctuations in currency rates.

Item 8.    Financial Statements and Supplementary Data
MODEL N, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Model N, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Model N, Inc. and its subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended September 30, 2021 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal 2020 and the manner in which it accounts for revenue from contracts with customers in fiscal 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition - Identifying and Evaluating Terms and Conditions in Contracts

As described in Note 2 to the consolidated financial statements, the Company applies the five step revenue recognition framework to recognize revenue from contracts with customers. Management applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. The Company has $193 million of total revenue for the year ended September 30, 2021 generated from contracts with customers.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the identification and evaluation of terms and conditions in contracts is a critical audit matter are the significant judgment by management when identifying and evaluating terms and conditions in contracts that impact revenue recognition, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate whether terms and conditions in contracts were appropriately identified and evaluated by management.

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

Acquisition of Pricing and Contracting Solutions Business - Valuation of Customer Relationships and Developed Technology Intangible Assets

As described in Note 6 to the consolidated financial statements, on December 31, 2020, the Company acquired certain assets, properties and rights and certain liabilities and obligations from Deloitte & Touche LLP’s pricing and contracting solutions (“PaCS”) business for a contractual purchase price of $60 million subject to net working capital adjustments, which resulted in approximately $15.5 million of customer relationships and $10.2 million of developed technology intangible assets being recorded. Fair value of the customer relationships was estimated using a multi-period excess earnings valuation method and fair value of the developed technology was estimated using a relief from royalty valuation method. Management applied significant judgment in estimating the fair value of the customer relationships and developed technology intangible assets, which involved the use of significant assumptions with respect to subscription revenue growth rates, research and development (“R&D”) expenses as percentage of revenue, discount rate, subscription gross margins and customer attrition rate used in the valuation of the customer relationships intangible asset, and royalty rate, obsolescence rate and discount rate used in the valuation of the developed technology intangible asset.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships and developed technology intangible assets arising from the acquisition of the PaCS business is a critical audit matter are the significant judgment by management when developing the fair value estimate of the customer relationship and developed technology intangible assets, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to subscription revenue growth rates, R&D expenses as percentage of revenue, the discount rate, subscription gross margins, and the customer attrition rate used in the valuation of customer relationships and, the royalty rate, obsolescence rate and discount rate assumptions used in the valuation of developed technology. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing of the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships and developed technology intangible assets and controls over the development of significant assumptions related to subscription revenue growth rates, R&D expenses as percentage of revenue, discount rates, subscription gross margins, customer attrition rate, royalty rate and obsolescence rate. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for estimating the fair value of the customer relationships and developed technology intangible assets. Testing management’s process included (i) evaluating the appropriateness of the valuation methods, (ii) testing the completeness and accuracy of data provided by management, and (iii) evaluating the reasonableness of significant assumptions related to the subscription revenue growth rates, R&D expenses as percentage of revenue, discount rate, subscription gross margins and customer attrition rate used in the valuation of customer relationships and the royalty rate, obsolescence rate and discount rate used in the valuation of developed technology. Evaluating the reasonableness of the subscription revenue growth rates, R&D expenses as a percentage of revenue, subscription gross margins and customer attrition rate used in the valuation of the customer relationships and the obsolescence rate used in the valuation of the developed technology involved considering (i) the past performance of the acquired business, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation methods and in the evaluation of the customer attrition rate and discount rate used in the valuation of customer relationships intangible asset, and royalty rate, obsolescence rate and discount rate used in the valuation of developed technology intangible asset.

/s/ PricewaterhouseCoopers LLP
San Jose, California
November 19, 2021

We have served as the Company’s auditor since 2007.

MODEL N, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	As of September 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$165,467	$200,491
Funds held for customers	316	—
Accounts receivable, net of allowance for doubtful accounts of $225 and $47 as of September 30, 2021, and 2020, respectively	43,185	35,796
Prepaid expenses	4,920	2,797
Other current assets	8,442	7,314
Total current assets	222,330	246,398
Property and equipment, net	1,907	1,034
Operating lease right-of-use assets	20,565	3,332
Goodwill	65,665	39,283
Intangible assets, net	45,394	24,380
Other assets	7,929	5,863
Total assets	363,790	320,290
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,802	$3,009
Customer funds payable	316	—
Accrued employee compensation	24,662	17,056
Accrued liabilities	4,719	5,237
Operating lease liabilities, current portion	4,529	1,460
Deferred revenue, current portion	57,431	50,904
Total current liabilities	96,459	77,666
Long-term debt	124,301	114,438
Operating lease liabilities, less current portion	17,229	2,067
Other long-term liabilities	2,283	1,448
Total liabilities	240,272	195,619
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 36,059 and 34,821 shares issued and outstanding at September 30, 2021 and September 30, 2020, respectively	5	5
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	380,528	351,952
Accumulated other comprehensive loss	(1,205)	(1,213)
Accumulated deficit	(255,810)	(226,073)
Total stockholders’ equity	123,518	124,671
Total liabilities and stockholders’ equity	$363,790	$320,290
The accompanying notes are an integral part of these Consolidated Financial Statements.

MODEL N, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Years Ended September 30,
	2021	2020	2019
Revenues:
Subscription	$142,448	$116,184	$105,219
Professional services	50,997	44,872	36,016
Total revenues	193,445	161,056	141,235
Cost of revenues:
Subscription	49,933	34,461	35,218
Professional services	36,715	31,035	30,912
Total cost of revenues	86,648	65,496	66,130
Gross profit	106,797	95,560	75,105
Operating expenses:
Research and development	44,661	34,361	30,009
Sales and marketing	43,239	38,979	32,894
General and administrative	33,311	28,826	27,213
Total operating expenses	121,211	102,166	90,116
Loss from operations	(14,414)	(6,606)	(15,011)
Interest expense, net	14,344	6,322	2,933
Other expenses (income), net	210	(76)	319
Loss before income taxes	(28,968)	(12,852)	(18,263)
Provision for income taxes	769	812	1,030
Net loss	$(29,737)	$(13,664)	$(19,293)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.84)	$(0.40)	$(0.60)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	35,461	34,008	32,232
The accompanying notes are an integral part of these Consolidated Financial Statements.

MODEL N, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Fiscal Years Ended September 30,
	2021	2020	2019
Net loss	$(29,737)	$(13,664)	$(19,293)
Other comprehensive income (loss), net:
Unrealized gain on cash flow hedges	38	33	5
Foreign currency translation gain (loss)	(30)	(77)	111
Total comprehensive loss	$(29,729)	$(13,708)	$(19,177)
The accompanying notes are an integral part of these Consolidated Financial Statements.

MODEL N, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at September 30, 2018	31,444	$5	$244,814	$(1,285)	$(203,500)	$40,034
Adoption of ASC 606	—	—	—	—	10,384	10,384
Issuance of common stock upon exercise of stock options	120	—	822	—	—	822
Issuance of common stock upon release of restricted stock units	1,213	—	—	—	—	—
Issuance of common stock under stock purchase plans	218	—	3,048	—	—	3,048
Stock-based compensation	—	—	17,611	—	—	17,611
Other comprehensive income	—	—	—	116	—	116
Net loss	—	—	—	—	(19,293)	(19,293)
Balance at September 30, 2019	32,995	$5	$266,295	$(1,169)	$(212,409)	$52,722
Issuance of common stock upon exercise of stock options	65	—	503	—	—	503
Issuance of common stock upon release of restricted stock units	1,613	—	—	—	—	—
Issuance of common stock under stock purchase plans	148	—	3,731	—	—	3,731
Stock-based compensation (1)	—	—	26,196	—	—	26,196
Equity component of convertible senior notes, net of issuance costs	—	—	55,227	—	—	55,227
Other comprehensive loss	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	(13,664)	(13,664)
Balance at September 30, 2020	34,821	$5	$351,952	$(1,213)	$(226,073)	$124,671
Issuance of common stock upon exercise of stock options	9	—	73	—	—	73
Issuance of common stock upon release of restricted stock units	1,091	—	—	—	—	—
Issuance of common stock under stock purchase plans	138	—	4,234	—	—	4,234
Stock-based compensation	—	—	24,269	—	—	24,269
Other comprehensive income	—	—	—	8	—	8
Net loss	—	—	—	—	(29,737)	(29,737)
Balance at September 30, 2021	36,059	$5	$380,528	$(1,205)	$(255,810)	$123,518
(1) For the year ended September 30, 2020, the additional paid-in capital included $3.7 million related to restricted stock unit grants for the portion of the bonus recorded as stock-based compensation for the year ended September 30, 2019.
The accompanying notes are an integral part of these Consolidated Financial Statements.

MODEL N, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Years Ended September 30,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(29,737)	$(13,664)	$(19,293)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	7,972	5,498	6,790
Stock-based compensation	29,963	22,500	21,340
Amortization of debt discount and issuance costs	9,863	3,405	579
Deferred income taxes	95	389	176
Amortization of capitalized contract acquisition costs	3,114	2,459	1,781
Loss on early extinguishment of debt	—	319	—
Other non-cash charges	10	(4)	(121)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(3,542)	(8,836)	860
Prepaid expenses and other assets	(4,224)	(3,091)	(5,158)
Accounts payable	1,695	544	692
Accrued employee compensation	1,933	927	2,015
Other accrued and long-term liabilities	(2,003)	(2,433)	240
Deferred revenue	4,451	6,393	549
Net cash provided by operating activities	19,590	14,406	10,450
Cash flows from investing activities:
Purchases of property and equipment	(1,055)	(579)	(280)
Acquisition of business	(57,849)	—	—
Net cash used in investing activities	(58,904)	(579)	(280)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of employee stock purchase plan	4,307	4,234	3,870
Proceeds from issuance of convertible senior notes, net of issuance costs	—	166,409	—
Principal payments on loan	—	(44,750)	(10,000)
Net changes in customer funds payable	316	—	—
Net cash provided by (used in) financing activities	4,623	125,893	(6,130)
Effect of exchange rate changes on cash and cash equivalents	(17)	(9)	36
Net increase (decrease) in cash and cash equivalents	(34,708)	139,711	4,076
Cash and cash equivalents
Beginning of period	200,491	60,780	56,704
End of period	$165,783	$200,491	$60,780

Supplemental Disclosure of Cash Flow Data:
Cash paid for income taxes	$936	$488	$993
Cash paid for interest	4,641	1,433	3,225
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
Fiscal Year
The Company’s fiscal year ends on September 30. References to fiscal year 2021, for example, refer to the fiscal year ended September 30, 2021.
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
The Company enters into contracts with customers that can include various combinations of products and services which are generally distinct and accounted for as separate performance obligations. As a result, the contracts may contain multiple performance obligations. The Company determines whether the products and services are distinct based on whether the customer can benefit from the product or service on its own or together with other resources that are readily available and whether the Company’s commitment to transfer the product or service to the customer is separately identifiable from other obligations in the contract. The Company generally considers its cloud-based subscription offerings, managed service support,

MODEL N, INC.
Notes to Consolidated Financial Statements

maintenance and support on license arrangements, professional services and training to be distinct performance obligations. Term-based licenses generally have two performance obligations: software licenses and software maintenance.
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
Subscription revenue related to cloud-based solutions, managed service and support, and maintenance and support revenues are generally recognized ratably over the contractual term of the arrangement beginning on the date that our service is made available to the customer. These arrangements, in general, are for committed one to three-year terms. For term-based license contracts, the transaction price allocated to the software element is recognized when it is made available to the customer. The transaction price allocated to the related support and updates is recognized ratably over the contract term. Term-based license arrangements may include termination rights that limit the term of the arrangement to a month, quarter or year.
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

MODEL N, INC.
Notes to Consolidated Financial Statements

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
The following customers comprised 10% or more of the Company’s accounts receivable as of September 30, 2021, and 2020:

	As of September 30,
Accounts Receivable	2021	2020
Company A	13%	12%
Company B	less than 10%	12%

MODEL N, INC.
Notes to Consolidated Financial Statements

No customer represented more than 10% of the Company’s total revenues for the fiscal years ended September 30, 2021, 2020, and 2019.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of this allowance for doubtful accounts by considering historical experience, the age of the accounts receivable balances, the credit quality of the customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect customers’ ability to pay to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified.
Revenue that has been recognized, but for which the Company has not invoiced the customer, amounting to $6.0 million and $2.0 million is recorded as unbilled receivables and is included in accounts receivables in the Consolidated Balance Sheets as of September 30, 2021, and 2020, respectively. Invoices that have been issued before revenue has been recognized are recorded as deferred revenue in the Consolidated Balance Sheets.
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
Leases
The Company adopted ASC Topic 842, Leases, on October 1, 2019, using the alternative modified transition method.
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

MODEL N, INC.
Notes to Consolidated Financial Statements

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
Goodwill and Intangible Assets
The Company records goodwill when consideration paid in an acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company conducted the annual impairment test of goodwill as of September 30, 2021, and 2020. For purposes of goodwill impairment testing, the Company has one reporting unit. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. When performing the goodwill impairment test, the Company compares the fair value of the single reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the fair value with goodwill written down accordingly. There have been no goodwill impairments during the periods presented.
Intangible assets, consisting of developed technology, customer relationships, non-compete agreements, and trade name are stated at cost less accumulated amortization. All intangible assets have been determined to have finite lives and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from three to fifteen years. Amortization expense related to developed technology is included in cost of subscription revenue while amortization expense related to customer relationships, non-compete agreements, and trade name is included in sales and marketing expenses.
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
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred. The Company incurred $0.3 million, $0.2 million, and $0.2 million in advertising and promotions costs during the fiscal years ended September 30, 2021, 2020, and 2019, respectively.
Employee Benefit Plan
The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code (IRC). Under the 401(k) Plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. The Company contributed approximately $0.8 million, $0.6 million, and $0.6 million for the years ended September 30, 2021, 2020, and 2019, respectively.
Stock-Based Compensation
Stock-based compensation expense for all share-based payment awards granted to the employees and directors is measured and recognized based on the fair value of the awards on the grant date. The fair value is recognized as expense, net of estimated forfeitures on a ratable basis, over the requisite service period, which is generally the vesting period of the respective award. The Company uses the Black-Scholes-Merton valuation model to estimate the fair value of stock purchase right granted under the employee stock purchase plan (“ESPP”). The Black-Scholes-Merton valuation model requires the use of subjective assumptions including the expected stock price volatility over the expected term, risk-free interest rates, and expected dividends. The fair value of RSUs is determined based on the closing quoted price of the Company’s common stock on the grant date. The Company periodically estimates the portion of awards which will ultimately vest based on its historical forfeiture experience. These estimates are adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from the prior estimates.
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

MODEL N, INC.
Notes to Consolidated Financial Statements

determination is made. Similarly, if the Company subsequently realizes deferred income tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made.
As of September 30, 2021, and 2020, the Company had gross deferred income tax assets, related primarily to net operating loss (“NOL”) carry forwards, stock compensation, accruals and reserves that are not currently deductible, depreciation and amortization, and research and development tax credits of $107.6 million and $96.9 million, respectively, which have been fully offset by valuation allowance and deferred tax liabilities. Utilization of these net loss carry forwards is subject to the limitations of IRC Section 382 (“Section 382 Limitations”). A Section 382 study was performed in fiscal year 2013 and subsequent Section 382 analyses have been performed. It is determined that there are no material limitations of IRC Section 382. However, in the future, some portion or all of these carry forwards may not be available to offset any future taxable income.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, Intangibles (Topic 350), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard also requires customers to amortize the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. ASU 2018-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance prospectively in the first quarter of fiscal year 2021 and it did not have a material impact on the Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. ASU 2016-13 requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company adopted this guidance in the first quarter of fiscal year 2021 and it did not have a material impact on the Consolidated Financial Statements.
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
Disaggregation of Revenues
See Note 15, Geographic Information, for information on revenue by geography.
Customer Contract Balances
The following table reflects balances related to contracts with customers (in thousands):

	As of September 30,
	2021	2020
Accounts receivable, net	$43,185	$35,796
Contract asset	$4,891	$4,482
Deferred revenue	$57,796	$51,786
Capitalized contract acquisition costs	$9,539	$7,506
Accounts Receivable
Accounts receivable represents our right to consideration that is unconditional, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of accounts receivable amounts. The additions, write-offs and deductions to the allowance for doubtful accounts were immaterial for the fiscal years ended September 30, 2021, 2020, and 2019.
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
The non-current portion of deferred revenue is included in other long-term liabilities in the Consolidated Balance Sheets. During the year ended September 30, 2021, the Company recognized $50.9 million of revenue that was included in the deferred revenue balance at the beginning of the period.
Capitalized Contract Acquisition Costs
As of September 30, 2021, the current and non-current portions of capitalized contract acquisition costs were $3.3 million and $6.3 million, respectively. The Company amortized $3.1 million. $2.5 million, and $1.8 million of contract acquisition costs during the years ended September 30, 2021, 2020, and 2019, respectively. For the years ended September 30, 2021, 2020, and 2019, there was no impairment related to capitalized contract acquisition costs.
Customer Deposits
Customer deposits primarily relate to payments received from customers which could be refundable pursuant to the terms of the arrangement. These amounts are included in accrued liabilities on the Consolidated Balance Sheets. The customer deposits amount was immaterial as of September 30, 2021, and 2020.

MODEL N, INC.
Notes to Consolidated Financial Statements

Standard payment terms to customers generally range from thirty to ninety days; however, payment terms and conditions in the customer contracts may vary. In some cases, customers prepay for subscription and services in advance of the delivery; in other cases, payment is due as services are performed or in arrears following the delivery.
Remaining Performance Obligations
Remaining performance obligations represent non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2021, the aggregate amount of the transaction price allocated to performance obligations either unsatisfied or partially unsatisfied was $220.7 million, 49% of which the Company expects to recognize as revenue over the next 12 months and the remainder thereafter.
Note 4. Leases
The Company leases facilities under noncancelable operating leases with lease terms between three years and 11 years. Certain leases include options to extend or terminate the lease. The Company factored into the determination of lease payments the options that it is reasonably certain to exercise.
Operating lease costs were $4.6 million and $3.2 million for the years ended September 30, 2021, and 2020, respectively. Short-term lease costs, variable lease costs, and sublease income were immaterial for the years ended September 30, 2021, and 2020. Rent expenses recognized prior to the adoption of Topic 842 were $3.2 million during the year ended September 30, 2019.
Cash flow information related to operating leases is as follows (in thousands):

	Fiscal Years Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2,789	$3,545
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$20,593	$(375)
Operating lease ROU assets obtained in exchange for new operating lease liabilities during the year ended September 30, 2021 are primarily related to the Company’s headquarters lease and the lease for new office space in India that commenced during the period. The Company early terminated certain leases during the year ended September 30, 2020 which resulted in a reduction of ROU assets and operating lease liabilities of $1.0 million.
The weighted-average remaining lease terms were 4.5 years and 4.0 years as of September 30, 2021, and 2020, respectively. The weighted-average discount rates were 2.9% and 5.5% as of September 30, 2021, and 2020, respectively.
Maturities of operating lease liabilities as of September 30, 2021 are as follows (in thousands):

Fiscal Year
2022	$5,077
2023	5,186
2024	5,037
2025	4,679
2026	2,669
2027 and thereafter	575
Total operating lease payments	23,223
Less imputed interest	1,465
Total operating lease liabilities	$21,758

MODEL N, INC.
Notes to Consolidated Financial Statements

Note 5. Financial Instruments
The table below sets forth the Company’s cash equivalents as of September 30, 2021, and 2020, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement. The Company had no liabilities measured at fair value on a recurring basis.

					Reported as:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
As of September 30, 2021
Level 1:
Money market funds	$40,755	$—	$—	$40,755	$40,755
US Treasury securities	84,997	—	—	84,997	84,997
Total	$125,752	$—	$—	$125,752	$125,752

As of September 30, 2020
Level 1:
Money market funds	$31,915	$—	$—	$31,915	$31,915
US Treasury securities	149,982	—	—	149,982	149,982
Total	$181,897	$—	$—	$181,897	$181,897

The Company’s financial instruments not measured at fair value on a recurring basis include cash, funds held for customers, accounts receivable, accounts payable, customer funds payable, and accrued liabilities, and are reflected in the financial statements at cost and approximates their fair value due to their short-term nature.
See Note 8 for the fair value measurement of the Company’s derivative contracts and Note 10 for the fair value measurement of the Company’s convertible senior notes.
Note 6. Acquisition, Goodwill, and Intangible Assets
Acquisition
On December 31, 2020, the Company acquired certain assets, properties and rights and certain liabilities and obligations from Deloitte & Touche LLP’s pricing and contracting solutions business for a contractual purchase price of $60.0 million subject to net working capital adjustments (the “Acquisition”). The acquired business operates primarily in the same markets as the Company’s existing operations. The reason for the Acquisition was to increase the Company’s addressable market and expand the opportunity to sell existing Model N products. This Acquisition has been accounted for as a business combination. The Company has included these results in its Consolidated Financial Statements since the date of Acquisition. The Company incurred $2.5 million of acquisition-related expense during the year ended September 30, 2021, which was recorded as general and administrative expenses.
The total purchase consideration was $57.8 million and reflected a $2.2 million net working capital adjustment from the contractual purchase price. The original estimate was $0.1 million in the first quarter of fiscal year 2021 which resulted in a measurement period adjustment of $2.1 million. The Company paid the entire purchase consideration in cash during the year ended September 30, 2021.

MODEL N, INC.
Notes to Consolidated Financial Statements

The purchase price was allocated to assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. The following table sets forth the allocation of the purchase price in connection with the Acquisition (in thousands):

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
Intangible assets included customer relationships of $15.5 million, developed technology of $10.2 million, non-compete agreements of $1.6 million, and trade name of $0.9 million, which are amortized on a straight-line basis over 15 years, 6 years, 5 years, and 3 years, respectively, and over a weighted average period of 10.8 years. Fair value of the customer relationships was estimated using a multi-period excess earnings valuation method and fair value of the developed technology was estimated using a relief from royalty valuation method. The Company applied significant judgment in estimating the fair value of the customer relationships and developed technology intangible assets, which involved the use of significant assumptions. Significant assumptions used in the valuation of customer relationships intangible asset included subscription revenue growth rates, research and development expenses as percentage of revenue, discount rate, subscription gross margins, and customer attrition rate. Significant assumptions used in the valuation of developed technology intangible asset included royalty rate, obsolescence rate, and discount rate. Goodwill is comprised of expected synergies for the combined operations and the assembled workforce acquired in the Acquisition. This goodwill is deductible for income tax purposes.
The Acquisition contributed $18.5 million to the Company’s revenues and increased operating loss, which approximated net loss, by $6.2 million since the date of Acquisition. The Company has not presented the supplemental pro forma information for revenue and earnings related to the Acquisition, as it is deemed impracticable to determine and disclose this information, due to the unavailability of the information provided to the Company by Deloitte & Touche LLP, management’s inability to reasonably estimate the amounts from the carve out business and differing fiscal year-ends.
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at September 30, 2020	$39,283
Addition from Acquisition	26,382
Balance at September 30, 2021	$65,665

MODEL N, INC.
Notes to Consolidated Financial Statements

Intangible Assets
The following table summarizes the gross intangible assets, accumulated amortization, and net intangible assets balances as of September 30, 2021:

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Intangible Assets:
Customer relationships	3-15	$52,109	$(19,092)	$33,017
Developed technology	5-6	22,333	(11,954)	10,379
Non-compete agreements	5	1,600	(240)	1,360
Trade name	3	850	(212)	638
Total		$76,892	$(31,498)	$45,394
The following table summarizes the gross intangible assets, accumulated amortization, and net intangible assets balances as of September 30, 2020:

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Intangible Assets:
Customer relationships	3-10	$36,599	$(14,758)	$21,841
Developed technology	5-6	12,083	(9,544)	2,539
Total		$48,682	$(24,302)	$24,380
The Company recorded amortization expense related to the acquired intangible assets of $7.2 million, $4.8 million and $5.5 million during the fiscal years ended September 30, 2021, 2020, and 2019, respectively.
Estimated future amortization expense for the intangible assets as of September 30, 2021 is as follows:

Fiscal Years Ending September 30,
(in thousands)
2022	$8,032
2023	7,186
2024	6,691
2025	6,620
2026	6,069
2027 and thereafter	10,796
Total future amortization	$45,394

Note 7. Cash, Cash Equivalents, and Funds Held for Customers
As part of the acquisition of Deloitte & Touche LLP’s pricing and contracting solutions business, the Company now provides payment processing services to some customers whereby the Company has contractual obligations to remit funds to various third parties on behalf of these customers. Funds received from these customers represent cash and cash equivalents and are reflected in the “Funds held for customers” line item on the Consolidated Balance Sheets.

MODEL N, INC.
Notes to Consolidated Financial Statements

The table below reconciles the cash and cash equivalents and funds held for customers as reported on the Consolidated Balance Sheets to the cash and cash equivalents on the Consolidated Statements of Cash Flows (in thousands):

	As of September 30,
	2021	2020
Cash and cash equivalents	$165,467	$200,491
Funds held for customers	316	—
Total cash and cash equivalents	$165,783	$200,491
Note 8. Derivative Instruments and Hedging
The Company uses foreign currency forward contracts to hedge a portion of the forecasted foreign currency-denominated expenses incurred in the normal course of business. These contracts are designated as cash flows hedges. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign exchange rate movements. The Company does not use any of the derivative instruments for trading or speculative purposes. These contracts have maturities of 12 months or less. The amounts reclassified to expenses related to the hedged transactions were immaterial for the years ended September 30, 2021, 2020, and 2019. The fair value of the outstanding non-deliverable foreign currency forward contracts was measured using Level 2 fair value inputs and was immaterial as of September 30, 2021, and 2020.
Notional Amounts of Derivative Contracts
Derivative transactions are measured in terms of the notional amount but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The notional amounts of the Company's outstanding foreign currency forward contracts designated as cash flow hedges were $6.8 million and $5.5 million as of September 30, 2021, and 2020, respectively.
Note 9. Property and Equipment
Components of property and equipment consisted of the following:

	As of September 30,
	2021	2020
	(in thousands)
Computer software and equipment	$5,542	$6,367
Furniture and fixtures	1,257	1,143
Leasehold improvements	481	1,012
Software development costs	7,801	7,801
Total property and equipment	$15,081	$16,323
Less: Accumulated depreciation and amortization	(13,174)	(15,289)
Total Property and equipment, net	$1,907	$1,034
Depreciation expense including depreciation of assets under capital leases totaled $0.8 million, $0.7 million, and $1.3 million for the fiscal years ended September 30, 2021, 2020, and 2019, respectively.
Note 10. Convertible Senior Notes
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

MODEL N, INC.
Notes to Consolidated Financial Statements

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
During the year ended September 30, 2021, the conditions allowing holders of the Notes to convert were not met. The Notes were classified as long-term debt on the Consolidated Balance Sheets as of September 30, 2021.
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

MODEL N, INC.
Notes to Consolidated Financial Statements

The net carrying amounts of the liability and equity components for the Notes were as follows (in thousands):

	As of September 30,
	2021	2020
Liability component:
Principal amount	$172,500	$172,500
Unamortized discount	(44,803)	(54,147)
Unamortized issuance costs	(3,396)	(3,915)
Net carrying amount	$124,301	$114,438

Equity component, net of issuance costs	$55,227	$55,227
The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Fiscal Years Ended September 30,
	2021	2020
Coupon interest expense	$4,528	$1,623
Amortization of debt discount	9,344	3,102
Amortization of debt issuance costs	519	155
Total interest expense related to the Notes	$14,391	$4,880
Effective interest rate of the liability component	12.32%	12.32%
The unamortized debt discount and debt issuance costs will be amortized over 44 months as of September 30, 2021.
As of September 30, 2021, the total estimated fair value of the Notes was approximately $218.8 million which includes the equity component. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.
Note 11. Commitments and Contingencies
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions, and there were no material claims against the Company outstanding as of September 30, 2021, and 2020. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the software license, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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

MODEL N, INC.
Notes to Consolidated Financial Statements

Note 12. Stock-Based Compensation
2000 Stock Plan
The 2000 Stock Plan (the “2000 Plan”) authorized the board of directors (the “Board”) to grant incentive share options and non-statutory share options to employees, directors and other eligible participants. Stock purchase rights may also be granted under the 2000 Plan. The exercise price of the stock options shall not be less than the estimated fair value of the underlying shares of the common stock on the grant date. Options generally vest over four years and expire ten years from the date of grant. In connection with the adoption of the 2010 Equity Incentive Plan (the “2010 Plan”) in June 2010, the 2000 Plan was terminated and all shares of common stock previously reserved but unissued were transferred to the 2010 Plan.
2010 Equity Incentive Plan
On June 15, 2010, the Board adopted the 2010 Plan under which employees, directors, and other eligible participants of the Company or any subsidiary of the Company may be granted incentive stock options, nonstatutory stock options and all other types of awards to purchase shares of the Company’s common stock. The total number of shares reserved and available for grant and issuance pursuant to the 2010 Plan consists of (a) any authorized shares not issued or subject to outstanding grants under the 2000 Plan on the adoption date, (b) shares that are subject to issuance upon exercise of options granted under the 2000 Plan but cease to exist for any reason other than exercise of such options; and (c) shares that were issued under the 2000 Plan which are repurchased by the Company at the original issue price or forfeited. In connection with the adoption of the 2013 Equity Incentive Plan (the “2013 Plan”) in February 2013, the 2010 Plan was terminated and all shares of common stock previously reserved but unissued were transferred to the 2013 Plan.
2013 Equity Incentive Plan
In February 2013, the Board adopted the 2013 Plan. The 2013 Plan was approved with a reserve of 8.0 million shares, which consists of 2.5 million shares of the Company’s common stock reserved for future issuance under the 2013 Plan and shares of common stock previously reserved but unissued under the 2010 Plan. Additionally, the 2013 Plan provides for automatic increases in the number of shares available for issuance under it on October 1 of each of the first four calendar years during the term of the 2013 Plan by the lesser of 5% of the number of shares of common stock issued and outstanding on each September 30 immediately prior to the date of increase or the number determined by the Board. In fiscal year 2018, 2.0 million additional shares were approved by the Company’s stockholders for issuance under the 2013 Plan. The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, restricted stock units and stock bonuses. Awards generally vest over four years and expire ten years from the date of grant. In connection with the adoption of the 2021 Equity Incentive Plan (the “2021 Plan”) in February 2021, the 2013 Plan was terminated and all shares of common stock previously reserved but unissued were transferred to the 2021 Plan.
2021 Equity Incentive Plan
The Board adopted the 2021 Plan in December 2020, and the stockholders approved the 2021 Plan in February 2021. The 2021 Plan became effective on February 19, 2021 and will terminate on February 18, 2031. The 2021 Plan serves as the successor equity compensation plan to the 2013 Plan. No further grants will be made under the 2013 Plan, and the balances under the 2013 Plan have been transferred to the 2021 Plan. The 2021 Plan was approved with a reserve of 3.9 million shares, which consists of 1.7 million shares of the Company’s common stock reserved for future issuance under the 2021 Plan and shares of common stock previously reserved but unissued under the 2013 Plan.
The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, restricted stock units, and stock bonuses. Awards generally vest over four years and expire ten years from the date of grant. As of September 30, 2021, 3.6 million shares were available for future stock awards under the 2021 Plan and any additional releases resulting from an over-achievement relating to performance-based restricted stock units.
Stock Options
There were no stock options granted in fiscal years ended September 30, 2021, 2020, and 2019. The expected terms of options granted were calculated using the simplified method, determined as the average of the contractual term and the vesting period. Estimated volatility is derived from the historical closing prices of common shares of similar entities whose share prices are publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. treasury constant maturities in effect at the time of grant for the expected term of the option. The Company uses historical data to estimate the number of future stock option forfeitures.

MODEL N, INC.
Notes to Consolidated Financial Statements

The following table summarized the stock option activity and related information under all stock option plans:

	Number of Shares (in thousands)	Weighted Average Exercised Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at September 30, 2018	227	$7.64	2.94	$1,861
Exercised	(120)	6.87
Expired	(7)	6.13
Balance at September 30, 2019	100	8.66	2.23	$1,911
Exercised	(65)	7.72
Expired	(1)	1.74
Balance at September 30, 2020	34	10.57	1.68	$846
Exercised	(9)	8.20
Balance at September 30, 2021	25	$11.41	0.82	$560
Options exercisable as of September 30, 2021	25	$11.41	0.82	$560
Options vested and expected to vest as of September 30, 2021	25	$11.41	0.82	$560
The intrinsic value of options exercised during fiscal years ended September 30, 2021, 2020, and 2019 was $0.2 million, $1.4 million, and $1.6 million, respectively.
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “ESPP”) became effective on February 19, 2021, and replaced the 2013 Employee Stock Purchase Plan. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value, as defined in the ESPP, subject to any plan limitations. The ESPP provides for six-month offering periods, starting on February 20 and August 20 of each year.
The following table summarizes the weighted-average assumptions used to estimate the fair value of rights to acquire stock granted under the Company’s ESPP during the periods presented:

	Fiscal Years Ended September 30,
	2021	2020	2019
Risk-free interest rate	0.05%	0.84%	2.26%
Dividend yield	—%	—%	—%
Volatility	41%	52%	33%
Expected term (in years)	0.50	0.50	0.50
Fair value at grant date	$9.68	$11.20	$5.17
Restricted Stock Units and Performance-based Restricted Stock Units
During the years ended September 30, 2021, 2020, and 2019, the Compensation Committee of the Board approved grants of performance-based restricted stock units to the Company’s certain senior officers, including the Chief Executive Officer and the Chief Financial Officer. For the performance-based restricted stock units granted in fiscal year 2021, under the terms of these grants, the actual number of shares that will vest and be released will range from 0% to 200% of the grant based on the performance of the Company’s total shareholder return (“TSR”) relative to that of the Russell 3000 Index (the “Index”). These grants vest over a three-year period with 50% vesting on each of the second and the third annual anniversary of the vesting commencing date. The grant date fair values of the performance-based restricted stock units granted in fiscal year 2021 were determined using Monte-Carlo simulation model with risk-free interest rate of 0.16%–0.32% and volatility of 45%–51%. For the performance-based restricted stock units granted in fiscal years 2020 and 2019, under the terms of these grants, the actual number of shares that will vest and be released will range from 0% to 150% of the grant based on the achievement of the pre-established performance goals of the Company. These grants vest over a three-year period with one third vesting on the first

MODEL N, INC.
Notes to Consolidated Financial Statements

anniversary of the vesting commencing date and quarterly thereafter. As of September 30, 2021, 0.2 million shares were reserved for any additional release resulting from over-achievement relating to performance-based restricted stock units.
The following table summarizes the Company’s restricted stock unit activity (including performance based restricted stock awards) under all equity award plans:

	Restricted Stock Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Balance at September 30, 2018	2,313	$15.78
Granted	1,638	16.09
Released	(1,213)	15.35
Forfeited	(388)	14.91
Balance at September 30, 2019	2,350	$16.36
Granted	1,390	28.91
Released	(1,613)	19.60
Forfeited	(170)	18.21
Balance at September 30, 2020	1,957	$22.43
Granted	1,200	36.00
Released	(1,091)	22.79
Forfeited	(318)	27.88
Balance at September 30, 2021	1,748	$30.54
The total fair value of restricted stock and performance based restricted stock awards vested for the years ended September 30, 2021, 2020, and 2019, was $41.1 million, $54.9 million, and $22.2 million, respectively.
The following table summarizes certain information of the unvested awards as of September 30, 2021:

	Restricted Stock Units (1)	ESPP
Total compensation cost for unvested (in millions)	$39.9	$0.6
Weighted-average period to recognize (in years)	2.2	0.4

(1):	Includes restricted stock units and performance-based restricted stock awards.
Stock-based Compensation
Stock-based compensation recorded in the Consolidated Statements of Operations is as follows:

	Fiscal Years Ended September 30,
	2021	2020	2019
	(in thousands)
Cost of revenues:
Subscription	$3,658	$1,865	$2,468
Professional Services	4,032	2,229	2,894
Total stock-based compensation in cost of revenues	7,690	4,094	5,362
Operating expenses:
Research and development	6,051	4,625	4,145
Sales and marketing	7,541	6,160	4,641
General and administrative	8,681	7,621	7,192
Total stock-based compensation in operating expenses	22,273	18,406	15,978
Total stock-based compensation	$29,963	$22,500	$21,340
For the fiscal year ended September 30, 2021, and 2019, the total stock-based compensation included $5.7 million and $3.7 million related to bonus, respectively, which was recorded in the accrued employee compensation line item in the

MODEL N, INC.
Notes to Consolidated Financial Statements

Consolidated Balance Sheets. For the fiscal year ended September 30, 2020, the total stock-based compensation included an immaterial amount related to bonus.
Note 13. Income Taxes
The components of loss before income taxes are as follows:

	Fiscal Years Ended September 30,
	2021	2020	2019
	(in thousands)
Domestic	$(30,734)	$(14,252)	$(17,057)
Foreign	1,766	1,400	(1,206)
Loss before taxes	$(28,968)	$(12,852)	$(18,263)
The components of the provision for income taxes are as follows:

	Fiscal Years Ended September 30,
	2021	2020	2019
	(in thousands)
Current
Federal	$—	$(106)	$—
State	84	21	11
Foreign	589	508	843
	$673	$423	$854
Deferred
Federal	$67	$86	$(2)
State	130	70	(19)
Foreign	(101)	233	197
	$96	$389	$176
Total provision for income taxes	$769	$812	$1,030
Reconciliation of the statutory federal income tax to the Company’s effective tax is as follows:

	Fiscal Years Ended September 30,
	2021	2020	2019
	(in thousands)
Tax at statutory federal rate	$(6,083)	$(2,699)	$(3,835)
State tax, net of federal benefit	84	21	11
Permanent differences	(320)	(195)	(443)
Stock-based compensation	(2,757)	(5,163)	(1,061)
Section 162(m)	2,389	2,266	168
Foreign tax rate differential	61	213	1,293
Change in valuation allowance	8,459	7,778	5,814
Research and development tax credits	(1,013)	(1,370)	(974)
Change in deferred tax liabilities	(84)	69	(19)
Other	33	(108)	76
Total provision for income taxes	$769	$812	$1,030
The current United States federal income tax legislation generally allows companies to make distributions of previously taxed non-U.S. earnings to the U.S. without incurring additional federal income tax. As a result, the Company expects to repatriate future foreign earnings in certain foreign jurisdictions over time. During the year ended September 30, 2021, the Company repatriated $1.5 million of foreign subsidiary earnings to the U.S. in the form of cash and paid foreign withholding taxes of $0.2 million. During the year ended September 30, 2020, the Company repatriated $1.0 million of foreign subsidiary earnings to the U.S. in the form of cash and paid foreign withholding taxes of $0.2 million. During the year ended September 30, 2019, the Company repatriated $2.5 million of foreign subsidiary earnings to the U.S. in the form of cash and paid foreign

MODEL N, INC.
Notes to Consolidated Financial Statements

withholding taxes of $0.5 million. As of September 30, 2021, the Company recorded a deferred tax liability of $0.3 million for the additional non-U.S. taxes that are expected to be incurred related to the repatriation of $2.2 million in foreign subsidiary earnings.
Deferred tax assets and liabilities consisted of the following:

	As of September 30,
	2021	2020
	(in thousands)
Deferred tax assets:
Depreciation and amortization	$1,287	$1,104
Accruals and other	15,531	7,801
Deferred revenue	243	141
NOL carry-forward	69,388	69,816
Stock compensation	3,261	2,017
Research and development tax credits	17,927	15,975
Total deferred tax assets	$107,637	$96,854
Valuation allowance	(83,444)	(73,372)
Net deferred tax assets	$24,193	$23,482
Deferred tax liabilities:
Convertible senior notes	$(11,501)	$(13,967)
Intangibles	(6,189)	(6,844)
Capitalized contract acquisition costs	(2,624)	(2,070)
Other	(4,254)	(1,096)
Net deferred tax liabilities	$(375)	$(495)
A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a full valuation allowance to offset net deferred tax assets as of September 30, 2021, and 2020, due to the uncertainty of realizing future tax benefits from its net operating loss carry-forwards and other deferred tax assets. The net increase in the total valuation allowance for the year ended September 30, 2021 was approximately $10.1 million.
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
As of September 30, 2021, the Company has federal and state NOL carry-forwards of approximately $262.0 million and $570.8 million, respectively. The federal NOL and the state NOLs began expiring in 2021 and 2020. As of September 30, 2021, the Company had federal and state research and development credit carry-forwards of approximately $12.3 million and $12.9 million, respectively. The federal research and development credit carry-forwards began expiring in 2021. The California and Massachusetts tax credits can be carried forward indefinitely.
Internal Revenue Code section 382 places a limitation (“Section 382 Limitation”) on the amount of taxable income can be offset by NOL carry-forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. Generally, after a control change, a loss corporation cannot deduct NOL carry-forwards in excess of the Section 382 Limitation. An IRC Section 382 analysis has been performed as of September 30, 2021 and determined there would be no effect on the NOL deferred tax asset if ownership changes occurred.

MODEL N, INC.
Notes to Consolidated Financial Statements

As of September 30, 2021, the Company had unrecognized tax benefits of approximately $5.1 million. It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the next twelve months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2021, there was a liability of $0.1 million related to uncertain tax positions recorded on the financial statements.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Years Ended September 30,
	2021	2020	2019
	(in thousands)
Unrecognized tax benefits at the beginning of the period	$4,655	$3,961	$3,469
Gross decrease based on tax positions during the prior period	(179)	(8)	(4)
Gross increase based on tax positions during the prior period	—	—	23
Gross increase based on tax positions during the current period	642	702	473
Unrecognized tax benefits at the end of the period	$5,118	$4,655	$3,961
The Company is subject to income taxes in U.S. federal and various state, local and foreign jurisdictions.  The tax years ended from September 2001 to September 2021 remain open to examination due to the carryover of unused net operating losses or tax credits.
Note 14. Net Loss Per Share
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

	Fiscal Years Ended September 30,
	2021	2020	2019
	(in thousands, except per share data)
Numerator:
Basic and diluted:
Net loss attributable to common stockholders	$(29,737)	$(13,664)	$(19,293)
Denominator:
Basic and diluted:
Weighted Average Shares Used in Computing Net Loss per Share Attributable to Common Stockholders	35,461	34,008	32,232
Net Loss per Share Attributable to Common Stockholders:
Basic and diluted	$(0.84)	$(0.40)	$(0.60)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive are as follows (in thousands):

	As of September 30,
	2021	2020	2019
	(in thousands)
Stock options	25	34	100
Performance-based RSUs and RSUs	1,748	1,957	2,350
Shares issuable pursuant to the employee stock purchase plan	91	66	84
Convertible senior notes	5,176	5,176	—
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
Note 15. Geographic Information
The Company has one operating segment with one business activity - developing and monetizing revenue management solutions.
Revenues from External Customers
Revenues from customers outside the United States were 7%, 9%, and 8% of total revenues for the fiscal years ended September 30, 2021, 2020, and 2019, respectively.
Long-Lived Assets
The following table sets forth the Company’s property and equipment, net by geographic region:

	As of September 30,
	2021	2020
	(in thousands)
United States	$1,374	$562
India	533	472
Total property and equipment, net	$1,907	$1,034

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021, using the criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our evaluation under the COSO framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2021, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The effectiveness of our internal control over financial reporting as of September 30, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    Other Information
None.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Information about our Executive Officers and our Directors is incorporated by reference to information contained in the Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2021.
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
ITEM 11.    Executive Compensation
The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2021.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2021.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2021.
ITEM 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2021.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules
(a)    The following documents filed as a part of the report:
(1)Financial Statements
The financial statements are set forth in Item 8 of this Annual Report on Form 10-K.
(2)Financial Statement Schedule
Schedule II - Valuation and qualifying accounts
The table below presents the changes in the valuation allowance for deferred tax assets for the fiscal years ended September 30, 2021, 2020, and 2019, respectively.

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Write-offs and Deductions	Balance at End of Period
Valuation allowance for deferred tax assets
For the Year Ended September 30, 2021	$73,372	14,332	4,260	$83,444
For the Year Ended September 30, 2020	$74,885	15,261	16,774	$73,372
For the Year Ended September 30, 2019	$67,879	7,006	—	$74,885
(3)Exhibits
The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-35840	3.1	5/10/2013
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-35840	3.1	5/6/2020
4.1	Form of Registrant’s Common Stock certificate	S-1	333-186668	4.01	3/7/2013
4.2	Indenture dated May 22, 2020 between Model N, Inc. and U.S. Bank, National Association	8-K	001-35840	4.1	5/22/2020
4.3	Form of Global Note, representing Model N, Inc.’s 2.625% Convertible Senior Notes due 2025	8-K	001-35840	4.1	5/22/2020
4.4	Description of Registrant’s Securities	10-K	001-35840	4.5	11/23/2020
10.1	Form of Indemnity Agreement to be entered into between Registrant and each of its officers and directors	S-1	333-186668	10.01	3/12/2013
10.2†	2000 Stock Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.02	2/13/2013
10.3†	2010 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.03	2/13/2013
10.4†	2013 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.04	3/7/2013
10.5†	2013 Employee Stock Purchase Plan	S-8	333-187388	99.4	3/20/2013
10.6†	Form of Restricted Stock Unit Agreement	10-K	001-35840	10.12	12/6/2013
10.7†	Employment agreement dated May 7, 2018 by and between Registrant and Jason Blessing	10-Q	001-35840	10.2	8/8/2018
10.8	Credit Agreement by and between Wells Fargo Bank, National Association and Registrant dated May 4, 2018	10-Q	001-35840	10.3	8/8/2018

10.9	Lease by and between RV VI 777 Mariners, LLC and Registrant dated April 7, 2020	10-Q	001-35840	10.1	5/6/2020
10.10†	2021 Equity Incentive Plan	DEF 14A	001-35840	Appendix A	1/8/21
10.11†	2021 Employee Stock Purchase Plan	DEF 14A	001-35840	Appendix B	1/8/21
10.12†	Form of Executive Employment Agreement					X
21.1	List of Subsidiaries of Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on the signature page to this report)[1]					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

†	Indicates a management contract or compensatory plan.

*	These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.
1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Mateo, State of California, on this 19th day of November 2021.

MODEL N, INC.

By:	/S/ JOHN EDERER
John Ederer
Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason Blessing or John Ederer, or any of them, their attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JASON BLESSING	Chief Executive Officer and Director (Principal Executive Officer)	November 19, 2021
Jason Blessing

/S/ JOHN EDERER	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	November 19, 2021
John Ederer

Additional Directors:

/S/ TIM ADAMS	Director	November 19, 2021
Tim Adams

/S/ BALJIT DAIL	Director	November 19, 2021
Baljit Dail

/S/ KIMBERLY DECARLIS	Director	November 19, 2021
Kimberly DeCarlis

/S/ MELISSA FISHER	Director	November 19, 2021
Melissa Fisher

/S/ MANISHA SHETTY GULATTI	Director	November 19, 2021
Manisha Shetty Gulatti

/S/ ALAN HENRICKS	Director	November 19, 2021
Alan Henricks

/S/ SCOTT REESE	Director	November 19, 2021
Scott Reese

/S/ DAVE YARNOLD	Director	November 19, 2021
Dave Yarnold