Form 10-Q
period 2021-12-31
MODEL N, INC.
filed 2022-02-09
CIK 1118417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
As of January 28, 2022, the registrant had 36,432,699 shares of common stock outstanding.
1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
MODEL N, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	As of December 31, 2021	As of September 30, 2021
Assets
Current assets
Cash and cash equivalents	$155,513	$165,467
Funds held for customers	592	316
Accounts receivable, net of allowance for doubtful accounts of $198 as of December 31, 2021 and $225 as of September 30, 2021	49,712	43,185
Prepaid expenses	4,493	4,920
Other current assets	7,287	8,442
Total current assets	217,597	222,330
Property and equipment, net	1,925	1,907
Operating lease right-of-use assets	19,382	20,565
Goodwill	65,665	65,665
Intangible assets, net	43,386	45,394
Other assets	8,533	7,929
Total assets	$356,488	$363,790
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,565	$4,802
Customer funds payable	592	316
Accrued employee compensation	10,596	24,662
Accrued liabilities	3,640	4,719
Operating lease liabilities, current portion	4,549	4,529
Deferred revenue, current portion	58,032	57,431
Total current liabilities	79,974	96,459
Long term debt	126,957	124,301
Operating lease liabilities, less current portion	16,116	17,229
Other long-term liabilities	3,452	2,283
Total liabilities	226,499	240,272
Commitments and contingencies
Stockholders’ equity
Common Stock, $0.00015 par value; 200,000 shares authorized; 36,433 and 36,059 shares issued and outstanding at December 31, 2021 and September 30, 2021, respectively	5	5
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	393,278	380,528
Accumulated other comprehensive loss	(1,218)	(1,205)
Accumulated deficit	(262,076)	(255,810)
Total stockholders’ equity	129,989	123,518
Total liabilities and stockholders’ equity	$356,488	$363,790
The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2021	2020
Revenues
Subscription	$38,088	$31,435
Professional services	13,454	11,299
Total revenues	51,542	42,734
Cost of revenues
Subscription	13,916	8,992
Professional services	8,735	8,124
Total cost of revenues	22,651	17,116
Gross profit	28,891	25,618
Operating expenses
Research and development	11,427	8,697
Sales and marketing	11,039	9,456
General and administrative	8,439	8,787
Total operating expenses	30,905	26,940
Loss from operations	(2,014)	(1,322)
Interest expense, net	3,778	3,462
Other expenses (income), net	100	130
Loss before income taxes	(5,892)	(4,914)
Provision for income taxes	374	239
Net loss	$(6,266)	$(5,153)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.17)	$(0.15)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	36,223	34,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2021	2020
Net loss	$(6,266)	$(5,153)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	(31)	65
Foreign currency translation gain (loss)	18	117
Total comprehensive loss	$(6,279)	$(4,971)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(6,266)	$(5,153)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	2,240	1,320
Stock-based compensation	6,986	5,128
Amortization of debt discount and issuance costs	2,655	2,357
Deferred income taxes	158	60
Amortization of capitalized contract acquisition costs	982	651
Other non-cash charges	40	—
Changes in assets and liabilities, net of acquisition
Accounts receivable	(6,499)	(233)
Prepaid expenses and other assets	1,202	(602)
Accounts payable	(2,229)	(422)
Accrued employee compensation	(8,367)	(5,563)
Other current and long-term liabilities	(1,542)	(878)
Deferred revenue	955	3,114
Net cash used in operating activities	(9,685)	(221)
Cash flows from investing activities
Purchases of property and equipment	(325)	(336)
Acquisition of business	—	(56,444)
Net cash used in investing activities	(325)	(56,780)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of employee stock purchase plan	72	26
Net changes in customer funds payable	276	—
Net cash provided by financing activities	348	26
Effect of exchange rate changes on cash and cash equivalents	(16)	1
Net increase (decrease) in cash and cash equivalents	(9,678)	(56,974)
Cash and cash equivalents
Beginning of period	165,783	200,491
End of period	$156,105	$143,517

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
Fiscal Year
The Company’s fiscal year ends on September 30. References to fiscal year 2022, for example, refer to the fiscal year ending September 30, 2022.

Basis for Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (“the Annual Report”) on file with the SEC. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report.

In the opinion of management, the unaudited interim consolidated financial statements include all the normal recurring adjustments necessary to present fairly our condensed consolidated financial statements. The results of operations for the three months ended December 31, 2021 are not necessarily indicative of the operating results for the full fiscal year 2022 or any future periods.

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

COVID-19
The Company is subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic. At this point, the extent to which the COVID-19 pandemic may impact the Company’s financial condition or results of operations is uncertain. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. The estimates discussed above may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known.

New Accounting Pronouncements
Recently Adopted Accounting Guidance
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 and amending existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal year 2022 and it did not have a material impact on the condensed consolidated financial statements.
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
In October 2021, the FASB issued Accounting Standards Update No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for interim and annual periods beginning after December 15, 2022 on a prospective basis, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2021-08 to its consolidated financial statements.
Significant Accounting Policies
There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended September 30, 2021 included in the Annual Report on Form 10-K.

2.     Revenues from Contracts with Customers

Revenue Recognition

The Company derives revenues primarily from subscription revenues and professional services revenues.

Disaggregation of Revenues

See Note 14, Geographic Information, for information on revenue by geography.

Customer Contract Balances

The following table reflects contract balances related to contracts with customers (in thousands):

	As of December 31, 2021	As of September 30, 2021
Accounts receivable, net	$49,712	$43,185
Contract asset	3,507	4,891
Deferred revenue	58,750	57,796
Capitalized contract acquisition costs	10,302	9,539

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

The non-current portion of deferred revenue is included in other long-term liabilities in the condensed consolidated balance sheets. During the three months ended December 31, 2021 and 2020, the Company recognized revenue of $25.9 million and $22.8 million, respectively, that was included in the deferred revenue balances at the beginning of the periods.

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
As of December 31, 2021, the current and non-current portions of capitalized contract acquisition costs were $3.5 million and $6.8 million, respectively. As of September 30, 2021, the current and non-current portions of capitalized contract acquisition costs were $3.3 million and $6.3 million, respectively. The Company amortized $1.0 million and $0.7 million of contract acquisition costs during the three months ended December 31, 2021 and 2020, respectively.

For the three months ended December 31, 2021 and 2020, there was no impairment related to capitalized contract acquisition costs.

Customer Deposits

Customer deposits primarily relate to payments received from customers which could be refundable pursuant to the terms of the related arrangement. These amounts are included in accrued liabilities on the condensed consolidated balance sheets. Customer deposits were immaterial as of December 31, 2021 and 2020.

Standard payment terms to customers generally range from thirty to ninety days; however, payment terms and conditions in our customer contracts may vary. In some cases, customers prepay for subscription and services in advance of the delivery; in other cases, payment is due as services are performed or in arrears following the delivery.

Remaining Performance Obligations

Remaining performance obligations represent non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2021, the aggregate amount of the transaction price allocated to performance obligations either unsatisfied or partially unsatisfied was $256.5 million, 48% of which we expect to recognize as revenue over the next 12 months and the remainder thereafter.

3.     Leases

The Company leases facilities under noncancellable operating leases with lease terms between three years and eleven years. Certain leases include options to extend or terminate the lease. The Company factored into the determination of lease payments the options that it is reasonably certain to exercise.

Operating lease costs were $1.5 million and $0.8 million for the three months ended December 31, 2021 and 2020, respectively. Short-term lease costs, variable lease costs, and sublease income were immaterial for the three months ended December 31, 2021 and 2020.

Cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$1,236	$692
Operating lease ROU assets obtained in exchange for new operating lease liabilities	—	12,592

The weighted-average remaining lease term is 4.2 years and the weighted-average discount rate is 2.9% as of December 31, 2021.

Maturities of operating lease liabilities as of December 31, 2021 are as follows (in thousands):

Fiscal Year
Remaining fiscal 2022	$3,834
2023	5,186
2024	5,037
2025	4,679
2026	2,669
2027 and thereafter	575
Total operating lease payments	21,980
Less imputed interest	1,315
Total operating lease liabilities	$20,665

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
The table below sets forth the Company’s marketable securities which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

					Reported as:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
As of December 31, 2021
Level 1:
Money market funds	$50,492	$—	$—	$50,492	$50,492
US Treasury securities	84,997	—	—	84,997	84,997
Total	$135,489	$—	$—	$135,489	$135,489

As of September 30, 2021
Level 1:
Money market funds	$40,755	$—	$—	$40,755	$40,755
US Treasury securities	84,997	—	—	84,997	84,997
Total	$125,752	$—	$—	$125,752	$125,752

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
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at September 30, 2021	$65,665
Additions	—
Balance at December 31, 2021	$65,665

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Estimated	As of December 31, 2021
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-15	$52,109	$(20,240)	$31,869
Developed technology	5-6	22,333	(12,663)	9,670
Non-compete agreements	5	1,600	(320)	1,280
Trade name	3	850	(283)	567
Total		$76,892	$(33,506)	$43,386

	Estimated	As of September 30, 2021
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-15	$52,109	$(19,092)	$33,017
Developed technology	5-6	22,333	(11,954)	10,379
Non-compete agreements	5	1,600	(240)	1,360
Trade name	3	850	(212)	638
Total		$76,892	$(31,498)	$45,394

The Company recorded amortization expense related to acquired intangible assets of $2.0 million and $1.2 million for the three months ended December 31, 2021 and 2020, respectively.

Estimated future amortization expense for the intangible assets as of December 31, 2021 is as follows (in thousands):

Fiscal Year
Remaining fiscal 2022	$6,024
2023	7,186
2024	6,691
2025	6,620
2026	6,069
2027 and thereafter	10,796
Total future amortization	$43,386

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

The table below reconciles the cash and cash equivalents and funds held for customers as reported on the condensed consolidated balance sheets to the cash and cash equivalents on the condensed consolidated statements of cash flows (in thousands):

	As of December 31, 2021	As of September 30, 2021
Cash and cash equivalents	$155,513	$165,467
Funds held for customers	592	316
Total cash and cash equivalents	$156,105	$165,783

7.     Derivative Instruments and Hedging

The Company uses foreign currency forward contracts to hedge a portion of the forecasted foreign currency-denominated expenses incurred in the normal course of business. These contracts are designated as cash flows hedges. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign exchange rate movements. The Company does not use any of the derivative instruments for trading or speculative purposes. These contracts have maturities of 12 months or less. The Company records changes in the fair value of cash flow hedges in accumulated other comprehensive loss in the condensed consolidated balance sheets, until the forecasted transaction occurs, at which point, the related gain or loss on the cash flow hedge is reclassified to the financial statement line item to which the derivative relates.The amounts reclassified to expenses related to the hedged transactions were immaterial for the periods presented. The fair value of the outstanding non-deliverable foreign currency forward contracts was measured using Level 2 fair value inputs and was immaterial as of December 31, 2021 and September 30, 2021.

Notional Amounts of Derivative Contracts
Derivative transactions are measured in terms of the notional amount but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The notional amounts of the outstanding foreign currency forward contracts designated as cash flow hedges were $6.4 million and $6.8 million as of December 31, 2021 and September 30, 2021, respectively.

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

During the three months ended December 31, 2021, the conditions allowing holders of the Notes to convert were not met. The Notes were classified as long-term debt on the condensed consolidated balance sheets as of December 31, 2021.

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

The net carrying amounts of the liability and equity components for the Notes were as follows (in thousands):

	As of December 31, 2021	As of September 30, 2021
Liability component:
Principal amount	$172,500	$172,500
Unamortized discount	(42,299)	(44,803)
Unamortized issuance costs	(3,244)	(3,396)
Net carrying amount	$126,957	$124,301

Equity component, net of issuance costs	$55,227	$55,227

The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Three Months Ended December 31,
	2021	2020
Coupon interest expense	$1,132	$1,132
Amortization of debt discount	2,504	2,239
Amortization of debt issuance costs	152	118
Total interest expense related to the Notes	$3,788	$3,489
Effective interest rate of the liability component	12.32%	12.32%

The unamortized debt discount and debt issuance costs will be amortized over 41 months as of December 31, 2021.

As of December 31, 2021, the total estimated fair value of the Notes was approximately $204.2 million which includes the equity component. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.

9.     Stockholders’ Equity

The following tables present the changes in the components of stockholders’ equity (in thousands):

	Three Months Ended December 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2021	36,059	$5	$380,528	$(1,205)	$(255,810)	$123,518
Issuance of common stock upon exercise of stock options	8	—	72	—	—	72
Issuance of common stock upon release of restricted stock units	366	—	—	—	—	—
Stock-based compensation	—	—	12,678	—	—	12,678
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	—	—
Other comprehensive loss	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(6,266)	(6,266)
Balance at December 31, 2021	36,433	$5	$393,278	$(1,218)	$(262,076)	$129,989

For the three months ended December 31, 2021, additional paid-in capital included $5.4 million related to restricted stock unit (“RSU”) grants for the portion of the bonus recorded as stock-based compensation for the year ended September 30, 2021.

	Three Months Ended December 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2020	$34,821	$5	$351,952	$(1,213)	$(226,073)	$124,671
Issuance of common stock upon exercise of stock options	4	—	26	—	—	26
Issuance of common stock upon release of restricted stock units	224	—	—	—	—	—
Stock-based compensation	—	—	5,128	—	—	5,128
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	—	—
Other comprehensive loss	—	—	—	182	—	182
Net loss	—	—	—	—	(5,153)	(5,153)
Balance at December 31, 2020	35,049	$5	$357,106	$(1,031)	$(231,226)	$124,854

10.     Stock-based Compensation

As of December 31, 2021, the Company had approximately 2.5 million shares available for future stock awards under its equity plans and any additional releases resulting from an over-achievement relating to performance-based restricted stock units.

The following table summarizes our RSU activity which includes performance-based RSUs under all equity plans for the three months ended December 31, 2021:

	Restricted Stock Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Balance at September 30, 2021	1,748	$30.54
Granted	1,220	35.02
Released	(366)	28.37
Forfeited	(90)	31.50
Balance at December 31, 2021	2,512	$33.00

Stock-based compensation recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended December 31,
	2021	2020
Cost of revenues
Subscription	$858	$523
Professional services	621	654
Total stock-based compensation in cost of revenues	1,479	1,177
Operating expenses
Research and development	1,281	1,131
Sales and marketing	1,620	1,553
General and administrative	2,606	1,267
Total stock-based compensation in operating expenses	5,507	3,951
Total stock-based compensation	$6,986	$5,128

11.     Income Taxes

The Company recorded income tax provisions of $0.4 million and $0.2 million, representing effective income tax rates of (6.3)% and (4.9)% for the three months ended December 31, 2021 and 2020, respectively. The income tax provision for the three months ended December 31, 2021 was primarily related to foreign taxes on the Company’s profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the Acquisition. The income tax provision for the three months ended December 31, 2020 was primarily related to foreign taxes on the Company’s profitable foreign operations and foreign withholding taxes on dividends.

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

12.     Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except per share data):

	Three Months Ended December 31,
	2021	2020
Numerator
Basic and diluted
Net loss attributable to common stockholders	$(6,266)	$(5,153)
Denominator
Basic and diluted
Weighted average shares used in computing net loss per share attributable to common stockholders	36,223	34,936
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.17)	$(0.15)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive are as follows (in thousands):

	As of December 31,
	2021	2020
Stock options	17	30
Performance-based RSUs and RSUs	2,512	2,265
Shares issuable pursuant to the employee stock purchase plan	90	66
Convertible senior notes	—	5,176
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

Revenues

The Company disaggregates the revenues by geographic regions based on the bill to location of its customers. Revenues from customers outside of the United States were 6% and 9% of total revenues for the three months ended December 31, 2021 and 2020, respectively.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net, by geographic region (in thousands):

	As of December 31, 2021	As of September 30, 2021
United States	$1,278	$1,374
India	647	533
Total property and equipment, net	$1,925	$1,907

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We derive revenues primarily from the sale of subscriptions to our cloud-based solutions, as well as subscriptions for maintenance and support and managed support services related to on-premise solutions. We price our solutions based on a number of factors, including revenues under management and number of users. Subscription revenues are recognized ratably over the coverage period. We also derive revenues from selling professional services related to past sales of perpetual licenses and implementation and professional services associated with our cloud-based solutions and related to the solutions provided by the recent acquisition of Deloitte & Touche LLP’s pricing and contracting solutions business. The actual timing of revenue recognition may vary based on our customers’ implementation requirements and the availability of our services personnel.

We market and sell our solutions to customers in the life sciences and high tech industries. We primarily enter into cloud-based subscription arrangements with our new and existing customers and we anticipate that subscription arrangements will be the majority of new contractual arrangements going forward.

On December 31, 2020, we acquired certain assets, properties and rights as well as certain liabilities and obligations from Deloitte & Touche LLP’s pricing and contracting solutions business. The acquired business is complementary to our existing solutions and its offerings are configured to meet our life sciences customers’ needs by providing a complete end-to-end solution for reducing revenue loss and protecting profitability all the while meeting compliance requirements. The total purchase consideration was $57.8 million.

For the three months ended December 31, 2021 and 2020, our total revenues were $51.5 million and $42.7 million, respectively, representing a year-over-year increase of 21% primarily due to the addition of subscription and professional services revenues from the acquired business and increased subscription and professional services revenues from new and existing customers.

COVID-19

The World Health Organization declared the outbreak of COVID-19 a pandemic and the U.S. federal government declared it a national emergency in March 2020. Our financial results for the periods presented have not been materially impacted by the ongoing COVID-19 pandemic. The extent of the impact of COVID-19 on our future operational and financial performance, revenues, and liquidity will depend on certain developments, including the duration and spread of the outbreak, including due to new variants, as well as the impact on our customers, employees, and partners, all of which are uncertain and cannot be predicted. We are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. Many of our customers have implemented similar measures, which may limit our ability to sell or provide professional services to them. Customers may also delay or cancel purchasing decisions or projects in light of uncertainties to their businesses arising from the COVID-19 pandemic. As the majority of our revenue is subscription-based, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.

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

Operating Expenses

Research and Development
Our research and development expenses consist primarily of personnel-related costs including salary, bonus, stock-based compensation and costs related to third-party contractors. Our software development costs are generally expensed as incurred. We capitalized certain development costs incurred in connection with the cloud-based software platform for internal use.

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

	Three Months Ended December 31,
	2021	2020

	(in thousands)
Revenues
Subscription	$38,088	$31,435
Professional services	13,454	11,299
Total revenues	51,542	42,734
Cost of revenues
Subscription	13,916	8,992
Professional services	8,735	8,124
Total cost of revenues	22,651	17,116
Gross profit	28,891	25,618
Operating expenses
Research and development	11,427	8,697
Sales and marketing	11,039	9,456
General and administrative	8,439	8,787
Total operating expenses	30,905	26,940
Loss from operations	(2,014)	(1,322)
Interest expense, net	3,778	3,462
Other expenses (income), net	100	130
Loss before income taxes	(5,892)	(4,914)
Provision for income taxes	374	239
Net loss	$(6,266)	$(5,153)

Comparison of the Three Months Ended December 31, 2021 and 2020
Revenues

	Three Months Ended December 31,
	2021		2020
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$38,088	74%	$31,435	74%	$6,653	21%
Professional services	13,454	26%	11,299	26%	2,155	19%
Total revenues	$51,542	100%	$42,734	100%	$8,808	21%

Subscription

Subscription revenues increased by $6.7 million, or 21%, to $38.1 million for the three months ended December 31, 2021 from $31.4 million for the same period last year. The increase in our subscription revenues was due primarily to increased SaaS revenue relating to our cloud-based solutions and the addition of business services. As a percentage of total revenues, subscription revenues remained flat. We intend to continue to focus on growing our recurring revenue from SaaS subscriptions in future periods.

Professional services
Professional services revenues increased by $2.2 million, or 19%, to $13.5 million for the three months ended December 31, 2021 from $11.3 million for the same period last year. The increase in our professional services revenue was primarily driven by the increase in delivery activities in the first quarter of fiscal year 2022. As a percentage of total revenues, professional services revenues remained flat.

Cost of Revenues

	Three Months Ended December 31,
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$13,916	37%	$8,992	29%	$4,924	55%
Professional services	8,735	65%	8,124	72%	611	8%
Total cost of revenues	$22,651	44%	$17,116	40%	$5,535	32%

Subscription

Cost of subscription revenues increased by $4.9 million, or 55%, to $13.9 million during the three months ended December 31, 2021 from $9.0 million for the same period last year. As a percentage of subscription revenues, cost of subscription revenues increased from 29% to 37% during the three months ended December 31, 2021, primarily due to an increase in employee-related costs from the acquired business. The cost of subscription revenue also included $0.7 million of amortization expense related to the recently acquired intangible assets.

Professional services
Cost of professional services revenues increased by $0.6 million, or 8%, to $8.7 million during the three months ended December 31, 2021 from $8.1 million for the same period last year. As a percentage of professional services revenue, cost of professional services revenues decreased from 72% to 65% primarily due to improved cost efficiencies.

Operating Expenses

	Three Months Ended December 31,
	2021	2020	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$11,427	$8,697	$2,730	31%
Sales and marketing	11,039	9,456	1,583	17%
General and administrative	8,439	8,787	(348)	(4)%
Total operating expenses	$30,905	$26,940	$3,965	15%

Research and Development
Research and development expenses increased by $2.7 million, or 31%, to $11.4 million during the three months ended December 31, 2021 from $8.7 million for the same period last year. The increase was primarily due to employee-related costs, outside services, and equipment expense.
Sales and Marketing
Sales and marketing expenses increased by $1.6 million, or 17%, to $11.0 million during the three months ended December 31, 2021 from $9.5 million for the same period last year. This increase was primarily due to a $0.7 million increase in employee-related costs, a $0.4 million increase in intangible amortization expense related to the acquisition and a $0.5 million increase in marketing programs.

General and Administrative
General and administrative expenses decreased by $0.3 million, or 4%, to $8.4 million during the three months ended December 31, 2021 from $8.8 million for the same period last year. This decrease was primarily due to a $2.3 million decrease in acquisition-related expenses, partially offset by $1.6 million increase in employee-related costs and $0.4 million increase in other expenses.

Interest and Other Expenses (Income), Net

	Three Months Ended December 31,
	2021	2020	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense, net	$3,778	$3,462	$316	9%
Other expenses (income), net	$100	$130	$(30)	(23)%

Interest expense, net, increased during the three months ended December 31, 2021 compared to the same period last year and was primarily driven by the accretion of discount cost on the convertible senior notes we issued in May 2020. See Note 8 to the Notes to Condensed Consolidated Financial Statements.

The change in other expenses (income), net, was primarily due to currency fluctuations.

Provision for Income Taxes

	Three Months Ended December 31,
	2021	2020	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for income taxes	$374	$239	$135	56%

The income tax provision for the three months ended December 31, 2021 was primarily related to foreign taxes on our profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the acquisition. The income tax provision for the three months ended December 31, 2020 was primarily related to foreign taxes on our profitable foreign operations and state minimum taxes.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $155.5 million. Based on our future expectations, including the potential ability to raise cash through additional financing, and historical usage, we believe our current cash and cash equivalents are sufficient to meet our operating needs including principal payments related to our debt for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts, expansion of our business and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock and terms of any debt could impose restrictions on our operations. The sale of additional equity or additional convertible debt securities could result in more dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in, or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Cash Flows

	Three Months Ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(9,685)	$(221)
Cash flows used in investing activities	(325)	(56,780)
Cash flows provided by financing activities	348	26

Operating Activities
Cash provided by or used in operating activities is primarily influenced by the sales of our products, our personnel-related expenditures, our facility related costs and the amount and timing of customer payments. Our largest source of operating cash inflows is cash collections from our customers from the sale of subscriptions and professional services.
Net cash used in operating activities during the three months ended December 31, 2021 was primarily the result of non-cash adjustments of $13.1 million exceeding our net loss of $(6.3) million partially offset by net cash outflows of $16.5 million from changes in operating assets and liabilities. Non-cash expenses consisted primarily of stock-based compensation of $7.0 million, amortization of debt discount and issuance costs of $2.7 million, depreciation and amortization of $2.2 million, and amortization of capitalized contract acquisition costs of $1.0 million. The net change in operating assets and liabilities primarily reflects an outflow from the changes in other current and long-term liabilities of $1.5 million, accounts receivable of $6.5 million due to timing of billing and cash collections, accounts payable of $2.2 million, and accrued employee compensation of $8.4 million due to payments of bonuses partially offset by an inflow from the changes of prepaid expenses and other assets of $1.2 million and deferred revenue of $1.0 million caused by the timing of invoicing.
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

Investing Activities
Net cash used in investing activities for the three months ended December 31, 2021 was related to the acquisition and purchases of property and equipment. See Note 5 to the Notes to Condensed Consolidated Financial Statements for more information of the acquisition.
Net cash used in investing activities for the three months ended December 31, 2020 was related to the acquisition of Deloitte & Touche LLP’s pricing and contracting solutions business and purchases of property and equipment. See Note 6 Acquisition, Goodwill, and Intangible Assets for more information of the acquisition.

Financing Activities
Net cash provided by financing activities for the three months ended December 31, 2021 and 2020 resulted from purchases made under our employee stock purchase plan, stock option exercises and the increase in funds held for customers.

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

The following tables provide a reconciliation of adjusted EBITDA to net loss (in thousands):

	Three Months Ended December 31,
	2021	2020
Reconciliation of Adjusted EBITDA
Net loss	$(6,266)	$(5,153)
Adjustments
Stock-based compensation expense	6,986	5,128
Depreciation and amortization	2,240	1,320
Acquisition-related expense	—	2,362
Interest expense, net	3,778	3,462
Other expenses (income), net	100	130
Provision for income taxes	374	239
Adjusted EBITDA	$7,212	$7,488

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our exposure to market risks from that discussed in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2021.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of December 31, 2021, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events.

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
•The ongoing COVID-19 pandemic has had a material impact on the U.S. and global economies and could have a material adverse impact on our employees, suppliers and customers, which could adversely and materially impact our business, financial condition and results of operations.
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
We have incurred net losses of $6.3 million and $5.2 million for the three months ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $262.1 million. Our expenses may increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology industry and integrating the personnel, products, technologies and customers from our acquisition of Deloitte & Touche LLP’s pricing and contracting solutions business. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.
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
Risks Related to Our Business and Industry
The COVID-19 pandemic has had a material impact on the U.S. and global economies and could have a material adverse impact on our employees, suppliers and customers, which could adversely and materially impact our business, financial condition and results of operations.
Due to the COVID-19 pandemic, many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. As the COVID-19 pandemic is complex and evolving, our business may be negatively affected for a sustained time frame. While our financial results for the quarter ended December 31, 2021 have not been materially impacted by the ongoing COVID-19 pandemic, at this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position, and cash flows.
The pandemic may adversely affect our customers’ operations, our employees, and our employee productivity, including in India where a substantial number of our employees are located and which experienced a significant surge in COVID-19 cases during 2021. It may impact the ability of our subcontractors and partners to operate and fulfill their contractual obligations, and result in an increase in costs, delays, or disruptions in performance. In particular, our customers in the life sciences industry may experience disruptions in their business due to the prioritization of COVID-19 treatment in the healthcare community, manufacturing, and supply interruptions or safety concerns. A negative impact on our customers may cause them to request extended payment terms, delayed invoicing, higher discounts, lower renewal amounts, or cancellations. We might also experience delays or changes in customer demand, particularly if customer funding priorities change. Additionally, our employees, in many cases, are working remotely and using various technologies to perform their functions, which may create inefficiencies and reduced productivity, and reduce the effectiveness of our sales team. These effects on our customers, and the direct effect of the virus, including variants thereof, and the disruption on our employees and operations, and the speed and breadth of mass vaccinations for COVID-19 and the efficacy of such vaccines, may negatively impact our revenue, profit margins and liquidity in 2021 and beyond. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital.
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
•geopolitical turmoil; and
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

Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including but not limited to, the European General Data Protection Regulation (GDPR), which imposes additional obligations and risks upon our business. Notably, the U.K. implemented the Data Protection Act, effective May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for how GDPR is applied in the U.K. These developments in the European Union could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. From the beginning of 2021 (when the transitional period following Brexit expired), we have to continue to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the U.K. and the EU remains uncertain, for example how data transfers between the U.K. and the EU and other jurisdictions will be treated and the role of the U.K.’s supervisory authority. For example, on June 28, 2021, the European Commission adopted the adequacy decision (“the UK Adequacy Decision”) in the wake of a non-binding vote by the European Parliament against the then-Draft UK Adequacy Decision the month prior. Consequently, personal data can continue to flow from the EEA to the U.K. without the need for appropriate safeguards. The UK Adequacy Decision includes a “sunset clause”, rendering the decision valid for four years only, after which it will be reviewed by the European Commission and renewed only if the European Commission considers that the U.K. continues to ensure an adequate level of data protection. The European Commission also stated that it would intervene at any point within the four years if the U.K. deviates from the level of protection presently in place. If this adequacy decision reversed by the European Commission, it would require that companies implement protection measures such as the Standard Contractual Clauses for data transfers between the EU and the UK. These changes will lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to make further significant changes in our business operations as regulatory guidance changes, all of which may adversely affect our revenue and our business overall. Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.
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
We currently operate our cloud-based solutions primarily through third-party data centers. We do not control the operation of these facilities. These facilities and third-parties are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures, geopolitical turmoil, global epidemics, pandemics, or contagious diseases, such as COVID-19, and similar events, such as the current threatened invasion of Ukraine by Russia. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions, which would have a serious adverse impact on our business. Additionally, our data center agreements are of limited duration, subject to early termination rights in certain circumstances, may include inadequate indemnification and liability provisions, and the providers of our data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all.
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
As of December 31, 2021, we had an aggregate principal amount of $172.5 million of notes outstanding. We may also incur additional indebtedness in the future to meet future financing needs. Our current indebtedness and any future incurrence of additional significant indebtedness could have adverse consequences, including the following:
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. For example, our recent acquisition of Deloitte & Touche LLP’s pricing and contracting solutions business may present additional challenges as we integrate their business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, any deficiencies found in the technology system we use to support our controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we file with the SEC under Section 404 of the Sarbanes-Oxley Act. For example, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.
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
Our corporate headquarters and facilities are located near known earthquake fault zones and are vulnerable to significant damage from earthquakes. The corporate headquarters and facilities are also vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, global epidemics, pandemics, or contagious diseases, geopolitical turmoil, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism or vandalism or other misconduct or other unanticipated problems with our facilities could result in lengthy interruptions to our services. If any disaster were to occur, our ability to operate our business at our facilities could be seriously or completely impaired or destroyed. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.
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
Date: February 9, 2022

MODEL N INC.

By:	/s/ John Ederer
John Ederer
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)