Form 10-Q
period 2022-03-31
MODEL N, INC.
filed 2022-05-10
CIK 1118417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of April 29, 2022, the registrant had 36,824,125 shares of common stock outstanding.
1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
MODEL N, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	As of March 31, 2022	As of September 30, 2021
Assets
Current assets
Cash and cash equivalents	$170,457	$165,467
Funds held for customers	83	316
Accounts receivable, net of allowance for doubtful accounts of $185 as of March 31, 2022 and $225 as of September 30, 2021	47,907	43,185
Prepaid expenses	3,950	4,920
Other current assets	5,754	8,442
Total current assets	228,151	222,330
Property and equipment, net	1,701	1,907
Operating lease right-of-use assets	18,088	20,565
Goodwill	65,665	65,665
Intangible assets, net	41,378	45,394
Other assets	9,085	7,929
Total assets	$364,068	$363,790
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,056	$4,802
Customer funds payable	83	316
Accrued employee compensation	13,822	24,662
Accrued liabilities	5,015	4,719
Operating lease liabilities, current portion	4,556	4,529
Deferred revenue, current portion	57,457	57,431
Total current liabilities	84,989	96,459
Long term debt	129,769	124,301
Operating lease liabilities, less current portion	14,829	17,229
Other long-term liabilities	2,553	2,283
Total liabilities	232,140	240,272
Commitments and contingencies
Stockholders’ equity
Common Stock, $0.00015 par value; 200,000 shares authorized; 36,816 and 36,059 shares issued and outstanding at March 31, 2022 and September 30, 2021, respectively	6	5
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	403,539	380,528
Accumulated other comprehensive loss	(1,502)	(1,205)
Accumulated deficit	(270,115)	(255,810)
Total stockholders’ equity	131,928	123,518
Total liabilities and stockholders’ equity	$364,068	$363,790
The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Revenues
Subscription	$38,243	$35,941	$76,331	$67,376
Professional services	15,037	12,251	28,491	23,550
Total revenues	53,280	48,192	104,822	90,926
Cost of revenues
Subscription	14,464	13,734	28,380	22,726
Professional services	9,587	9,643	18,322	17,767
Total cost of revenues	24,051	23,377	46,702	40,493
Gross profit	29,229	24,815	58,120	50,433
Operating expenses
Research and development	11,811	12,495	23,238	21,192
Sales and marketing	12,039	11,509	23,078	20,965
General and administrative	9,322	7,612	17,761	16,399
Total operating expenses	33,172	31,616	64,077	58,556
Loss from operations	(3,943)	(6,801)	(5,957)	(8,123)
Interest expense, net	3,848	3,552	7,626	7,014
Other expenses (income), net	(112)	84	(12)	214
Loss before income taxes	(7,679)	(10,437)	(13,571)	(15,351)
Provision for income taxes	360	249	734	488
Net loss	$(8,039)	$(10,686)	$(14,305)	$(15,839)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.22)	$(0.30)	$(0.39)	$(0.45)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	36,619	35,305	36,419	35,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net loss	$(8,039)	$(10,686)	$(14,305)	$(15,839)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	(104)	(56)	(135)	9
Foreign currency translation gain (loss)	(180)	(41)	(162)	76
Total comprehensive loss	$(8,323)	$(10,783)	$(14,602)	$(15,754)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(14,305)	$(15,839)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	4,479	3,523
Stock-based compensation	15,308	12,910
Amortization of debt discount and issuance costs	5,391	4,784
Deferred income taxes	280	173
Amortization of capitalized contract acquisition costs	2,027	1,382
Other non-cash charges	32	—
Changes in assets and liabilities, net of acquisition
Accounts receivable	(4,682)	(1,106)
Prepaid expenses and other assets	2,614	(1,888)
Accounts payable	(729)	682
Accrued employee compensation	(5,517)	(3,963)
Other current and long-term liabilities	(1,707)	(816)
Deferred revenue	(263)	3,287
Net cash provided by operating activities	2,928	3,129
Cash flows from investing activities
Purchases of property and equipment	(349)	(745)
Acquisition of business	—	(56,834)
Net cash used in investing activities	(349)	(57,579)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of employee stock purchase plan	2,401	2,282
Net changes in customer funds payable	(233)	—
Net cash provided by financing activities	2,168	2,282
Effect of exchange rate changes on cash and cash equivalents	10	22
Net increase (decrease) in cash and cash equivalents	4,757	(52,146)
Cash and cash equivalents
Beginning of period	165,783	200,491
End of period	$170,540	$148,345

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

Basis for Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated balance sheet as of March 31, 2022 has been derived from the audited financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (“the Annual Report”) on file with the SEC. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report.

In the opinion of management, the unaudited interim consolidated financial statements include all the normal recurring adjustments necessary to present fairly our condensed consolidated financial statements. The results of operations for the six months ended March 31, 2022 are not necessarily indicative of the operating results for the full fiscal year 2022 or any future periods.

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

Disaggregation of Revenues

See Note 14, Geographic Information, for information on revenue by geography.

Customer Contract Balances

The following table reflects contract balances related to contracts with customers (in thousands):

	As of March 31, 2022	As of September 30, 2021
Accounts receivable, net	$47,907	$43,185
Contract asset	1,803	4,891
Deferred revenue	57,533	57,796
Capitalized contract acquisition costs	11,192	9,539

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

The non-current portion of deferred revenue is included in other long-term liabilities in the condensed consolidated balance sheets. During the three and six months ended March 31, 2022, the Company recognized revenue of $26.9 million and $40.9 million, respectively, that was included in the deferred revenue balances at the beginning of the periods. During the three and six months ended March 31, 2021, the Company recognized revenue of $23.0 million and $35.9 million, respectively, that was included in the deferred revenue balances at the beginning of the periods.

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
As of March 31, 2022, the current and non-current portions of capitalized contract acquisition costs were $3.8 million and $7.4 million, respectively. As of September 30, 2021, the current and non-current portions of capitalized contract acquisition costs were $3.3 million and $6.3 million, respectively. The Company amortized $1.0 million and $2.0 million of contract acquisition costs during the three and six months ended March 31, 2022, respectively. The Company amortized $0.7 million and $1.4 million of contract acquisition costs during the three and six months ended March 31, 2021, respectively.

For the three and six months ended March 31, 2022 and 2021, there was no impairment related to capitalized contract acquisition costs.

Customer Deposits

Customer deposits primarily relate to payments received from customers which could be refundable pursuant to the terms of the related arrangement. These amounts are included in accrued liabilities on the condensed consolidated balance sheets. Customer deposits were immaterial as of March 31, 2022 and September 30, 2021.

Standard payment terms to customers generally range from thirty to ninety days; however, payment terms and conditions in our customer contracts may vary. In some cases, customers prepay for subscription and services in advance of the delivery; in other cases, payment is due as services are performed or in arrears following the delivery.

Remaining Performance Obligations

Remaining performance obligations represent non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2022, the aggregate amount of the transaction price allocated to performance obligations either unsatisfied or partially unsatisfied was $284.6 million, 43% of which we expect to recognize as revenue over the next 12 months and the remainder thereafter.

3.     Leases

The Company leases facilities under noncancellable operating leases with lease terms between three years and eleven years. Certain leases include options to extend or terminate the lease. The Company factored into the determination of lease payments the options that it is reasonably certain to exercise.

Operating lease costs were $1.4 million and $2.9 million for the three and six months ended March 31, 2022, respectively, and $1.0 million and $1.8 million for the three and six months ended March 31, 2021, respectively. Short-term lease costs, variable lease costs, and sublease income were immaterial for the three and six months ended March 31, 2022 and 2021.

Cash flow information related to operating leases is as follows (in thousands):

	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$2,540	$1,191
Operating lease ROU assets obtained in exchange for new operating lease liabilities	—	12,592

The weighted-average remaining lease term is 4.0 years and the weighted-average discount rate is 2.9% as of March 31, 2022.

Maturities of operating lease liabilities as of March 31, 2022 are as follows (in thousands):

Fiscal Year
Remaining fiscal 2022	$2,407
2023	5,186
2024	5,037
2025	4,679
2026	2,669
2027 and thereafter	575
Total operating lease payments	20,553
Less imputed interest	1,168
Total operating lease liabilities	$19,385

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
The table below sets forth the Company’s marketable securities which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

					Reported as:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
As of March 31, 2022
Level 1:
Money market funds	$64,320	$—	$—	$64,320	$64,320
US Treasury securities	59,989	2	—	59,991	59,991
Total	$124,309	$2	$—	$124,311	$124,311

As of September 30, 2021
Level 1:
Money market funds	$40,755	$—	$—	$40,755	$40,755
US Treasury securities	84,997	—	—	84,997	84,997
Total	$125,752	$—	$—	$125,752	$125,752

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
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at September 30, 2021	$65,665
Additions	—
Balance at March 31, 2022	$65,665

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Estimated	As of March 31, 2022
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-15	$52,109	$(21,388)	$30,721
Developed technology	5-6	22,333	(13,372)	8,961
Non-compete agreements	5	1,600	(400)	1,200
Trade name	3	850	(354)	496
Total		$76,892	$(35,514)	$41,378

	Estimated	As of September 30, 2021
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-15	$52,109	$(19,092)	$33,017
Developed technology	5-6	22,333	(11,954)	10,379
Non-compete agreements	5	1,600	(240)	1,360
Trade name	3	850	(212)	638
Total		$76,892	$(31,498)	$45,394

The Company recorded amortization expense related to acquired intangible assets of $2.0 million and $4.0 million for the three and six months ended March 31, 2022, respectively, and $2.0 million and $3.2 million for the three and six months ended March 31, 2021, respectively.

Estimated future amortization expense for the intangible assets as of March 31, 2022 is as follows (in thousands):

Fiscal Year
Remaining fiscal 2022	$4,016
2023	7,186
2024	6,691
2025	6,620
2026	6,069
2027 and thereafter	10,796
Total future amortization	$41,378

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

The table below reconciles the cash and cash equivalents and funds held for customers as reported on the condensed consolidated balance sheets to the cash and cash equivalents on the condensed consolidated statements of cash flows (in thousands):

	As of March 31, 2022	As of September 30, 2021
Cash and cash equivalents	$170,457	$165,467
Funds held for customers	83	316
Total cash and cash equivalents	$170,540	$165,783

7.     Derivative Instruments and Hedging

The Company uses foreign currency forward contracts to hedge a portion of the forecasted foreign currency-denominated expenses incurred in the normal course of business. These contracts are designated as cash flows hedges. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign exchange rate movements. The Company does not use any of the derivative instruments for trading or speculative purposes. These contracts have maturities of 12 months or less. The Company records changes in the fair value of cash flow hedges in accumulated other comprehensive loss in the condensed consolidated balance sheets, until the forecasted transaction occurs, at which point, the related gain or loss on the cash flow hedge is reclassified to the financial statement line item to which the derivative relates.The amounts reclassified to expenses related to the hedged transactions were immaterial for the periods presented. The fair value of the outstanding non-deliverable foreign currency forward contracts was measured using Level 2 fair value inputs and was immaterial as of March 31, 2022 and September 30, 2021.

Notional Amounts of Derivative Contracts
Derivative transactions are measured in terms of the notional amount but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The notional amounts of the outstanding foreign currency forward contracts designated as cash flow hedges were $6.4 million and $6.8 million as of March 31, 2022 and September 30, 2021, respectively.

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

During the three months ended March 31, 2022, the conditions allowing holders of the Notes to convert were not met. The Notes were classified as long-term debt on the condensed consolidated balance sheets as of March 31, 2022.

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

The net carrying amounts of the liability and equity components for the Notes were as follows (in thousands):

	As of March 31, 2022	As of September 30, 2021
Liability component:
Principal amount	$172,500	$172,500
Unamortized discount	(39,725)	(44,803)
Unamortized issuance costs	(3,082)	(3,396)
Net carrying amount	$129,693	$124,301

Equity component, net of issuance costs	$55,227	$55,227

The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Coupon interest expense	$1,132	$1,132	$2,264	$2,264
Amortization of debt discount	2,575	2,302	5,079	4,541
Amortization of debt issuance costs	161	125	312	243
Total interest expense related to the Notes	$3,868	$3,559	$7,655	$7,048
Effective interest rate of the liability component	12.32%	12.32%	12.32%	12.32%

The unamortized debt discount and debt issuance costs will be amortized over 38 months as of March 31, 2022.

As of March 31, 2022, the total estimated fair value of the Notes was approximately $195.3 million which includes the equity component. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.

9.     Stockholders’ Equity

The following tables present the changes in the components of stockholders’ equity (in thousands):

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	36,433	$5	$393,278	$(1,218)	$(262,076)	$129,989
Issuance of common stock upon exercise of stock options	—	—	8	—	—	8
Issuance of common stock upon release of restricted stock units	275	1	—	—	—	1
Issuance of common stock upon ESPP purchase	108	—	2,321	—	—	2,321
Stock-based compensation	—	—	7,932	—	—	7,932
Other comprehensive loss	—	—	—	(284)	—	(284)
Net loss	—	—	—	—	(8,039)	(8,039)
Balance at March 31, 2022	36,816	$6	$403,539	$(1,502)	$(270,115)	$131,928

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	$35,049	$5	$357,106	$(1,031)	$(231,226)	$124,854
Issuance of common stock upon exercise of stock options	—	—	5	—	—	5
Issuance of common stock upon release of restricted stock units	452	—	—	—	—	—
Issuance of common stock upon ESPP purchase	66	—	2,251	—	—	2,251
Stock-based compensation	—	—	6,514	—	—	6,514
Other comprehensive loss	—	—	—	(97)	—	(97)
Net loss	—	—	—	—	(10,686)	(10,686)
Balance at March 31, 2021	35,567	$5	$365,876	$(1,128)	$(241,912)	$122,841

	Six Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2021	36,059	$5	$380,528	$(1,205)	$(255,810)	$123,518
Issuance of common stock upon exercise of stock options	8	—	80	—	—	80
Issuance of common stock upon release of restricted stock units	641	1	—	—	—	1
Issuance of common stock upon ESPP purchase	108	—	2,321	—	—	2,321
Stock-based compensation	—	—	20,610	—	—	20,610
Other comprehensive income	—	—	—	(297)	—	(297)
Net loss	—	—	—	—	(14,305)	(14,305)
Balance at March 31, 2022	36,816	$6	$403,539	$(1,502)	$(270,115)	$131,928

For the three months ended December 31, 2021, additional paid-in capital included $5.4 million related to restricted stock unit (“RSU”) grants for the portion of the bonus recorded as stock-based compensation for the year ended September 30, 2021.

	Six Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2020	34,821	$5	$351,952	$(1,213)	$(226,073)	$124,671
Issuance of common stock upon exercise of stock options	4	—	31	—	—	31
Issuance of common stock upon release of restricted stock units	676	—	—	—	—	—
Issuance of common stock upon ESPP purchase	66	—	2,251	—	—	2,251
Stock-based compensation	—	—	11,642	—	—	11,642
Other comprehensive loss	—	—	—	85	—	85
Net loss	—	—	—	—	(15,839)	(15,839)
Balance at March 31, 2021	35,567	$5	$365,876	$(1,128)	$(241,912)	$122,841

10.     Stock-based Compensation

As of March 31, 2022, the Company had approximately 2.4 million shares available for future stock awards under its equity plans and any additional releases resulting from an over-achievement relating to performance-based restricted stock units.

The following table summarizes our RSU activity which includes performance-based RSUs under all equity plans for the six months ended March 31, 2022:

	Restricted Stock Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Balance at September 30, 2021	1,748	$30.54
Granted	1,358	33.91
Released	(641)	28.71
Forfeited	(195)	30.54
Balance at March 31, 2022	2,270	$33.07

Stock-based compensation recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Cost of revenues
Subscription	$1,065	$846	$1,923	$1,369
Professional services	871	1,002	1,492	1,656
Total stock-based compensation in cost of revenues	1,936	1,848	3,415	3,025
Operating expenses
Research and development	1,509	1,613	2,790	2,744
Sales and marketing	1,826	1,967	3,446	3,520
General and administrative	3,051	2,354	5,657	3,621
Total stock-based compensation in operating expenses	6,386	5,934	11,893	9,885
Total stock-based compensation	$8,322	$7,782	$15,308	$12,910

11.     Income Taxes

The Company recorded income tax provisions of $0.4 million and $0.7 million, representing effective income tax rates of (4.7)% and (5.4)% for the three and six months ended March 31, 2022, respectively, and $0.2 million and $0.5 million, representing effective income tax rates of (2.4)% and (3.2)% for the three and six months ended March 31, 2021, respectively. The income tax provision for the three and six months ended March 31, 2022 was primarily related to foreign taxes on the Company’s profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the Acquisition. The income tax provision for the three and six months ended March 31, 2021 was primarily related to foreign taxes on the Company’s profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the Acquisition.

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

12.     Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Numerator
Basic and diluted
Net loss attributable to common stockholders	$(8,039)	$(10,686)	$(14,305)	$(15,839)
Denominator
Basic and diluted
Weighted average shares used in computing net loss per share attributable to common stockholders	36,619	35,305	36,419	35,119
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.22)	$(0.30)	$(0.39)	$(0.45)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive are as follows (in thousands):

	As of March 31,
	2022	2021
Stock options	17	30
Performance-based RSUs and RSUs	2,270	2,209
Shares issuable pursuant to the employee stock purchase plan	86	63
Convertible senior notes	—	5,176
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

Revenues

The Company disaggregates the revenues by geographic regions based on the bill to location of its customers. Revenues from customers outside of the United States were 5% and 6% of total revenues for the three and six months ended March 31, 2022, respectively, and 7% and 8% of total revenues for the three and six months ended March 31, 2021, respectively.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net, by geographic region (in thousands):

	As of March 31, 2022	As of September 30, 2021
United States	$1,131	$1,374
India	570	533
Total property and equipment, net	$1,701	$1,907

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

COVID-19

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021

	(in thousands)
Revenues
Subscription	$38,243	$35,941	$76,331	$67,376
Professional services	15,037	12,251	28,491	23,550
Total revenues	53,280	48,192	104,822	90,926
Cost of revenues
Subscription	14,464	13,734	28,380	22,726
Professional services	9,587	9,643	18,322	17,767
Total cost of revenues	24,051	23,377	46,702	40,493
Gross profit	29,229	24,815	58,120	50,433
Operating expenses
Research and development	11,811	12,495	23,238	21,192
Sales and marketing	12,039	11,509	23,078	20,965
General and administrative	9,322	7,612	17,761	16,399
Total operating expenses	33,172	31,616	64,077	58,556
Loss from operations	(3,943)	(6,801)	(5,957)	(8,123)
Interest expense, net	3,848	3,552	7,626	7,014
Other expenses (income), net	(112)	84	(12)	214
Loss before income taxes	(7,679)	(10,437)	(13,571)	(15,351)
Provision for income taxes	360	249	734	488
Net loss	$(8,039)	$(10,686)	$(14,305)	$(15,839)

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenues

	Three Months Ended March 31,
	2022		2021
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$38,243	72%	$35,941	75%	$2,302	6%
Professional services	15,037	28%	12,251	25%	2,786	23%
Total revenues	$53,280	100%	$48,192	100%	$5,088	11%

Subscription

Subscription revenues increased by $2.3 million, or 6%, to $38.2 million for the three months ended March 31, 2022 from $35.9 million for the same period last year. The increase in our subscription revenues was due primarily to increased SaaS revenue relating to our cloud-based solutions, but partially offset by declines in maintenance revenue relating to our on-premise solutions. We intend to continue to focus on growing our recurring revenue from SaaS subscriptions in future periods.

Professional services
Professional services revenues increased by $2.8 million, or 23%, to $15.0 million for the three months ended March 31, 2022 from $12.3 million for the same period last year. The increase in our professional services revenue was primarily driven by the increase in delivery activities in the second quarter of fiscal year 2022.

Cost of Revenues

	Three Months Ended March 31,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$14,464	38%	$13,734	38%	$730	5%
Professional services	9,587	64%	9,643	79%	(56)	(1)%
Total cost of revenues	$24,051	45%	$23,377	49%	$674	3%

Subscription

Cost of subscription revenues increased by $0.7 million, or 5%, to $14.5 million during the three months ended March 31, 2022 from $13.7 million for the same period last year. As a percentage of subscription revenues, cost of subscription revenues remained flat. The cost of subscription revenue also included $0.7 million of amortization expense related to the recently acquired intangible assets.

Professional services
Cost of professional services revenues decreased by $(0.1) million, or (1)%, to $9.6 million during the three months ended March 31, 2022 from $9.6 million for the same period last year. As a percentage of professional services revenue, cost of professional services revenues decreased from 79% to 64% primarily due to improved cost efficiencies.

Operating Expenses

	Three Months Ended March 31,
	2022	2021	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$11,811	$12,495	$(684)	(5)%
Sales and marketing	12,039	11,509	530	5%
General and administrative	9,322	7,612	1,710	22%
Total operating expenses	$33,172	$31,616	$1,556	5%

Research and Development
Research and development expenses decreased by $(0.7) million, or (5)%, to $11.8 million during the three months ended March 31, 2022 from $12.5 million for the same period last year. The decrease was primarily due to employee-related costs and outside services.
Sales and Marketing
Sales and marketing expenses increased by $0.5 million, or 5%, to $12.0 million during the three months ended March 31, 2022 from $11.5 million for the same period last year. This increase was primarily due to a $0.5 million increase in employee-related costs.
General and Administrative
General and administrative expenses increased by $1.7 million, or 22%, to $9.3 million during the three months ended March 31, 2022 from $7.6 million for the same period last year. This increase was primarily due to a $1.0 million increase in employee-related costs, a $0.4 million increase in outside service expenses and a $0.3 million increase in facilities expenses.

Interest and Other Expenses (Income), Net

	Three Months Ended March 31,
	2022	2021	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense, net	$3,848	$3,552	$296	8%
Other expenses (income), net	$(112)	$84	$(196)	(233)%

Interest expense, net, increased during the three months ended March 31, 2022 compared to the same period last year and was primarily driven by the accretion of discount cost on the convertible senior notes we issued in May 2020. See Note 8 to the Notes to Condensed Consolidated Financial Statements.

The change in other expenses (income), net, was primarily due to currency fluctuations.

Provision for Income Taxes

	Three Months Ended March 31,
	2022	2021	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for income taxes	$360	$249	$111	45%

The income tax provision for the three months ended March 31, 2022 was primarily related to foreign taxes on our profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the acquisition. The income tax provision for the three months ended March 31, 2021 was primarily related to foreign taxes on our profitable foreign operations and state minimum taxes.

Comparison of the Six Months Ended March 31, 2022 and 2021
Revenues

	Six Months Ended March 31,
	2022		2021
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$76,331	73%	$67,376	74%	$8,955	13%
Professional services	28,491	27%	23,550	26%	$4,941	21%
Total revenues	$104,822	100%	$90,926	100%	$13,896	15%

Subscription
Subscription revenues increased by $9.0 million, or 13%, to $76.3 million for the six months ended March 31, 2022 from $67.4 million for the same period last year. The increase in our subscription revenues was due primarily to increased SaaS revenue relating to our cloud-based solutions, but partially offset by declines in maintenance revenue relating to our on-premise solutions. Revenue from the acquired business also contributed to growth. We intend to continue to focus on growing our recurring revenue from SaaS subscriptions in future periods.

Professional services

Professional services revenues increased by $4.9 million, or 21%, to $28.5 million for the six months ended March 31, 2022 from $23.6 million for the same period last year. The increase in our professional services revenues was due to the increase in delivery activities experienced in the professional services business during the six months ended March 31, 2022.

Cost of Revenues

	Six Months Ended March 31,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$28,380	37%	$22,726	34%	$5,654	25%
Professional services	18,322	64%	17,767	75%	$555	3%
Total cost of revenues	$46,702	45%	$40,493	45%	$6,209	15%

Subscription
Cost of subscription revenues increased by $5.7 million, or 25%, to $28.4 million during the six months ended March 31, 2022 from $22.7 million for the same period last year. As a percentage of subscription revenues, cost of subscription revenues increased from 34% to 37% during the six months ended March 31, 2022 primarily due to higher cost from employee-related costs and the additional expense from the acquired business. The cost of subscription revenue also included $1.4 million of amortization expense related to the recently acquired intangible assets.

Professional services
Cost of professional services revenues increased by $0.6 million, or 3%, to $18.3 million during the six months ended March 31, 2022 from $17.8 million for the same period last year. As a percentage of professional services revenue, cost of professional services revenues decreased from 75% to 64% primarily due to improved cost efficiencies.

Operating Expenses

	Six Months Ended March 31,
	2022	2021	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$23,238	$21,192	$2,046	10%
Sales and marketing	23,078	20,965	2,113	10%
General and administrative	17,761	16,399	1,362	8%
Total operating expenses	$64,077	$58,556	$5,521	9%

Research and Development
Research and development expenses increased by $2.0 million, or 10%, to $23.2 million during the six months ended March 31, 2022 from $21.2 million for the same period last year. The increase was primarily due to the impact of the acquired business mainly from employee-related costs and equipment expense.
Sales and Marketing
Sales and marketing expenses increased by $2.1 million, or 10%, to $23.1 million during the six months ended March 31, 2022 from $21.0 million for the same period last year. This increase was primarily due to a $1.1 million increase in employee-related costs, a $0.4 million increase in intangible amortization expense related to the acquisition, a $0.4 million increase in travel and entertainment expenses and a $0.2 million increase in marketing programs.
General and Administrative
General and administrative expenses increased by $1.4 million, or 8%, to $17.8 million during the six months ended March 31, 2022 from $16.4 million for the same period last year. The increase was primarily driven by $0.8 million increase in facilities expense and a $0.6 million increase in employee-related costs.

Interest and Other Expenses (Income), Net

	Six Months Ended March 31,
	2022	2021	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense, net	$7,626	$7,014	$612	9%
Other expenses (income), net	$(12)	$214	$(226)	(106)%

Interest expense, net, increased during the six months ended March 31, 2022 compared to the same period last year and was primarily driven by the interest expense related to the convertible senior notes we issued in May 2020. See Note 8 to the Notes to Condensed Consolidated Financial Statements.

The change in other expenses (income), net, was primarily driven by currency fluctuations.

Provision for Income Taxes

	Six Months Ended March 31,
	2022	2021	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for income taxes	$734	$488	$246	50%

The income tax provision for the six months ended March 31, 2022 and 2021 was primarily related to foreign taxes on our profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the acquisition.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $170.5 million. Based on our future expectations, including the potential ability to raise cash through additional financing, and historical usage, we believe our current cash and cash equivalents are sufficient to meet our operating needs including principal payments related to our debt for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts, expansion of our business and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock and terms of any debt could impose restrictions on our operations. The sale of additional equity or additional convertible debt securities could result in more dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in, or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Cash Flows

	Six Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$2,928	$3,129
Cash flows used in investing activities	(349)	(57,579)
Cash flows provided by financing activities	2,168	2,282

Operating Activities
Cash provided by operating activities is primarily influenced by the sales of our products, our personnel-related expenditures, our facility related costs and the amount and timing of customer payments. Our largest source of operating cash inflow is cash collections from our customers from the sale of subscriptions and professional services.
Net cash provided by operating activities during the six months ended March 31, 2022 was primarily the result of non-cash adjustments of $27.5 million exceeding our net loss of $14.3 million partially offset by net cash outflows of $10.3 million from changes in operating assets and liabilities. Non-cash expenses consisted primarily of stock-based compensation of $15.3 million, amortization of debt discount and issuance costs of $5.4 million, depreciation and amortization of $4.5 million, and amortization of capitalized contract acquisition costs of $2.0 million. The net change in operating assets and liabilities primarily reflects an outflow from the changes in other current and long-term liabilities of $1.7 million, accounts receivable of $4.7 million due to timing of billing and cash collections, accounts payable of $0.7 million, deferred revenue of $0.3 million caused by the timing of invoicing, and accrued employee compensation of $5.5 million due to payments of bonuses partially offset by an inflow from the changes of prepaid expenses and other assets of $2.6 million.
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

Investing Activities
Net cash used in investing activities for the six months ended March 31, 2022 was related to purchases of property and equipment.
Net cash used in investing activities for the six months ended March 31, 2021 was related to the acquisition and purchases of property and equipment. See Note 5 to the Notes to Condensed Consolidated Financial Statements for more information of the acquisition.

Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2022 resulted from purchases made under our employee stock purchase plan, stock option exercises and the increase in funds held for customers.
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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our most recent Annual Report filed on Form 10-K for the fiscal year ended September 30, 2021.

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

The following tables provide a reconciliation of adjusted EBITDA to net loss (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Reconciliation of Adjusted EBITDA
Net loss	$(8,039)	$(10,686)	$(14,305)	$(15,839)
Adjustments
Stock-based compensation expense	8,322	7,782	15,308	12,910
Depreciation and amortization	2,239	2,203	4,479	3,523
Acquisition-related expense	—	47	—	2,409
Interest expense, net	3,848	3,552	7,626	7,014
Other expenses (income), net	(112)	84	(12)	214
Provision for income taxes	360	249	734	488
Adjusted EBITDA	$6,618	$3,231	$13,830	$10,719

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our exposure to market risks from that discussed in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2021.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of March 31, 2022, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events.

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
We have incurred net losses of $14.3 million and $15.8 million for the six months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $270.1 million. Our expenses may increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology industry and integrating the personnel, products, technologies and customers from our acquisition of Deloitte & Touche LLP’s pricing and contracting solutions business. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.
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

Risks Related to Our Business and Industry
The ongoing COVID-19 pandemic has had a material impact on the U.S. and global economies and could have a material adverse impact on our employees, suppliers and customers, which could adversely and materially impact our business, financial condition and results of operations.
The ongoing COVID-19 pandemic may adversely affect our customers’ operations, our employees, and our employee productivity, including in India where a substantial number of our employees are located and which experienced a significant surge in COVID-19 cases during 2021.
The COVID-19 pandemic has caused us to modify our business practices including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. Many of our customers have previously implemented similar measures, which may limit our ability to sell or provide professional services to them. Customers may also delay or cancel purchasing decisions or projects in light of uncertainties to their businesses arising from the COVID-19 pandemic. A prolonged disruption or any further unforeseen delay in our operations or within any of our business activities could continue to result in increased costs and reduced revenue. We could also be adversely affected if government authorities impose additional restrictions or extend the length of restrictions on public gatherings, human interactions, mandatory closures, seek voluntary closures, restrict hours of operations, or impose curfews. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.
Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. While our financial results for the quarter ended March 31, 2022 have not been materially impacted by the ongoing COVID-19 pandemic, at this point, we cannot reasonably estimate the duration and severity of this pandemic. For these reasons and other reasons that may come to light if the ongoing coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business, results of operations, financial position, and cash flows; however, its ultimate impact is highly uncertain and subject to change.

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
We currently operate our cloud-based solutions primarily through third-party data centers. We do not control the operation of these facilities. These facilities and third-parties are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures, geopolitical turmoil, global epidemics, pandemics, or contagious diseases, such as COVID-19, and similar events, such as the current invasion of Ukraine by Russia. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions, which would have a serious adverse impact on our business. Additionally, our data center agreements are of limited duration, subject to early termination rights in certain circumstances, may include inadequate indemnification and liability provisions, and the providers of our data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all.
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
The market price of our common stock could be subject to wide fluctuations in response to, among other things, the factors described in this “Risk Factors” section or otherwise and other factors beyond our control, such as fluctuations in the volume of shares traded, the valuations of companies perceived by investors to be comparable to us, stockholder activism and the general macroeconomic environment.
Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, particularly during this time of uncertainty as the world continues to respond to the COVID-19 pandemic, the war in Ukraine, rising inflation and increasing interest rates. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, or impacts related to global epidemics, pandemics, or contagious diseases, such as COVID-19, wars, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock.
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
As of March 31, 2022, we had an aggregate principal amount of $172.5 million of notes outstanding. We may also incur additional indebtedness in the future to meet future financing needs. Our current indebtedness and any future occurrence of additional significant indebtedness could have adverse consequences, including the following:
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
Date: May 10, 2022

MODEL N INC.

By:	/s/ John Ederer
John Ederer
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)