Form 10-Q
period 2022-06-30
MODEL N, INC.
filed 2022-08-09
CIK 1118417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of July 29, 2022, the registrant had 37,040,478 shares of common stock outstanding.
1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
MODEL N, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	As of June 30, 2022	As of September 30, 2021
Assets
Current assets
Cash and cash equivalents	$184,486	$165,467
Funds held for customers	174	316
Accounts receivable, net of allowance for doubtful accounts of $101 as of June 30, 2022 and $225 as of September 30, 2021	38,485	43,185
Prepaid expenses	4,804	4,920
Other current assets	8,500	8,442
Total current assets	236,449	222,330
Property and equipment, net	1,584	1,907
Operating lease right-of-use assets	16,689	20,565
Goodwill	65,665	65,665
Intangible assets, net	39,370	45,394
Other assets	9,942	7,929
Total assets	$369,699	$363,790
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,278	$4,802
Customer funds payable	174	316
Accrued employee compensation	20,379	24,662
Accrued liabilities	5,072	4,719
Operating lease liabilities, current portion	4,585	4,529
Deferred revenue, current portion	54,060	57,431
Total current liabilities	87,548	96,459
Long term debt	132,512	124,301
Operating lease liabilities, less current portion	13,454	17,229
Other long-term liabilities	3,112	2,283
Total liabilities	236,626	240,272
Commitments and contingencies
Stockholders’ equity
Common Stock, $0.00015 par value; 200,000 shares authorized; 37,040 and 36,059 shares issued and outstanding at June 30, 2022 and September 30, 2021, respectively	6	5
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	411,557	380,528
Accumulated other comprehensive loss	(2,157)	(1,205)
Accumulated deficit	(276,333)	(255,810)
Total stockholders’ equity	133,073	123,518
Total liabilities and stockholders’ equity	$369,699	$363,790
The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Revenues
Subscription	$40,554	$36,908	$116,885	$104,284
Professional services	15,618	14,130	44,109	37,680
Total revenues	56,172	51,038	160,994	141,964
Cost of revenues
Subscription	14,869	13,799	43,249	36,525
Professional services	9,938	9,651	28,260	27,418
Total cost of revenues	24,807	23,450	71,509	63,943
Gross profit	31,365	27,588	89,485	78,021
Operating expenses
Research and development	11,797	11,674	35,035	32,866
Sales and marketing	11,795	11,146	34,873	32,111
General and administrative	9,857	8,653	27,618	25,052
Total operating expenses	33,449	31,473	97,526	90,029
Loss from operations	(2,084)	(3,885)	(8,041)	(12,008)
Interest expense, net	3,794	3,631	11,420	10,645
Other expenses (income), net	(271)	(39)	(283)	175
Loss before income taxes	(5,607)	(7,477)	(19,178)	(22,828)
Provision for income taxes	611	352	1,345	840
Net loss	$(6,218)	$(7,829)	$(20,523)	$(23,668)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.17)	$(0.22)	$(0.56)	$(0.67)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	36,935	35,679	36,591	35,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(6,218)	$(7,829)	$(20,523)	$(23,668)
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges	(240)	(16)	(375)	(7)
Foreign currency translation loss	(415)	(87)	(577)	(11)
Total comprehensive loss	$(6,873)	$(7,932)	$(21,475)	$(23,686)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(20,523)	$(23,668)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	6,725	5,740
Stock-based compensation	25,186	21,850
Amortization of debt discount and issuance costs	8,211	7,286
Deferred income taxes	414	84
Amortization of capitalized contract acquisition costs	3,152	2,223
Other non-cash charges	(515)	—
Changes in assets and liabilities, net of acquisition
Accounts receivable	4,908	(2,382)
Prepaid expenses and other assets	(1,611)	(2,470)
Accounts payable	(1,516)	1,849
Accrued employee compensation	(794)	745
Other current and long-term liabilities	(3,020)	(3,095)
Deferred revenue	(3,284)	1,528
Net cash provided by operating activities	17,333	9,690
Cash flows from investing activities
Purchases of property and equipment	(486)	(842)
Acquisition of business	—	(57,849)
Net cash used in investing activities	(486)	(58,691)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	2,507	2,306
Net changes in customer funds payable	(142)	6,908
Net cash provided by financing activities	2,365	9,214
Effect of exchange rate changes on cash and cash equivalents	(335)	(30)
Net increase (decrease) in cash and cash equivalents	18,877	(39,817)
Cash and cash equivalents
Beginning of period	165,783	200,491
End of period	$184,660	$160,674

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

Basis for Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated balance sheet as of September 30, 2021 has been derived from the audited financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (“the Annual Report”) on file with the SEC. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report.

In the opinion of management, the unaudited interim consolidated financial statements include all the normal recurring adjustments necessary to present fairly our condensed consolidated financial statements. The results of operations for the nine months ended June 30, 2022 are not necessarily indicative of the operating results for the full fiscal year 2022 or any future periods.

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

Disaggregation of Revenues

See Note 14, Geographic Information, for information on revenue by geography.

Customer Contract Balances

The following table reflects contract balances related to contracts with customers (in thousands):

	As of June 30, 2022	As of September 30, 2021
Accounts receivable, net	$38,485	$43,185
Contract asset	4,212	4,891
Deferred revenue	54,548	57,796
Capitalized contract acquisition costs	12,247	9,539

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

The non-current portion of deferred revenue is included in other long-term liabilities in the condensed consolidated balance sheets. During the three and nine months ended June 30, 2022, the Company recognized revenue of $27.4 million and $51.5 million, respectively, that was included in the deferred revenue balances at the beginning of the periods. During the three and nine months ended June 30, 2021, the Company recognized revenue of $24.5 million and $45.3 million, respectively, that was included in the deferred revenue balances at the beginning of the periods.

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
As of June 30, 2022, the current and non-current portions of capitalized contract acquisition costs were $4.1 million and $8.1 million, respectively. As of September 30, 2021, the current and non-current portions of capitalized contract acquisition costs were $3.3 million and $6.3 million, respectively. The Company amortized $1.1 million and $3.2 million of contract acquisition costs during the three and nine months ended June 30, 2022, respectively. The Company amortized $0.8 million and $2.2 million of contract acquisition costs during the three and nine months ended June 30, 2021, respectively.

For the three and nine months ended June 30, 2022 and 2021, there was no impairment related to capitalized contract acquisition costs.

Customer Deposits

Customer deposits primarily relate to payments received from customers which could be refundable pursuant to the terms of the related arrangement. These amounts are included in accrued liabilities on the condensed consolidated balance sheets. Customer deposits were immaterial as of June 30, 2022 and September 30, 2021.

Standard payment terms to customers generally range from thirty to ninety days; however, payment terms and conditions in our customer contracts may vary. In some cases, customers prepay for subscription and services in advance of the delivery; in other cases, payment is due as services are performed or in arrears following the delivery.

Remaining Performance Obligations

Remaining performance obligations represent non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2022, the aggregate amount of the transaction price allocated to performance obligations either unsatisfied or partially unsatisfied was $310.1 million, 41% of which we expect to recognize as revenue over the next 12 months and the remainder thereafter.

3.     Leases

The Company leases facilities under noncancellable operating leases with lease terms between three years and eleven years. Certain leases include options to extend or terminate the lease. The Company factored into the determination of lease payments the options that it is reasonably certain to exercise.

Operating lease costs were $1.4 million and $4.4 million for the three and nine months ended June 30, 2022, respectively, and $1.4 million and $3.3 million for the three and nine months ended June 30, 2021, respectively. Short-term lease costs, variable lease costs, and sublease income were immaterial for the three and nine months ended June 30, 2022 and 2021.

Cash flow information related to operating leases is as follows (in thousands):

	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$3,800	$2,022
Operating lease ROU assets obtained in exchange for new operating lease liabilities	—	19,289

The weighted-average remaining lease term is 3.8 years and the weighted-average discount rate is 2.9% as of June 30, 2022.

Maturities of operating lease liabilities as of June 30, 2022 are as follows (in thousands):

Fiscal Year
Remaining fiscal 2022	$1,234
2023	5,099
2024	4,947
2025	4,587
2026	2,622
2027 and thereafter	575
Total operating lease payments	19,064
Less imputed interest	1,025
Total operating lease liabilities	$18,039

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
The table below sets forth the Company’s marketable securities which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

					Reported as:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
As of June 30, 2022
Level 1:
Money market funds	$33,415	$—	$—	$33,415	$33,415
US Treasury securities	84,881	—	(39)	84,842	84,842
Total	$118,296	$—	$(39)	$118,257	$118,257

As of September 30, 2021
Level 1:
Money market funds	$40,755	$—	$—	$40,755	$40,755
US Treasury securities	84,997	—	—	84,997	84,997
Total	$125,752	$—	$—	$125,752	$125,752

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
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at September 30, 2021	$65,665
Additions	—
Balance at June 30, 2022	$65,665

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Estimated	As of June 30, 2022
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-15	$52,109	$(22,536)	$29,573
Developed technology	5-6	22,333	(14,081)	8,252
Non-compete agreements	5	1,600	(480)	1,120
Trade name	3	850	(425)	425
Total		$76,892	$(37,522)	$39,370

	Estimated	As of September 30, 2021
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-15	$52,109	$(19,092)	$33,017
Developed technology	5-6	22,333	(11,954)	10,379
Non-compete agreements	5	1,600	(240)	1,360
Trade name	3	850	(212)	638
Total		$76,892	$(31,498)	$45,394

The Company recorded amortization expense related to acquired intangible assets of $2.0 million and $6.0 million for the three and nine months ended June 30, 2022, respectively, and $2.0 million and $5.2 million for the three and nine months ended June 30, 2021, respectively.

Estimated future amortization expense for the intangible assets as of June 30, 2022 is as follows (in thousands):

Fiscal Year
Remaining fiscal 2022	$2,008
2023	7,186
2024	6,691
2025	6,620
2026	6,069
2027 and thereafter	10,796
Total future amortization	$39,370

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

The table below reconciles the cash and cash equivalents and funds held for customers as reported on the condensed consolidated balance sheets to the cash and cash equivalents on the condensed consolidated statements of cash flows (in thousands):

	As of June 30, 2022	As of September 30, 2021
Cash and cash equivalents	$184,486	$165,467
Funds held for customers	174	316
Total cash and cash equivalents	$184,660	$165,783

7.     Derivative Instruments and Hedging

The Company uses foreign currency forward contracts to hedge a portion of the forecasted foreign currency-denominated expenses incurred in the normal course of business. These contracts are designated as cash flows hedges. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign exchange rate movements. The Company does not use any of the derivative instruments for trading or speculative purposes. These contracts have maturities of 12 months or less. The Company records changes in the fair value of cash flow hedges in accumulated other comprehensive loss in the condensed consolidated balance sheets, until the forecasted transaction occurs, at which point, the related gain or loss on the cash flow hedge is reclassified to the financial statement line item to which the derivative relates.The amounts reclassified to expenses related to the hedged transactions were immaterial for the periods presented. The fair value of the outstanding non-deliverable foreign currency forward contracts was measured using Level 2 fair value inputs and was immaterial as of June 30, 2022 and September 30, 2021.

Notional Amounts of Derivative Contracts
Derivative transactions are measured in terms of the notional amount but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The notional amounts of the outstanding foreign currency forward contracts designated as cash flow hedges were $9.7 million and $6.8 million as of June 30, 2022 and September 30, 2021, respectively.

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

During the three months ended June 30, 2022, the conditions allowing holders of the Notes to convert were not met. The Notes were classified as long-term debt on the condensed consolidated balance sheets as of June 30, 2022.

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

The net carrying amounts of the liability and equity components for the Notes were as follows (in thousands):

	As of June 30, 2022	As of September 30, 2021
Liability component:
Principal amount	$172,500	$172,500
Unamortized discount	(37,077)	(44,803)
Unamortized issuance costs	(2,911)	(3,396)
Net carrying amount	$132,512	$124,301

Equity component, net of issuance costs	$55,227	$55,227

The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Coupon interest expense	$1,132	$1,132	$3,396	$3,396
Amortization of debt discount	2,648	2,368	7,726	6,909
Amortization of debt issuance costs	171	134	485	377
Total interest expense related to the Notes	$3,951	$3,634	$11,607	$10,682
Effective interest rate of the liability component	12.32%	12.32%	12.32%	12.32%

The unamortized debt discount and debt issuance costs will be amortized over 35 months as of June 30, 2022.

As of June 30, 2022, the total estimated fair value of the Notes was approximately $180.5 million which includes the equity component. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.

9.     Stockholders’ Equity

The following tables present the changes in the components of stockholders’ equity (in thousands):

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2022	36,816	$6	$403,539	$(1,502)	$(270,115)	$131,928
Issuance of common stock upon exercise of stock options	9	—	106	—	—	106
Issuance of common stock upon release of restricted stock units	215	—	—	—	—	—
Issuance of common stock upon ESPP purchase	—	—	—	—	—	—
Stock-based compensation	—	—	7,912	—	—	7,912
Other comprehensive loss	—	—	—	(655)	—	(655)
Net loss	—	—	—	—	(6,218)	(6,218)
Balance at June 30, 2022	37,040	$6	$411,557	$(2,157)	$(276,333)	$133,073

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2021	$35,567	$5	$365,876	$(1,128)	$(241,912)	$122,841
Issuance of common stock upon exercise of stock options	2	—	24	—	—	24
Issuance of common stock upon release of restricted stock units	215	—	—	—	—	—
Issuance of common stock upon ESPP purchase	—	—	—	—	—	—
Stock-based compensation	—	—	6,363	—	—	6,363
Other comprehensive loss	—	—	—	(103)	—	(103)
Net loss	—	—	—	—	(7,829)	(7,829)
Balance at June 30, 2021	35,784	$5	$372,263	$(1,231)	$(249,741)	$121,296

	Nine Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2021	36,059	$5	$380,528	$(1,205)	$(255,810)	$123,518
Issuance of common stock upon exercise of stock options	17	—	186	—	—	186
Issuance of common stock upon release of restricted stock units	856	1	—	—	—	1
Issuance of common stock upon ESPP purchase	108	—	2,321	—	—	2,321
Stock-based compensation	—	—	28,522	—	—	28,522
Other comprehensive income	—	—	—	(952)	—	(952)
Net loss	—	—	—	—	(20,523)	(20,523)
Balance at June 30, 2022	37,040	$6	$411,557	$(2,157)	$(276,333)	$133,073

	Nine Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2020	34,821	$5	$351,952	$(1,213)	$(226,073)	$124,671
Issuance of common stock upon exercise of stock options	6	—	55	—	—	55
Issuance of common stock upon release of restricted stock units	891	—	—	—	—	—
Issuance of common stock upon ESPP purchase	66	—	2,251	—	—	2,251
Stock-based compensation	—	—	18,005	—	—	18,005
Other comprehensive loss	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(23,668)	(23,668)
Balance at June 30, 2021	35,784	$5	$372,263	$(1,231)	$(249,741)	$121,296

For the nine months ended June 30, 2022, additional paid-in capital included $5.4 million related to restricted stock unit (“RSU”) grants for the portion of the bonus recorded as stock-based compensation for the year ended September 30, 2021.

10.     Stock-based Compensation

As of June 30, 2022, the Company had approximately 2.2 million shares available for future stock awards under its equity plans and any additional releases resulting from an over-achievement relating to performance-based restricted stock units.

The following table summarizes our RSU activity which includes performance-based RSUs under all equity plans for the nine months ended June 30, 2022:

	Restricted Stock Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Balance at September 30, 2021	1,748	$30.54
Granted	1,597	32.25
Released	(856)	28.43
Forfeited	(246)	30.74
Balance at June 30, 2022	2,243	$32.54

Stock-based compensation recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues
Subscription	$1,380	$1,175	$3,303	$2,544
Professional services	1,194	1,260	2,686	2,916
Total stock-based compensation in cost of revenues	2,574	2,435	5,989	5,460
Operating expenses
Research and development	1,826	1,776	4,616	4,520
Sales and marketing	2,223	2,091	5,669	5,611
General and administrative	3,255	2,638	8,912	6,259
Total stock-based compensation in operating expenses	7,304	6,505	19,197	16,390
Total stock-based compensation	$9,878	$8,940	$25,186	$21,850

For the three and nine months ended June 30, 2022, the total stock-based compensation included $2.0 million and $2.4 million related to bonus expense, respectively, which was recorded in the accrued employee compensation line item in the Condensed Consolidated Balance Sheets.

For the three and nine months ended June 30, 2021, the total stock-based compensation included $2.6 million and $3.8 million related to bonus expense, respectively, which was recorded in the accrued employee compensation line item in the Condensed Consolidated Balance Sheets.

11.     Income Taxes

The Company recorded income tax provisions of $0.6 million and $1.3 million, representing effective income tax rates of (10.9)% and (7.0)% for the three and nine months ended June 30, 2022, respectively, and $0.4 million and $0.8 million, representing effective income tax rates of (4.7)% and (3.7)% for the three and nine months ended June 30, 2021, respectively. The income tax provision for the three and nine months ended June 30, 2022 was primarily related to foreign taxes on the Company’s profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the Acquisition. The income tax provision for the three and nine months ended June 30, 2021 was primarily related to foreign taxes on the Company’s profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the Acquisition.

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

12.     Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Numerator
Basic and diluted
Net loss attributable to common stockholders	$(6,218)	$(7,829)	$(20,523)	$(23,668)
Denominator
Basic and diluted
Weighted average shares used in computing net loss per share attributable to common stockholders	36,935	35,679	36,591	35,305
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.17)	$(0.22)	$(0.56)	$(0.67)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive are as follows (in thousands):

	As of June 30,
	2022	2021
Stock options	8	28
Performance-based RSUs and RSUs	2,243	1,964
Shares issuable pursuant to the employee stock purchase plan	83	61
Convertible senior notes	—	5,176
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

Revenues

The Company disaggregates the revenues by geographic regions based on the bill to location of its customers. Revenues from customers outside of the United States were 5% of total revenues for the three and nine months ended June 30, 2022, respectively, and 6% and 7% of total revenues for the three and nine months ended June 30, 2021, respectively.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net, by geographic region (in thousands):

	As of June 30, 2022	As of September 30, 2021
United States	$1,108	$1,374
India	476	533
Total property and equipment, net	$1,584	$1,907

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Revenues
Subscription	$40,554	$36,908	$116,885	$104,284
Professional services	15,618	14,130	44,109	37,680
Total revenues	56,172	51,038	160,994	141,964
Cost of revenues
Subscription	14,869	13,799	43,249	36,525
Professional services	9,938	9,651	28,260	27,418
Total cost of revenues	24,807	23,450	71,509	63,943
Gross profit	31,365	27,588	89,485	78,021
Operating expenses
Research and development	11,797	11,674	35,035	32,866
Sales and marketing	11,795	11,146	34,873	32,111
General and administrative	9,857	8,653	27,618	25,052
Total operating expenses	33,449	31,473	97,526	90,029
Loss from operations	(2,084)	(3,885)	(8,041)	(12,008)
Interest expense, net	3,794	3,631	11,420	10,645
Other expenses (income), net	(271)	(39)	(283)	175
Loss before income taxes	(5,607)	(7,477)	(19,178)	(22,828)
Provision for income taxes	611	352	1,345	840
Net loss	$(6,218)	$(7,829)	$(20,523)	$(23,668)

Comparison of the Three Months Ended June 30, 2022 and 2021
Revenues

	Three Months Ended June 30,
	2022		2021
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$40,554	72%	$36,908	72%	$3,646	10%
Professional services	15,618	28%	14,130	28%	1,488	11%
Total revenues	$56,172	100%	$51,038	100%	$5,134	10%

Subscription

Subscription revenues increased by $3.6 million, or 10%, to $40.6 million for the three months ended June 30, 2022 from $36.9 million for the same period last year. The increase in our subscription revenues was due primarily to increased SaaS revenue relating to an increase in subscriptions for our cloud-based solutions, but partially offset by declines in maintenance revenue relating to our on-premise solutions. The increase in subscriptions for our cloud-based solutions is primarily due to more existing customers transitioning to SaaS. We intend to continue to focus on growing our recurring revenue from SaaS subscriptions in future periods.

Professional services
Professional services revenues increased by $1.5 million, or 11%, to $15.6 million for the three months ended June 30, 2022 from $14.1 million for the same period last year. The increase in our professional services revenue was primarily driven by the increase in delivery activities and higher utilization in the third quarter of fiscal year 2022.

Cost of Revenues

	Three Months Ended June 30,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$14,869	37%	$13,799	37%	$1,070	8%
Professional services	9,938	64%	9,651	68%	287	3%
Total cost of revenues	$24,807	44%	$23,450	46%	$1,357	6%

Subscription

Cost of subscription revenues increased by $1.1 million, or 8%, to $14.9 million during the three months ended June 30, 2022 from $13.8 million for the same period last year. As a percentage of subscription revenues, cost of subscription revenues remained flat. The cost of subscription revenue also included $0.7 million of amortization expense related to the recently acquired intangible assets.

Professional services
Cost of professional services revenues increased by $0.3 million, or 3%, to $9.9 million during the three months ended June 30, 2022 from $9.7 million for the same period last year. As a percentage of professional services revenue, cost of professional services revenues decreased from 68% to 64% primarily due to improved cost efficiencies.

Operating Expenses

	Three Months Ended June 30,
	2022	2021	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$11,797	$11,674	$123	1%
Sales and marketing	11,795	11,146	649	6%
General and administrative	9,857	8,653	1,204	14%
Total operating expenses	$33,449	$31,473	$1,976	6%

Research and Development
Research and development expenses increased by $0.1 million, or 1%, to $11.8 million during the three months ended June 30, 2022 from $11.7 million for the same period last year. The increase was primarily due to equipment and related costs.
Sales and Marketing
Sales and marketing expenses increased by $0.6 million, or 6%, to $11.8 million during the three months ended June 30, 2022 from $11.1 million for the same period last year. This increase was primarily due to a $0.3 million increase in employee-related costs and $0.3 million increase in travel and entertainment.
General and Administrative
General and administrative expenses increased by $1.2 million, or 14%, to $9.9 million during the three months ended June 30, 2022 from $8.7 million for the same period last year. This increase was primarily due to a $0.8 million increase in employee-related costs and a $0.5 million increase in outside service expenses.

Interest and Other (Income) Expense

	Three Months Ended June 30,
	2022	2021	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense, net	$3,794	$3,631	$163	4%
Other (income), net	$(271)	$(39)	$(232)	595%

Interest expense, net, increased during the three months ended June 30, 2022 compared to the same period last year and was primarily driven by the accretion of discount cost on the convertible senior notes we issued in May 2020. See Note 8 to the Notes to Condensed Consolidated Financial Statements. The increase in interest expense related to convertible senior notes was partially offset by the increase in income on marketable securities and cash balances.

The change in other income, net, was primarily due to foreign currency fluctuations.

Provision for Income Taxes

	Three Months Ended June 30,
	2022	2021	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for income taxes	$611	$352	$259	74%

The income tax provision for the three months ended June 30, 2022 was primarily related to foreign taxes on our profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the acquisition. The income tax provision for the three months ended June 30, 2021 was primarily related to foreign taxes on our profitable foreign operations.

Comparison of the Nine Months Ended June 30, 2022 and 2021
Revenues

	Nine Months Ended June 30,
	2022		2021
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$116,885	73%	$104,284	73%	$12,601	12%
Professional services	44,109	27%	37,680	27%	$6,429	17%
Total revenues	$160,994	100%	$141,964	100%	$19,030	13%

Subscription
Subscription revenues increased by $12.6 million, or 12%, to $116.9 million for the nine months ended June 30, 2022 from $104.3 million for the same period last year. The increase in our subscription revenues was due primarily to increased SaaS revenue relating to an increase in subscription for our cloud-based solutions, but partially offset by declines in maintenance revenue relating to our on-premise solutions and term licenses. The increase in subscriptions for our cloud-based solutions is primarily due to more existing customers transitioning to SaaS. We intend to continue to focus on growing our recurring revenue from SaaS subscriptions in future periods.

Professional services

Professional services revenues increased by $6.4 million, or 17%, to $44.1 million for the nine months ended June 30, 2022 from $37.7 million for the same period last year. The increase in our professional services revenues was due to the increase in delivery activities experienced in the professional services business during the nine months ended June 30, 2022.

Cost of Revenues

	Nine Months Ended June 30,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$43,249	37%	$36,525	35%	$6,724	18%
Professional services	28,260	64%	27,418	73%	$842	3%
Total cost of revenues	$71,509	44%	$63,943	45%	$7,566	12%

Subscription
Cost of subscription revenues increased by $6.7 million, or 18%, to $43.2 million during the nine months ended June 30, 2022 from $36.5 million for the same period last year. As a percentage of subscription revenues, cost of subscription revenues increased from 35% to 37% during the nine months ended June 30, 2022 primarily due to higher cost from employee-related costs and the additional expense from the acquired business. The cost of subscription revenue also included $2.1 million of amortization expense related to the recently acquired intangible assets.

Professional services
Cost of professional services revenues increased by $0.8 million, or 3%, to $28.3 million during the nine months ended June 30, 2022 from $27.4 million for the same period last year. As a percentage of professional services revenue, cost of professional services revenues decreased from 73% to 64% primarily due to improved cost efficiencies.

Operating Expenses

	Nine Months Ended June 30,
	2022	2021	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$35,035	$32,866	$2,169	7%
Sales and marketing	34,873	32,111	2,762	9%
General and administrative	27,618	25,052	2,566	10%
Total operating expenses	$97,526	$90,029	$7,497	8%

Research and Development
Research and development expenses increased by $2.2 million, or 7%, to $35.0 million during the nine months ended June 30, 2022 from $32.9 million for the same period last year. The increase was primarily from employee-related costs and equipment expense.
Sales and Marketing
Sales and marketing expenses increased by $2.8 million, or 9%, to $34.9 million during the nine months ended June 30, 2022 from $32.1 million for the same period last year. This increase was primarily due to increase in employee-related costs, intangible amortization expense related to the acquisition, travel and entertainment expenses and marketing programs.
General and Administrative
General and administrative expenses increased by $2.6 million, or 10%, to $27.6 million during the nine months ended June 30, 2022 from $25.1 million for the same period last year. The increase was primarily driven by facilities expense and employee-related costs.

Interest and Other Expenses (Income), Net

	Nine Months Ended June 30,
	2022	2021	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense, net	$11,420	$10,645	$775	7%
Other expenses (income), net	$(283)	$175	$(458)	(262)%

Interest expense, net, increased during the nine months ended June 30, 2022 compared to the same period last year and was primarily driven by the interest expense related to the convertible senior notes we issued in May 2020. See Note 8 to the Notes to Condensed Consolidated Financial Statements. The increase in interest expense related to convertible senior notes was partially offset by the increase in income on marketable securities and cash balances.

The change in other expenses (income), net, was primarily driven by foreign currency fluctuations.

Provision for Income Taxes

	Nine Months Ended June 30,
	2022	2021	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for income taxes	$1,345	$840	$505	60%

The income tax provision for the nine months ended June 30, 2022 and 2021 was primarily related to foreign taxes on our profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the acquisition.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $184.5 million. Based on our future expectations, including the potential ability to raise cash through additional financing, and historical usage, we believe our current cash and cash equivalents are sufficient to meet our operating needs including principal payments related to our debt for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts, expansion of our business and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock and terms of any debt could impose restrictions on our operations. The sale of additional equity or additional convertible debt securities could result in more dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in, or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Cash Flows

	Nine Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$17,333	$9,690
Cash flows used in investing activities	(486)	(58,691)
Cash flows provided by financing activities	2,365	9,214

Operating Activities
Cash provided by operating activities is primarily influenced by the sales of our products, our personnel-related expenditures, our facility related costs and the amount and timing of customer payments. Our largest source of operating cash inflow is cash collections from our customers from the sale of subscriptions and professional services.
Net cash provided by operating activities during the nine months ended June 30, 2022 was primarily the result of non-cash adjustments of $43.2 million exceeding our net loss of $20.5 million partially offset by net cash outflows of $5.3 million from changes in operating assets and liabilities. Non-cash expenses consisted primarily of stock-based compensation of $25.2 million, amortization of debt discount and issuance costs of $8.2 million, depreciation and amortization of $6.7 million, and amortization of capitalized contract acquisition costs of $3.2 million. The net change in operating assets and liabilities primarily reflects an outflow from the changes of prepaid expenses and other assets of $1.6 million, accounts payable of $1.5 million, accrued employee compensation of $0.8 million, the changes in other current and long-term liabilities of $3.0 million, deferred revenue of $3.3 million caused by the timing of invoicing, offset by an inflow from accounts receivable of $4.9 million due to timing of billing and cash collections.
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

Investing Activities
Net cash used in investing activities for the nine months ended June 30, 2022 was related to purchases of property and equipment.
Net cash used in investing activities for the nine months ended June 30, 2021 was related to the acquisition of business and purchases of property and equipment. See Note 5 to the Notes to Condensed Consolidated Financial Statements for more information of the acquisition.

Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2022 and 2021 resulted from purchases made under our employee stock purchase plan, stock option exercises and the increase in funds held for customers.

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

The following tables provide a reconciliation of adjusted EBITDA to net loss (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Adjusted EBITDA
Net loss	$(6,218)	$(7,829)	$(20,523)	$(23,668)
Adjustments
Stock-based compensation expense	9,878	8,940	25,186	21,850
Depreciation and amortization	2,246	2,217	6,725	5,740
Acquisition-related expense	—	100	—	2,509
Interest expense, net	3,794	3,631	11,420	10,645
Other expenses (income), net	(271)	(39)	(283)	175
Provision for income taxes	611	352	1,345	840
Adjusted EBITDA	$10,040	$7,372	$23,870	$18,091

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our exposure to market risks from that discussed in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2021.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of June 30, 2022, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events.

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
We have incurred net losses of $20.5 million and $23.7 million for the nine months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $276.3 million. Our expenses may increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology industry and integrating the personnel, products, technologies and customers from our acquisition of Deloitte & Touche LLP’s pricing and contracting solutions business. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.
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

Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. While our financial results for the quarter ended June 30, 2022 have not been materially impacted by the ongoing COVID-19 pandemic, at this point, we cannot reasonably estimate the duration and severity of this pandemic. For these reasons and other reasons that may come to light if the ongoing coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business, results of operations, financial position, and cash flows; however, its ultimate impact is highly uncertain and subject to change.

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
Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including but not limited to, the European General Data Protection Regulation (GDPR), which imposes additional obligations and risks upon our business. Notably, the U.K. implemented the

Data Protection Act, effective May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for how GDPR is applied in the U.K. These developments in the European Union could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. From the beginning of 2021 (when the transitional period following Brexit expired), we have to continue to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the U.K. and the EU remains uncertain, for example how data transfers between the U.K. and the EU and other jurisdictions will be treated and the role of the U.K.’s supervisory authority. For example, on June 28, 2021, the European Commission adopted the adequacy decision (“the UK Adequacy Decision”) in the wake of a non-binding vote by the European Parliament against the then-Draft UK Adequacy Decision the month prior. Consequently, personal data can continue to flow from the EEA to the U.K. without the need for appropriate safeguards. The UK Adequacy Decision includes a “sunset clause”, rendering the decision valid for four years only, after which it will be reviewed by the European Commission and renewed only if the European Commission considers that the U.K. continues to ensure an adequate level of data protection. The European Commission also stated that it would intervene at any point within the four years if the U.K. deviates from the level of protection presently in place. If this adequacy decision is reversed by the European Commission, it would require that companies implement protection measures such as the Standard Contractual Clauses for data transfers between the EU and the UK. These changes will lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to make further significant changes in our business operations as regulatory guidance changes, all of which may adversely affect our revenue and our business overall. Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.

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
As of June 30, 2022, we had an aggregate principal amount of $172.5 million of notes outstanding. We may also incur additional indebtedness in the future to meet future financing needs. Our current indebtedness and any future occurrence of additional significant indebtedness could have adverse consequences, including the following:
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
Date: August 9, 2022

MODEL N INC.

By:	/s/ John Ederer
John Ederer
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)