Form 10-K
period 2022-09-30
MODEL N, INC.
filed 2022-11-18
CIK 1118417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange Stock Market on March 31, 2022, was approximately $1.0 billion.
The number of shares of Registrant’s Common Stock outstanding as of November 4, 2022, was 37,358,778.
Portions of the Registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PART I.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (Securities Act) and the Securities Exchange Act of 1934 (Exchange Act). All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, and potential impacts from macroeconomic and geopolitical events are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “goal,” “plan,” “intend,” “expect,” “seek”, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Part I, Item 1A. Risk Factors,” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Products
We provide solutions that span the organizational and operational boundaries of functions such as sales, marketing, and finance and serve as a system of record for crucial revenue management processes including pricing, quoting, contracts, rebates, incentives, channel management, reporting and regulatory compliance. Our solutions are purpose-built for the life sciences and high tech industries and are designed to work with enterprise resource planning (ERP) and customer relationship management (CRM) applications. Our solutions enable real-time pricing, contract management, deal management, quoting, and channel incentives management, including rebates, incentives, and regulatory compliance. Our Revenue Cloud suites comprise multiple applications, which are integrated to work together but are flexible enough to be deployed individually. For example, when deployed as an interconnected suite, our solutions allow prices that are set up in the price management process to flow into the quoting process. Similarly, closed deals are captured in contract management and can be synchronized with ERP systems and into regulatory reporting as required by government agencies. Our solutions provide critical data such as prices, quotes, contracts, incentives, and rebate claims that are typically not available in other enterprise systems. Our solutions can also provide customers predictive revenue insight optimization of sales and marketing investments and offers, as well as customer profitability intelligence.
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

•Government Pricing. Supports Federal government-mandated calculations and reporting requirements for average and minimum prices achieved by manufacturers across their product portfolio through various channels. Optimizes revenue and reduces the risk of fines and other penalties due to non-compliance with regulatory requirements.

•Medicaid. Improves compliance with regulatory requirements and ensures payment of rebate claims on a timely basis and at correct rates for government Medicaid programs, while helping manufacturers minimize revenue leakage due to overpayment.

•Validata. Enables manufacturers to validate, summarize and analyze prescription-level information in connection with processing of various forms of rebates to ensure accurate payments are made and duplicate reimbursements are avoided.

•State Pricing Transparency Management. Highly configurable solution to manage and meet the pricing calculations, reporting requirements, specific formats, and timelines mandated by various individual US States. Reduces the potential risk of non-compliance with state price transparency requirements.

•Deal Management. Helps increase revenue and reduce revenue leakage by connecting critical front and back-office operations to ensure optimal product placement and pricing decisions leveraging customer memberships, pricing tiers and past performance insights. Ensures better efficiency and alignment between sales and operations teams of Life Sciences Manufacturers.

•Advanced Membership Management. Helps manufacturers manage their customers’ membership with specific Group Purchasing Organizations (GPOs). Reduces revenue leakage by validating eligibility for contracted pricing and ensures compliance with specific rebate policies.

•Intelligence Cloud. Integrated business intelligence application to provide KPIs and trend analytics on all aspect of pricing, contracting, and discounting data across our suite of solutions through easy to configure dashboards and reports.

Revenue Cloud for High Tech – Our suite of solutions enables customers to modernize their sales processes by adopting a strategic approach to manage the revenue lifecycle by planned revenue.
•Deal Management. Increases deal conversion and pricing consistency with pricing, quotes and contracts natively supporting the High Tech Channel end-to-end.

•Deal Intelligence. Provides High Tech manufacturers with the ability to analyze historical deal data, measure the impact of different pricing and discounting strategies and apply their findings into current deals. Controls price concessions and determines ideal prices by using in-context analytics.

•Channel Management. Provides manufacturers a clearer view of inventory, including the ability to evaluate and perform actions, such as price protection and stock rotation and matching available inventory to quotes. Increases the ease of doing business with partners by streamlining commission calculations and validating inventory levels.

•Market Development Fund Management. Allows companies to streamline their marketing development funds MDF (MDF) programs and reduce revenue leakage by increasing partner participation through a self-service portal that facilitates claims and tracks proof of execution.

•Rebates Management.  Centralizes control of rebate programs to reduce upfront discounts and enables effective management of all incentives. Automates the end-to-end process of managing rebates from creation to payment including dashboards and reports to manage compliance and performance for both internal and external users.

•Channel Data Management. Automates the process of collection, cleansing, validation, and standardization of channel partner data, such as point of sales (POS), inventory, and claims.

•Payment Management. Enables companies to pay, audit, and manage incentive payments globally while reducing costs to ensure their accuracy and timeliness.
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
Services and Customer Support
We offer a comprehensive set of services to assist our customers through the full lifecycle of new business transformations or upgrades of existing solutions. We help our customers define, implement and support or manage our solutions. We provide implementation services, application services, business services, and strategic services both on and offshore, as described below.
•Implementation services. We assist our customers in the implementation or upgrade of our Revenue Cloud, including project management, design and solution blueprint, process improvement, application configuration or customization, systems integration, data cleansing and migration, testing and performance tuning, production cutover and post go-live support.
•Application services. We offer managed services for customers using our solutions either on-premise through a legacy contract or in the cloud, which include systems administration and infrastructure management, application support, custom feature support and education services, including process, application and end-user training.
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
Customers
As of September 30, 2022, we had approximately 194 customers. For the fiscal year ended September 30, 2022, revenues from our life sciences and high tech customers accounted for approximately 85% and 15% of our total revenues, respectively. Our customers range in size from the largest multi-national corporations to smaller, emerging companies. Our customers represent a range of sub-verticals within the broader life sciences and high tech industries, including biotechnology, pharmaceutical, medical device, generics, semiconductor, electronic component, consumer electronics, and software. During the fiscal year ended September 30, 2022, we did not rely on any single customer for a material portion of our revenue or subscription revenue.
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
As of September 30, 2022, our research and development team consisted of 316 employees globally.
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
Intellectual Property
We rely upon a combination of copyright, trade secret, trademark and, to a lesser extent, patent laws, and we also rely on contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. As of September 30, 2022, we had two patent applications pending and thirteen issued patents expiring between 2023 and 2038. We have a number of registered and unregistered trademarks. We maintain a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and to control access to our software, documentation and other proprietary information. We also believe that factors resulting from our length of presence in the market and significant research and development investments, such as our deep expertise in life sciences and high tech revenue management practices, the ability of our solutions to handle the complexities of revenue management processes, the technological and creative skills of our personnel, the creation of new features and functionality and frequent enhancements to our solutions are essential to establishing and maintaining our technology leadership position.
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
Human Capital Resources
As of September 30, 2022, we employed 1035 people, including 518 in services and customer support, 316 in research and development, 104 in sales and marketing and 97 in a general and administrative capacity. As of such date, we had 541 employees in the United States and 494 employees in international locations. We also engage temporary employees and consultants. None of our employees are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good. We conduct quarterly employee engagement surveys to understand employee sentiment and we use that feedback to build a strong employee experience.
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
We have incurred net losses of $28.6 million and $29.7 million for the fiscal years ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $284.4 million. Our expenses may increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology industry and integrating the personnel, products, technologies and customers from our acquisition of Deloitte & Touche LLP’s pricing and contracting solutions business. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure you that we will again obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.
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
A substantial portion of our total revenues in any given period may come from a relatively small number of customers. As of September 30, 2022, we had approximately 194 customers. Although our largest customers typically change from period to period, for the fiscal year ended September 30, 2022, our 15 largest customers accounted for 49% of our total revenues. During the fiscal year ended September 30, 2022, no customer represented more than 10% of our total revenues or more than 10% of our subscription revenues. We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our total revenues for the foreseeable future. The loss of any of our significant customers or groups of customers for any reason, or a change of relationship with any of our key customers may cause a significant decrease in our total revenues.
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
Subscription revenues primarily include contractual arrangements with customers accessing our cloud-based solutions and revenues associated with maintenance and support agreements from license customers. We recognize a majority of our subscription revenues over the term of our customer agreements, which, on average are typically one to three years. As a result, most of our quarterly subscription revenues result from agreements entered into during previous quarters. Consequently, a shortfall in sales of our cloud-based solutions or renewal of maintenance and support agreements in any quarter may not significantly reduce our subscription revenues for that quarter but may negatively affect subscription revenues in future quarters. Further, management measures sales performance and forecasts future subscription revenue based on the annualized value, or SaaS ARR, which is derived by taking the SaaS portion of our recurring subscription revenue for the quarter, dividing it by the number of days in the quarter, and multiplying it by 365 to get an annualized number. Management also uses SaaS Net Dollar Retention, which uses the same SaaS ARR calculations to measure the percentage change in SaaS ARR from customers that are in both the current period and the year-ago period. The amount of subscription revenue we actually recognize may be different from ARR at the end of a period in which it was recorded. Accordingly, the effect of significant downturns in sales of our cloud-based solutions or renewals of our maintenance and support agreements may not be fully reflected in our results of operations until future periods. We may be unable to adjust our cost structure rapidly to compensate for this potential shortfall in subscription revenues, or at all, to take account of reduced revenue. Our revenue recognition model for our cloud-based solutions and maintenance and support agreements also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as a significant amount of our revenues are recognized over the applicable agreement term. As a result, changes in the volume of sales of our cloud-based solutions or the renewals of our maintenance and support agreements in a particular period would not be fully reflected in our revenues until future periods.
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
Our sales contracts are primarily denominated in U.S. dollars, and therefore, substantially all of our revenues are not subject to foreign currency risk. However, the continued strengthening of the U.S. dollar could increase the real cost of our solutions to our customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses are incurred in India, are denominated in Indian rupees and are subject to fluctuations due to changes in foreign currency exchange rates. While we recently began using foreign exchange forward contracts to hedge certain cash flow exposures resulting from changes in foreign currency exchange rates, this hedging strategy may not ultimately be effective and may adversely affect our financial condition and operating results.
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
Our operations and performance depend on global economic conditions. Challenging or uncertain economic conditions including those related to global epidemics, pandemics, or contagious diseases, such as COVID-19, geopolitical turmoil, and macroeconomic conditions, inflation, fluctuations in foreign exchange rates and interest rates, make it difficult for our customers and potential customers to accurately forecast and plan future business activities and may cause our customers and potential customers to slow or reduce spending, or vary order frequency, on our solutions. Furthermore, during challenging or uncertain economic times, our customers may face difficulties gaining timely access to sufficient credit and experience decreasing cash flow, which could impact their willingness to make purchases and their ability to make timely payments to us. Global economic conditions have in the past and could continue to have an adverse effect on demand for our solutions, including new bookings and renewal and upsell rates, on our ability to predict future operating results and on our financial condition and operating results. If global economic conditions remain uncertain or deteriorate, it may materially impact our business, operating results and financial condition.

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
Companies lacking IT resources often resort to spreadsheet-assisted manual processes or personal database applications. In addition, some potential customers, particularly large enterprises, may elect to develop their own internal solutions, including custom-built solutions that are designed to support the needs of a single organization. Companies with large investments in packaged ERP or CRM applications, which do not typically provide revenue management capabilities, may extend these horizontal applications with configurations or point solution applications in order to address one or a small set of revenue management sub processes or drivers. Common horizontal applications that customers attempt to configure for this purpose in the life sciences and high tech industries include large integrated systems vendors like SAP SE and Oracle Corporation. We also encounter competition from small independent companies which compete based on price, unique product features or functions and custom developments.
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
•general macroeconomic conditions, including rising interest rates and inflation, slower growth or recession;
•geopolitical turmoil; and
•new and different sources of competition.
Our failure to manage any of these risks successfully could harm our existing and future international operations and seriously impair our overall business.
Risks Related to Regulatory Compliance
Changes in privacy laws, regulations and standards may cause our business to suffer.

Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the Court of Justice of the European Union (“ECJ”) ruled in October 2015 that the US-EU Safe Harbor framework was invalid, and on July 16, 2020, invalidated its successor program the US-EU Privacy Shield as a mechanism for managing personal data transfers between the European Union and the United States (and other countries). While the ECJ upheld the adequacy of EU-specified standard contractual clauses (a form of contract approved by the EU commission as an adequate data transfer mechanism), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances and that their use must be assessed on a case-by-case basis taking into account the surveillance laws and right of individuals in the destination country. The ECJ went on to state that, if the competent supervisory authority believes that the standard contractual clauses cannot be complied with in the recipient country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer unless the data exporter has already done so itself. Further, on June 4, 2021 the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision now in effect as of June 27, 2021. Under the Implementing Decision, we will have until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021, that rely on Standard Contractual Clauses as the data transfer mechanism. To comply with the Implementing Decision and the new Standard Contractual Clauses, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. We rely on a mixture of mechanisms to transfer personal data from our EU business to the U.S. (including having previously relied on US-EU Privacy Shield) and are evaluating what additional mechanisms may be required to establish adequate safeguards for personal data transfer.
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
Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including but not limited to, the European General Data Protection Regulation (GDPR), which imposes additional obligations and risks upon our business. Notably, the U.K. implemented the Data Protection Act, effective May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for how GDPR is applied in the U.K. These developments in the European Union could increase the risk of non-

compliance and the costs of providing our products and services in a compliant manner. From the beginning of 2021 (when the transitional period following Brexit expired), we have to continue to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the U.K. and the EU remains uncertain, for example how data transfers between the U.K. and the EU and other jurisdictions will be treated and the role of the U.K.’s supervisory authority. For example, on June 28, 2021, the European Commission adopted the adequacy decision (UK Adequacy Decision) in the wake of a non-binding vote by the European Parliament against the then-Draft UK Adequacy Decision the month prior. Consequently, personal data can continue to flow from the EEA to the U.K. without the need for appropriate safeguards. The UK Adequacy Decision includes a “sunset clause”, rendering the decision valid for four years only, after which it will be reviewed by the European Commission and renewed only if the European Commission considers that the U.K. continues to ensure an adequate level of data protection. The European Commission also stated that it would intervene at any point within the four years if the U.K. deviates from the level of protection presently in place. If this adequacy decision is reversed by the European Commission, it would require that companies implement protection measures such as the Standard Contractual Clauses for data transfers between the EU and the UK. These changes will lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to make further significant changes in our business operations as regulatory guidance changes, all of which may adversely affect our revenue and our business overall. Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.

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
U.S. export control laws and economic sanctions prohibit the shipment of certain products to U.S. embargoed or sanctioned countries, governments and persons. If we were to fail to comply with U.S. export licensing requirements, U.S. customs regulations, U.S. economic sanctions or other laws, we could be subject to substantial civil and criminal penalties, including fines, incarceration for responsible employees and managers, and the possible loss of export or import privileges. In addition, even though we take precautions to ensure that our channel partners comply with all relevant regulations, any failure by our channel partners to comply with such regulations could have negative consequences, including reputational harm, government investigations and penalties.

Furthermore, we incorporate encryption technology into our solutions. Various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our solutions or could limit our customers’ ability to implement our solutions in those countries. Changes in our solutions or changes in export and import regulations may create delays in the introduction of our solutions into international markets, prevent our customers with international operations from deploying our solutions globally or, in some cases, prevent the export or import of our solutions to certain countries, governments or person’s altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to export or sell our solutions to, existing or potential customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business, financial condition, and operating results.
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
We are legally or contractually required to comply with the anti-money laundering laws and regulations, such as, the Bank Secrecy Act, and other compliance standards related to providing managed payments and processing services for our customers. In some contexts, we are directly subject to these requirements; in other contexts, we have contractually agreed to assist our financial institutions with their obligation to comply with compliance requirements that apply to them. We have developed procedures and controls that are designed to monitor and address legal and regulatory requirements and developments and that are applicable to our payments sector. However, when our products and services are used to process illegitimate transactions, or if our products and services are subject to internal data and transaction reporting errors, and invoice or other payments settlements are improperly processed, we may suffer losses and liability. These types of illegitimate transactions or improper settlements can also expose us to governmental and regulatory sanctions and potentially prevent us from satisfying our contractual obligations to our customers or other third parties, which may cause us to be in breach of our obligations.
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
We currently operate our cloud-based solutions primarily through third-party data centers and cloud service providers. We do not control the operation of these facilities. These facilities and third-parties are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures, global epidemics, pandemics, or contagious diseases, such as COVID-19, and similar events, such as the current invasion of Ukraine by Russia. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions, which would have a serious adverse impact on our business. Additionally, our data center agreements are of limited duration, subject to early termination rights in certain circumstances, may include inadequate indemnification and liability provisions, and the providers of our data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all.

If we continue to add data centers and add capacity in our third-party existing data centers and cloud service providers, we may transfer data to other locations. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Interruptions in our service, data loss or corruption may subject us to liability to our customers, cause customers to terminate their agreements and adversely affect our renewal rates and our ability to attract new customers. Data transfers may also subject us to regional privacy and data protection laws that apply to the transmission of customer data across international borders.

We also depend on access to the Internet through third-party bandwidth providers to operate our cloud-based solution. If we lose the services of one or more of our bandwidth providers, or if these providers experience outages, for any reason, we could experience disruption in delivering our cloud-based solutions or we could be required to retain the services of a replacement bandwidth provider. Any Internet outages or delays could adversely affect our ability to provide our solutions to our customers. Our data center operations also rely heavily on the availability of electricity, which also comes from third-party providers. If we or the third-party data center facilities or cloud service provider facilities that we use to deliver our services were to experience a major power outage or if the cost of electricity were to increase significantly, our operations and financial results could be harmed. If we or our third-party data centers or cloud service provider facilities were to experience a major power outage, we or they would have to rely on back-up generators, which might not work properly or might not provide an adequate supply during a major power outage. Such a power outage could result in a significant disruption of our business.

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
The market price of our common stock could be subject to wide fluctuations in response to, among other things, the factors described in this “Risk Factors” section or otherwise and other factors beyond our control, such as fluctuations in the volume of shares traded, the valuations of companies perceived by investors to be comparable to us; stockholder activism; and the general macroeconomic and geopolitical environment.

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, particularly during this time of uncertainty as the world continues to respond the war in Ukraine, rising inflation and increasing interest rates, and the COVID-19 pandemic. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, or impacts related to global epidemics, pandemics, or contagious diseases, such as COVID-19, future interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock.

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
As of September 30, 2022, we had an aggregate principal amount of $172.5 million of notes outstanding. We may also incur additional indebtedness in the future to meet future financing needs. Our current indebtedness and any future incurrence of additional significant indebtedness could have adverse consequences, including the following:
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
In addition, the condition of the financial markets and changes in prevailing interest rates can have an adverse effect on the trading price of our notes. For example, prevailing interest rates have fluctuated in the past, and are currently increasing. This increase in prevailing interest rates could adversely affect the trading price of our notes.

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
Holders of our notes have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change (as defined in the indenture) at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefore or notes that are being redeemed or converted.
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
U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. See Note 2 to the Consolidated Financial Statements included in this report regarding the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Further, the implementation of this new guidance or a change in other principles or interpretations could have a significant effect on our financial results and could affect the reporting of transactions completed before the announcement of a change.
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
We have additional U.S. offices in Colorado, Illinois, Maine and New Jersey. We also have international office locations in India and Switzerland. We believe our facilities are adequate for our current needs and for the foreseeable future; however, we will continue to seek additional space as needed. See Note 4 to the Consolidated Financial Statements for information regarding our lease obligations.
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
Stockholders
As of November 4, 2022, there were 30 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.
Securities Authorized for Issuance under Equity Compensation Plans
The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2023 (the “Proxy Statement”). See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.
This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer Index. The chart assumes $100 was invested at the close of market on September 30, 2017, in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends.

$400
$350
$300
$250
$200
$150
$100
$50
09/30/17
09/30/18
09/30/19
09/30/20
09/30/21
09/30/22
Model N
NASDAQ Composite Index
NASDAQ Computer Index

	9/30/2017	9/30/2018	9/30/2019	9/30/2020	9/30/2021	9/30/2022
Model N	$100.00	$106.02	$185.69	$235.99	$224.08	$229.57
NASDAQ Composite Index	$100.00	$125.17	$125.82	$177.36	$231.03	$170.38
NASDAQ Computer Index	$100.00	$128.31	$134.56	$207.52	$281.90	$208.66

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
A discussion and analysis regarding our financial condition, results of operations and cash flows for the year ended September 30, 2022 compared to the year ended September 30, 2021 is presented below. A discussion regarding our financial condition, results of operations and cash flows for the year ended September 30, 2021 compared to the year ended September 30, 2020 is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on November 19, 2021.
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
Our most significant customers in any given period generally vary from period to period due to the timing in the delivery of our professional services and related revenue recognition. During the fiscal years ended September 30, 2022, and 2021, no customer represented more than 10% of our total revenues or more than 10% of our subscription revenues. For the fiscal years ended September 30, 2022, and 2021, approximately 5% and 7% of our total revenues were derived from customers located outside the United States respectively.
For the fiscal years ended September 30, 2022, and 2021, our total revenues were $219.2 million and $193.4 million respectively, representing a year-over-year increase of 13%. Revenue increased in fiscal year 2022 primarily due to the addition of subscription and professional services revenues from business services and increased subscription and professional services revenues from new and existing customers.

Key Business Metrics

In addition to the measures of financial performance presented in our Consolidated Financial Statements, we use adjusted EBITDA, SaaS ARR and Net Dollar Retention to establish budgets and operational goals and to evaluate and manage our business internally. We believe adjusted EBITDA, SaaS ARR and Net Dollar Retention provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results. For more information regarding adjusted EBITDA, see “Non-GAAP Financial Measures” below.

SaaS ARR and Net Dollar Retention

We use SaaS ARR as a measure of our SaaS revenue trend and an indicator of our future revenue opportunity from existing recurring customer contracts, assuming zero cancellations. SaaS ARR is the annualized value of our SaaS revenue, which is derived by taking the SaaS portion of our recurring subscription revenue for the quarter, dividing it by the number of days in the quarter, and multiplying it by 365 to get an annualized number. SaaS ARR is not adjusted for the impact of any known or projected future customer cancellations, service upgrades or downgrades or price increases or decreases. The amount of actual SaaS revenue that we recognize over any 12-month period is likely to differ from SaaS ARR at the beginning of that period, sometimes significantly. This may occur due to new bookings, subsequent changes in our pricing, service cancellations, upgrades or downgrades and acquisitions or divestitures. Our calculation of SaaS ARR may differ from similarly-titled metrics presented by other companies.

We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. SaaS Net Dollar Retention uses the same SaaS ARR calculations to measure the percentage change in SaaS ARR from customers that are in both the current period and the year-ago period. SaaS ARR that has been added from new customers that were not in the year-ago calculation is excluded from the SaaS Net Dollar Retention calculation. Our SaaS Net Dollar Retention Rate will fluctuate in future periods due to a number of factors, including the level of SaaS ARR, the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. SaaS ARR and SaaS Net Dollar Retention should be viewed independently of revenue, deferred revenue, and remaining performance obligations, and are not intended to be a substitute for, or combined with, any of these items.

For the quarter ended September 30, 2022, SaaS ARR was $109.4 million, which reflects a 31% year-over-year increase from $83.8 million for the quarter ended September 30,2021. SaaS Net Dollar Retention increased to 129% for the 12 months ended September 30, 2022 from 118% for the 12 months ended September 30,2021.

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
Results of Operations
The following tables set forth our consolidated results of operations for fiscal years ended September 30, 2022, and 2021 and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Years Ended September 30,
	2022	2021
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Subscription	$159,766	$142,448
Professional services	59,398	50,997
Total revenues	219,164	193,445
Cost of Revenues:
Subscription	58,509	49,933
Professional services	38,611	36,715
Total cost of revenues	97,120	86,648
Gross profit	122,044	106,797
Operating Expenses:
Research and development	47,604	44,661
Sales and marketing	47,719	43,239
General and administrative	39,676	33,311
Total operating expenses	134,999	121,211
Loss from operations	(12,955)	(14,414)
Interest expense, net	14,763	14,344
Other expenses (income), net	(558)	210
Loss before income taxes	(27,160)	(28,968)
Provision for income taxes	1,475	769
Net loss	$(28,635)	$(29,737)

Comparison of the Fiscal Years Ended September 30, 2022, and 2021
Revenues

	Fiscal Years Ended September 30,
	2022		2021
		% of		% of
	Amount	Total Revenues	Amount	Total Revenues	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Subscription	$159,766	73%	142,448	74%	$17,318	12%
Professional services	59,398	27%	50,997	26%	8,401	16%
Total revenues	$219,164	100%	$193,445	100%	$25,719	13%
Subscription
Subscription revenues increased by $17.3 million, or 12%, to $159.8 million for the fiscal year ended September 30, 2022, from $142.4 million for the fiscal year ended September 30, 2021. As a percentage of total revenues, subscription revenues decreased from 74% to 73%. The increase in our subscription revenues was due primarily to increased SaaS revenue relating to an increase in subscriptions for our cloud-based solutions, but partially offset by declines in maintenance revenue relating to our on-premise solutions and term licenses. The increase in subscriptions for our cloud-based solutions is primarily due to more existing customers transitioning to SaaS from on-premise solutions and term licenses. We intend to continue to focus on growing our recurring revenue from SaaS subscriptions in future periods.
Professional Services
Professional services revenue increased by $8.4 million, or 16%, to $59.4 million for the fiscal year ended September 30, 2022, from $51.0 million for the fiscal year ended September 30, 2021. The increase in our professional services revenues was caused by the increase in delivery activities experienced during fiscal year 2022.
Cost of Revenues

	Fiscal Years Ended September 30,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues	$ Change	% Change
	(in thousands, except percentages)
Cost of revenues
Subscription	$58,509	37%	$49,933	35%	$8,576	17%
Professional services	38,611	65%	$36,715	72%	1,896	5%
Total cost of revenues	$97,120	44%	$86,648	45%	10,472	12%
Gross profit
Subscription	$101,257	63%	$92,515	65%	$8,742	9%
Professional services	20,787	35%	$14,282	28%	6,505	46%
Total gross profit	$122,044	56%	$106,797	55%	$15,247	14%
Subscription
Cost of subscription revenues increased by $8.6 million, or 17%, to $58.5 million during the fiscal year ended September 30, 2022, from $49.9 million for the fiscal year ended September 30, 2021. As a percentage of subscription revenues, cost of subscription revenues increased from 35% in fiscal year 2021 to 37% in fiscal year 2022 primarily due to higher cost from employee-related costs. The cost of subscription revenue also included $2.8 million of amortization expense related to the recently acquired intangible assets.
Professional Services
Cost of professional services revenues increased by $1.9 million, or 5%, to $38.6 million during the fiscal year ended September 30, 2022, from $36.7 million for the fiscal year ended September 30, 2021. As a percentage of professional services revenue, cost of professional services revenues decreased from 72% to 65% primarily due to improved cost efficiencies.
Operating Expenses

	Fiscal Years Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$47,604	$44,661	$2,943	7%
Sales and marketing	47,719	43,239	4,480	10%
General and administrative	39,676	33,311	6,365	19%
Total operating expenses	$134,999	$121,211	$13,788	11%
Research and Development
Research and development expenses increased by $2.9 million, or 7%, to $47.6 million during the fiscal year ended September 30, 2022, from $44.7 million for the fiscal year ended September 30, 2021. The increase was primarily due to the impact of business services mainly from employee-related costs of $2.1 million and equipment expense of $0.8 million.
Sales and Marketing
Sales and marketing expenses increased by $4.5 million, or 10%, to $47.7 million during the fiscal year ended September 30, 2022, from $43.2 million for the fiscal year ended September 30, 2021. This increase was primarily due to a $2.7 million increase in employee-related costs, a $0.3 million increase in outside services, a $0.9 million increase in travel and entertainment expenses and $0.4 million increase in other operating expenses.
General and Administrative
General and administrative expenses increased by $6.4 million, or 19%, to $39.7 million during the fiscal year ended September 30, 2022, from $33.3 million for the fiscal year ended September 30, 2021. The increase was primarily driven by a $4.9 million increase in employee-related costs, a $3.2 million increase in outside services, a $0.2 million increase in travel and entertainment expense, a $0.5 million increase in equipment expense, partially offset by a $2.5 million decrease of acquisition-related expenses.
Interest and Other (Income) Expense, Net

	Fiscal Years Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Interest expense, net	$14,763	14,344	$419	3%
Other (income) expenses, net	$(558)	210	$(768)	(366)%

Interest expense, net, increased by $0.4 million to $14.8 million during the fiscal year ended September 30, 2022, from $14.3 million during the fiscal year ended September 30, 2021. The increase was primarily driven by the accretion of discount cost on convertible senior notes we issued in May 2020. See “Note 10. Convertible Senior Notes” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. The increase in interest expense was partially off-set by the increase in income on marketable securities and cash balances
The change in other (income) expense, net was primarily due to currency fluctuations.
Provision for Income Taxes

	Fiscal Years Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Provision for income taxes	$1,475	$769	$706	92%
The income tax provision for fiscal year 2022 and 2021 was primarily related to foreign taxes on our profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the acquisition.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents. As of September 30, 2022, we had cash and cash equivalents of $193.5 million.

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

Cash Flows

	Fiscal Years Ended September 30,
	2022	2021
	(in thousands)
Cash flows provided by operating activities	$25,287	$19,590
Cash flows used in investing activities	(993)	(58,904)
Cash flows provided by financing activities	4,543	4,623
Operating Activities
Net cash provided by operating activities during the fiscal year ended September 30, 2022 was primarily the result of non-cash adjustments of $60.1 million exceeding our net loss of $28.6 million partially offset by net cash outflows of $6.2 million from changes in operating assets and liabilities. Non-cash expenses consisting primarily of stock-based compensation of $36.1 million, amortization of debt discount and issuance costs of $11.1 million, depreciation and amortization of $9.0 million, and amortization of capitalized contract acquisition costs of $4.3 million. The net change in operating assets and liabilities primarily reflects an outflow from the changes in prepaid expenses and other assets of $7.1 million, accounts receivable of $5.7 million due to timing of billing and cash collections, and other current and long-term liabilities of $2.2 million, partially offset by an inflow from the changes in deferred revenue of $4.8 million caused by the timing of amounts invoiced and revenue recognized, accrued employee compensation of $2.9 million, and accounts payable of $1.0 million due to timing of vendor invoices and payments.
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
Investing Activities
Net cash used in investing activities for fiscal year ended September 30, 2022, consisted of $1.0 million for purchases of property and equipment.
Net cash used in investing activities for fiscal year ended September 30, 2021, consisted of $57.8 million used in connection with the acquisition and $1.1 million for purchases of property and equipment. See Note 6 in the notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information of the acquisition.
Financing Activities
Net cash provided by financing activities for the fiscal year ended September 30, 2022 and 2021, resulted from $4.3 million proceeds from purchases made under our employee stock purchase plan and the exercise of stock options and $0.3 million increase in funds held for customers.

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
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States. We define adjusted EBITDA as net loss before items discussed below, including: stock-based compensation expense, depreciation and amortization, acquisition related expense, interest expense, net, other expenses (income), net, and provision for (benefit from) income taxes. We believe adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. We also use this measure internally to establish budgets and operational goals to manage our business and evaluate our performance.
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

	Fiscal Years Ended September 30,
	2022	2021
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(28,635)	$(29,737)
Adjustments:
Stock-based compensation expense	36,054	29,963
Depreciation and amortization	8,991	7,972
Acquisition-related expense	—	2,509
Interest expense, net	14,763	14,344
Other expenses (income), net	(558)	210
Provision for income taxes	1,475	769
Adjusted EBITDA	$32,090	$26,030

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
In the first quarter of 2019, we initiated a hedging program with respect to foreign currency risk.  During fiscal year September 30, 2022, the effect of a hypothetical 10% change in foreign currency exchange rates to which we have exposure, after considering foreign currency hedges, would have had an impact of approximately $1.8 million on our net loss. As our international operations grow, we will continue to reassess our approach to managing our risk relating to fluctuations in currency rates.

Item 8.    Financial Statements and Supplementary Data
MODEL N, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Model N, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Model N, Inc. and its subsidiaries (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended September 30, 2022 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Identifying and Evaluating Terms and Conditions in Contracts

As described in Note 2 to the consolidated financial statements, the Company applies the five step revenue recognition framework to recognize revenue from contracts with customers. Management applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. The Company has $219 million of total revenue for the year ended September 30, 2022 generated from contracts with customers.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
November 18, 2022

We have served as the Company’s auditor since 2007.

MODEL N, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	As of September 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$193,524	$165,467
Funds held for customers	603	316
Accounts receivable, net of allowance of $102 and $225 as of September 30, 2022, and 2021, respectively	49,121	43,185
Prepaid expenses	5,772	4,920
Other current assets	12,516	8,442
Total current assets	261,536	222,330
Property and equipment, net	1,838	1,907
Operating lease right-of-use assets	15,392	20,565
Goodwill	65,665	65,665
Intangible assets, net	37,362	45,394
Other assets	10,454	7,929
Total assets	392,247	363,790
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,820	$4,802
Customer funds payable	603	316
Accrued employee compensation	26,712	24,662
Accrued liabilities	6,860	4,719
Operating lease liabilities, current portion	4,651	4,529
Deferred revenue, current portion	62,282	57,431
Total current liabilities	106,928	96,459
Long-term debt	135,417	124,301
Operating lease liabilities, less current portion	12,142	17,229
Other long-term liabilities	3,139	2,283
Total liabilities	257,626	240,272
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 37,358 and 36,059 shares issued and outstanding at September 30, 2022 and September 30, 2021, respectively	6	5
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	421,473	380,528
Accumulated other comprehensive loss	(2,413)	(1,205)
Accumulated deficit	(284,445)	(255,810)
Total stockholders’ equity	134,621	123,518
Total liabilities and stockholders’ equity	$392,247	$363,790
The accompanying notes are an integral part of these Consolidated Financial Statements.

MODEL N, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Years Ended September 30,
	2022	2021	2020
Revenues:
Subscription	$159,766	$142,448	$116,184
Professional services	59,398	50,997	44,872
Total revenues	219,164	193,445	161,056
Cost of revenues:
Subscription	58,509	49,933	34,461
Professional services	38,611	36,715	31,035
Total cost of revenues	97,120	86,648	65,496
Gross profit	122,044	106,797	95,560
Operating expenses:
Research and development	47,604	44,661	34,361
Sales and marketing	47,719	43,239	38,979
General and administrative	39,676	33,311	28,826
Total operating expenses	134,999	121,211	102,166
Loss from operations	(12,955)	(14,414)	(6,606)
Interest expense, net	14,763	14,344	6,322
Other expenses (income), net	(558)	210	(76)
Loss before income taxes	(27,160)	(28,968)	(12,852)
Provision for income taxes	1,475	769	812
Net loss	$(28,635)	$(29,737)	$(13,664)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.78)	$(0.84)	$(0.40)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	36,744	35,461	34,008
The accompanying notes are an integral part of these Consolidated Financial Statements.

MODEL N, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Fiscal Years Ended September 30,
	2022	2021	2020
Net loss	$(28,635)	$(29,737)	$(13,664)
Other comprehensive income (loss), net:
Unrealized gain (loss) on cash flow hedges	(316)	38	33
Foreign currency translation loss	(892)	(30)	(77)
Total comprehensive loss	$(29,843)	$(29,729)	$(13,708)
The accompanying notes are an integral part of these Consolidated Financial Statements.

MODEL N, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at September 30, 2019	32,995	$5	$266,295	$(1,169)	$(212,409)	$52,722
Issuance of common stock upon exercise of stock options	65	—	503	—	—	503
Issuance of common stock upon release of restricted stock units	1,613	—	—	—	—	—
Issuance of common stock under stock purchase plans	148	—	3,731	—	—	3,731
Stock-based compensation (1)	—	—	26,196	—	—	26,196
Equity component of convertible senior notes, net of issuance costs	—	—	55,227	—	—	55,227
Other comprehensive loss	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	(13,664)	(13,664)
Balance at September 30, 2020	34,821	$5	$351,952	$(1,213)	$(226,073)	$124,671
Issuance of common stock upon exercise of stock options	9	—	73	—	—	73
Issuance of common stock upon release of restricted stock units	1,091	—	—	—	—	—
Issuance of common stock under stock purchase plans	138	—	4,234	—	—	4,234
Stock-based compensation	—	—	24,269	—	—	24,269
Other comprehensive income	—	—	—	8	—	8
Net loss	—	—	—	—	(29,737)	(29,737)
Balance at September 30, 2021	36,059	$5	$380,528	$(1,205)	$(255,810)	$123,518
Issuance of common stock upon exercise of stock options	21	—	232	—	—	232
Issuance of common stock upon release of restricted stock units	1,091	1	—	—	—	1
Issuance of common stock under stock purchase plans	187	—	4,023	—	—	4,023
Stock-based compensation (2)	—	—	36,690	—	—	36,690
Other comprehensive income	—	—	—	(1,208)	—	(1,208)
Net loss	—	—	—	—	(28,635)	(28,635)
Balance at September 30, 2022	37,358	$6	$421,473	$(2,413)	$(284,445)	$134,621
(1) For the year ended September 30, 2020, the additional paid-in capital included $3.7 million related to restricted stock unit grants for the portion of the bonus recorded as stock-based compensation for the year ended September 30, 2019.
(2) For the year ended September 30, 2022, the additional paid in capital included $5.4 million related to restricted stock unit grants for the portion of the bonus recorded as stock-based compensation for the year ended September 30, 2021.
The accompanying notes are an integral part of these Consolidated Financial Statements.

MODEL N, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Years Ended September 30,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(28,635)	$(29,737)	$(13,664)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	8,991	7,972	5,498
Stock-based compensation	36,054	29,963	22,500
Amortization of debt discount and issuance costs	11,114	9,863	3,405
Deferred income taxes	389	95	389
Amortization of capitalized contract acquisition costs	4,349	3,114	2,459
Loss on early extinguishment of debt	—	—	319
Other non-cash charges	(797)	10	(4)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(5,685)	(3,542)	(8,836)
Prepaid expenses and other assets	(7,108)	(4,224)	(3,091)
Accounts payable	1,049	1,695	544
Accrued employee compensation	2,946	1,933	927
Other accrued and long-term liabilities	(2,197)	(2,003)	(2,433)
Deferred revenue	4,817	4,451	6,393
Net cash provided by operating activities	25,287	19,590	14,406
Cash flows from investing activities:
Purchases of property and equipment	(993)	(1,055)	(579)
Acquisition of business	—	(57,849)	—
Net cash used in investing activities	(993)	(58,904)	(579)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of employee stock purchase plan	4,255	4,307	4,234
Proceeds from issuance of convertible senior notes, net of issuance costs	—	—	166,409
Principal payments on loan	—	—	(44,750)
Net changes in customer funds payable	288	316	—
Net cash provided by financing activities	4,543	4,623	125,893
Effect of exchange rate changes on cash and cash equivalents	(493)	(17)	(9)
Net increase (decrease) in cash and cash equivalents	28,344	(34,708)	139,711
Cash and cash equivalents
Beginning of period	165,783	200,491	60,780
End of period	$194,127	$165,783	$200,491

Supplemental Disclosure of Cash Flow Data:
Cash paid for income taxes	$995	$936	$488
Cash paid for interest	4,528	4,641	1,433
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
Fiscal Year
The Company’s fiscal year ends on September 30. References to fiscal year 2022, for example, refer to the fiscal year ended September 30, 2022.
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
Revenue Recognition under ASC Topic 606
The Company derives revenues primarily from subscription revenues and professional services revenues. The Company accounts for revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is to recognize revenue upon the transfer of services or products to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or products. The Company applies the following five step revenue recognition framework to recognize revenue from contracts with customers:
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
Capitalized Contract Acquisition Costs under ASC Topic 606
The Company capitalizes incremental costs incurred to acquire contracts with customers, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. The Company incurs these costs in connection with both initial contracts and renewals. Such costs for renewals are not considered commensurate with those for initial contracts given the substantive difference in commission rates in proportion to their respective contract values. The costs in connection with initial contracts and renewals are deferred and amortized ratably over an expected customer life of five years and over the renewal term, respectively, which corresponds to the period of benefit to the customer. The Company determined the period of benefit by considering the Company’s history of customer relationships, length of customer contracts, technological development and obsolescence, and other factors. The current and non-current portion of capitalized contract acquisition costs are included in other current assets and other assets on the Consolidated Balance Sheets. Amortization expense is included in sales and marketing expenses on the Consolidated Statements of Operations.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months at date of purchase to be cash equivalents. The Company’s cash equivalents are comprised of money market funds and US Treasury securities and are maintained with financial institutions with high credit ratings.
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
The following customers comprised 10% or more of the Company’s accounts receivable as of September 30, 2022, and 2021:

	As of September 30,
Accounts Receivable	2022	2021
Company A	less than 10%	13%

MODEL N, INC.
Notes to Consolidated Financial Statements

No customer represented more than 10% of the Company’s total revenues for the fiscal years ended September 30, 2022, 2021, and 2020.
Accounts Receivable and Allowance
Accounts receivable are recorded at the invoiced amount, net of allowances for credit losses. The allowance for credit losses is based on management’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of this allowance for credit losses by considering historical experience, the age of the accounts receivable balances, the credit quality of the customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect customers’ ability to pay to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified.
Revenue that has been recognized, but for which the Company has not invoiced the customer, amounting to $14.0 million and $6.0 million is recorded as unbilled receivables and is included in accounts receivables in the Consolidated Balance Sheets as of September 30, 2022, and 2021, respectively. Invoices that have been issued before revenue has been recognized are recorded as deferred revenue in the Consolidated Balance Sheets.
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
Operating lease assets, also known as right-of-use asset (“ROU assets") represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make payments arising from the lease. Operating leases are included in “Operating lease right-of-use assets”, “Operating lease liabilities, current portion”, and “Operating lease liabilities, less current portion” in the consolidated balance sheets.
Operating lease ROU assets and operating lease liabilities are recognized at the present value of the future lease payments at commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received.
The Company’s lease arrangements may contain lease and non-lease components. The Company elected to combine lease and non-lease components. In determining the present value of the future lease payments, the Company considers only payments that are fixed and determinable at commencement date, including non-lease components. Variable components such as utilities and maintenance costs are expensed as incurred. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. In determining the appropriate incremental borrowing rate, the Company considers information including, but not limited to, its credit rating, the lease term, and the economic environment where the leased asset is located. Lease terms include periods under options to extend or terminate the lease when the Company is reasonably certain to exercise those options or not to exercise those options, respectively. Lease expense is recognized on a straight-line basis over the lease term.
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
Goodwill and Intangible Assets
The Company records goodwill when consideration paid in an acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company conducted the annual impairment test of goodwill as of September 30, 2022, and 2021. For purposes of goodwill impairment testing, the Company has one reporting unit. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. When performing the goodwill impairment test, the Company compares the fair value of the single reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the fair value with goodwill written down accordingly. There have been no goodwill impairments during the periods presented.
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

Fair Value of Financial Instruments
The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable, certain accrued liabilities and convertible senior notes. The Company regularly reviews its financial instruments portfolio to identify and evaluate such instruments that have indications of possible impairment. When there is no readily available market data, fair value estimates are made by the Company, which involves some level of management estimation and judgment and may not necessarily represent the amounts that could be realized in a current or future sale of these assets.
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
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred. The Company incurred $0.2 million, $0.3 million, and $0.2 million in advertising and promotions costs during the fiscal years ended September 30, 2022, 2021, and 2020, respectively.
Employee Benefit Plan
The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code (IRC). Under the 401(k) Plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. The Company contributed approximately $0.8 million, $0.8 million, and $0.6 million for the years ended September 30, 2022, 2021, and 2020, respectively.
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
Income Taxes
The Company accounts for income taxes in accordance with the FASB ASC No. 740—Accounting for Income Taxes (“ASC 740”). The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in the subsequent period when such a change in estimate occurs. The Company regularly assesses the likelihood that its deferred income tax assets will be realized from future taxable income based on the realization criteria set forth in ASC 740. To the extent that the Company believes any amounts are not more likely than not to be realized, the Company records a valuation allowance to reduce the deferred income tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax

MODEL N, INC.
Notes to Consolidated Financial Statements

planning strategies. In the event the Company determines that it is more likely than not that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to income tax expense in the period such determination is made. Similarly, if the Company subsequently realizes deferred income tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in an adjustment to income tax expense in the period such determination is made.
As of September 30, 2022, and 2021, the Company had gross deferred income tax assets, related primarily to net operating loss (“NOL”) carry forwards, stock compensation, accruals and reserves that are not currently deductible, depreciation and amortization, and research and development tax credits of $110.3 million and $107.6 million, respectively, which have been fully offset by valuation allowance and deferred tax liabilities. Utilization of these net loss carry forwards is subject to the limitations of IRC Section 382 (“Section 382 Limitations”). A Section 382 study was performed in fiscal year 2013 and subsequent Section 382 analyses have been performed. It is determined that there are no material limitations of IRC Section 382. However, in the future, some portion or all of these carry forwards may not be available to offset any future taxable income.
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

MODEL N, INC.
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. ASU 2020-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2021, with early adoption permitted after December 31, 2020, and can be adopted either on modified retrospective or full retrospective basis. The Company will adopt this ASU on October 1, 2022 on a modified retrospective basis. The adoption is expected to reduce paid-in capital by approximately $55 million due to the recombination of the equity conversion component of the convertible debt, which was initially separated and recorded in stockholders’ equity and to increase convertible debt by approximately $34 million due to removal of the remaining debt discount, related to the previous separation. The net effect of these adjustments of approximately $21 million will be recorded as a reduction in the balance of the opening accumulated deficit as of October 1, 2022.

The Company expects that the adoption of this ASU will result in the reduction of non-cash interest expense for the year ending September 30, 2023 and future periods until the settlement of the remaining outstanding Notes.

Upon adoption, the Company will prospectively utilize the if-converted method to calculate the impact of convertible instruments on diluted earnings per share.

The adoption of this ASU will have no impact on the consolidated statement of cash flows.
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
The Company derives revenues primarily from subscription revenues and professional services revenues. Revenues are recorded at a net basis which exclude sales taxes that are collected from customers.

Disaggregation of Revenues
See Note 15, Geographic Information, for information on revenue by geography.

MODEL N, INC.
Notes to Consolidated Financial Statements

Customer Contract Balances
The following table reflects balances related to contracts with customers (in thousands):

	As of September 30,
	2022	2021
Accounts receivable, net	$35,095	$37,177
Unbilled accounts receivable, net	14,026	6,008
Total accounts receivable, net	$49,121	$43,185
Contract asset	$7,671	$4,891
Deferred revenue	$62,649	$57,796
Capitalized contract acquisition costs	$13,041	$9,539

Accounts Receivable
Accounts receivable represents our right to consideration that is unconditional, net of allowances for credit losses. The allowance for credit losses is based on management’s assessment of the collectability of accounts receivable amounts. The additions, write-offs and deductions to the allowance for credit losses were immaterial for the fiscal years ended September 30, 2022, 2021, and 2020.

Unbilled Accounts Receivable
Unbilled accounts receivable consist of a receivable primarily for the revenue recognized for services performed but not yet billed. As of September 30, 2022 and 2021, the unbilled accounts receivable were $14.0 million and $6.0 million, respectively. There was no allowance for credit losses associated with unbilled accounts receivable as of September 30, 2022 and 2021.
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
The non-current portion of deferred revenue is included in other long-term liabilities in the Consolidated Balance Sheets. During the year ended September 30, 2022, the Company recognized $57.4 million of revenue that was included in the deferred revenue balance at the beginning of the period.
Capitalized Contract Acquisition Costs
As of September 30, 2022, the current and non-current portions of capitalized contract acquisition costs were $4.4 million and $8.6 million, respectively. The Company amortized $4.3 million. $3.1 million, and $2.5 million of contract acquisition costs during the years ended September 30, 2022, 2021, and 2020, respectively. For the years ended September 30, 2022, 2021, and 2020, there was no impairment related to capitalized contract acquisition costs.
Customer Deposits
Customer deposits primarily relate to payments received from customers which could be refundable pursuant to the terms of the arrangement. These amounts are included in accrued liabilities on the Consolidated Balance Sheets. The customer deposits amount was immaterial as of September 30, 2022, and 2021.
Standard payment terms to customers generally range from thirty to ninety days; however, payment terms and conditions in the customer contracts may vary. In some cases, customers prepay for subscription and services in advance of the delivery; in other cases, payment is due as services are performed or in arrears following the delivery.

MODEL N, INC.
Notes to Consolidated Financial Statements

Remaining Performance Obligations
Remaining performance obligations represent non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2022, the aggregate amount of the transaction price allocated to performance obligations either unsatisfied or partially unsatisfied was $334.7 million, 40% of which the Company expects to recognize as revenue over the next 12 months and the remainder thereafter.
Note 4. Leases
The Company leases facilities under noncancelable operating leases with lease terms between three years and eleven years. Certain leases include options to extend or terminate the lease. The Company factored into the determination of lease payments the options that it is reasonably certain to exercise.
Operating lease costs were $5.8 million, $4.6 million and $3.2 million for the years ended September 30, 2022, 2021 and 2020, respectively. Short-term lease costs, variable lease costs, and sublease income were immaterial for the years ended September 30, 2022, 2021 and 2020 .
Cash flow information related to operating leases is as follows (in thousands):

	Fiscal Years Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$5,032	$2,789
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$—	$20,593
Operating lease ROU assets obtained in exchange for new operating lease liabilities during the year ended September 30, 2021 are primarily related to the Company’s headquarters lease and the lease for new office space in India that commenced during the period.
The weighted-average remaining lease terms were 3.6 years and 4.5 years as of September 30, 2022, and 2021, respectively. The weighted-average discount rates were 2.9% and 2.9% as of September 30, 2022, and 2021, respectively.
Maturities of operating lease liabilities as of September 30, 2022 are as follows (in thousands):

Fiscal Year
2023	$5,060
2024	4,907
2025	4,545
2026	2,601
2027	515
2028 and thereafter	60
Total operating lease payments	17,688
Less imputed interest	896
Total operating lease liabilities	$16,792

MODEL N, INC.
Notes to Consolidated Financial Statements

Note 5. Financial Instruments
The table below sets forth the Company’s cash equivalents as of September 30, 2022, and 2021, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement. The Company had no liabilities measured at fair value on a recurring basis.

					Reported as:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
As of September 30, 2022
Level 1:
Money market funds	$61,956	$—	$—	$61,956	$61,956
US Treasury securities	89,679	11	(6)	89,684	89,684
Total	$151,635	$11	$(6)	$151,640	$151,640

As of September 30, 2021
Level 1:
Money market funds	$40,755	$—	$—	$40,755	$40,755
US Treasury securities	84,997	—	—	84,997	84,997
Total	$125,752	$—	$—	$125,752	$125,752

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
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at September 30, 2021	$65,665
Addition from Acquisition	—
Balance at September 30, 2022	$65,665

MODEL N, INC.
Notes to Consolidated Financial Statements

Intangible Assets
The following table summarizes the gross intangible assets, accumulated amortization, and net intangible assets balances as of September 30, 2022:

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Intangible Assets:
Customer relationships	3-15	$52,109	$(23,684)	$28,425
Developed technology	5-6	22,333	(14,791)	7,543
Non-compete agreements	5	1,600	(560)	1,040
Trade name	3	850	(496)	354
Total		$76,892	$(39,531)	$37,362
The following table summarizes the gross intangible assets, accumulated amortization, and net intangible assets balances as of September 30, 2021:

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Intangible Assets:
Customer relationships	3-15	$52,109	$(19,092)	$33,017
Developed technology	5-6	22,333	(11,954)	10,379
Non-compete agreements	5	$1,600	$(240)	$1,360
Trade name	3	$850	$(212)	$638
Total		$76,892	$(31,498)	$45,394
The Company recorded amortization expense related to the acquired intangible assets of $8.0 million, $7.2 million and $4.8 million during the fiscal years ended September 30, 2022, 2021, and 2020, respectively.
Estimated future amortization expense for the intangible assets as of September 30, 2022 is as follows:

Fiscal Years Ending September 30,
(in thousands)
2023	$7,186
2024	6,691
2025	6,620
2026	6,069
2027	2,266
2028 and thereafter	8,530
Total future amortization	$37,362

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

MODEL N, INC.
Notes to Consolidated Financial Statements

The table below reconciles the cash and cash equivalents and funds held for customers as reported on the Consolidated Balance Sheets to the cash and cash equivalents on the Consolidated Statements of Cash Flows (in thousands):

	As of September 30,
	2022	2021
Cash and cash equivalents	$193,524	$165,467
Funds held for customers	603	316
Total cash and cash equivalents	$194,127	$165,783
Note 8. Derivative Instruments and Hedging
The Company uses foreign currency forward contracts to hedge a portion of the forecasted foreign currency-denominated expenses incurred in the normal course of business. These contracts are designated as cash flows hedges. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign exchange rate movements. The Company does not use any of the derivative instruments for trading or speculative purposes. These contracts have maturities of 12 months or less. The amounts reclassified to expenses related to the hedged transactions were immaterial for the years ended September 30, 2022, 2021, and 2020. The fair value of the outstanding non-deliverable foreign currency forward contracts was measured using Level 2 fair value inputs and was immaterial as of September 30, 2022, and 2021.
Notional Amounts of Derivative Contracts
Derivative transactions are measured in terms of the notional amount but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The notional amounts of the Company's outstanding foreign currency forward contracts designated as cash flow hedges were $4.3 million and $6.8 million as of September 30, 2022, and 2021, respectively.
Note 9. Property and Equipment
Components of property and equipment consisted of the following:

	As of September 30,
	2022	2021
	(in thousands)
Computer software and equipment	$5,372	$5,542
Furniture and fixtures	1,148	1,257
Leasehold improvements	527	481
Software development costs	5,753	7,801
Total property and equipment	$12,800	$15,081
Less: Accumulated depreciation and amortization	(10,962)	(13,174)
Total Property and equipment, net	$1,838	$1,907

Depreciation expense including depreciation of assets under capital leases totaled $1.0 million, $0.8 million, and $0.7 million for the fiscal years ended September 30, 2022, 2021, and 2020, respectively.
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
During the year ended September 30, 2022, the conditions allowing holders of the Notes to convert were not met. The Notes were classified as long-term debt on the Consolidated Balance Sheets as of September 30, 2022.
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

MODEL N, INC.
Notes to Consolidated Financial Statements

The net carrying amounts of the liability and equity components for the Notes were as follows (in thousands):

	As of September 30,
	2022	2021
Liability component:
Principal amount	$172,500	$172,500
Unamortized discount	(34,354)	(44,803)
Unamortized issuance costs	(2,729)	(3,396)
Net carrying amount	$135,417	$124,301

Equity component, net of issuance costs	$55,227	$55,227
The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Fiscal Years Ended September 30,
	2022	2021
Coupon interest expense	$4,528	$4,528
Amortization of debt discount	10,448	9,344
Amortization of debt issuance costs	666	519
Total interest expense related to the Notes	$15,642	$14,391
Effective interest rate of the liability component	12.32%	12.32%
The unamortized debt discount and debt issuance costs will be amortized over 32 months as of September 30, 2022.
As of September 30, 2022, the total estimated fair value of the Notes was approximately $211.7 million which includes the equity component. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions, and there were no material claims against the Company outstanding as of September 30, 2022, and 2021. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the software license, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, restricted stock units, and stock bonuses. Awards generally vest over four years and expire ten years from the date of grant. As of September 30, 2022, 2.2 million shares were available for future stock awards under the 2021 Plan and any additional releases resulting from an over-achievement relating to performance-based restricted stock units.
Stock Options
There were no stock options granted in fiscal years ended September 30, 2022, 2021, and 2020. The expected terms of options granted were calculated using the simplified method, determined as the average of the contractual term and the vesting period. Estimated volatility is derived from the historical closing prices of common shares of similar entities whose share prices are publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. treasury constant maturities in effect at the time of grant for the expected term of the option. The Company uses historical data to estimate the number of future stock option forfeitures.

MODEL N, INC.
Notes to Consolidated Financial Statements

The following table summarized the stock option activity and related information under all stock option plans:

	Number of Shares (in thousands)	Weighted Average Exercised Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at September 30, 2019	100	$8.66	2.23	$1,911
Exercised	(65)	7.72
Expired	(1)	1.74
Balance at September 30, 2020	34	10.57	1.68	$846
Exercised	(9)	8.20
Balance at September 30, 2021	25	11.41	0.82	$560
Exercised	(21)	11.10
Balance at September 30, 2022	4	$13.50	0.41	$83
Options exercisable as of September 30, 2022	4	$13.50	0.41	$83
Options vested and expected to vest as of September 30, 2022	4	$13.50	0.41	$83
The intrinsic value of options exercised during fiscal years ended September 30, 2022, 2021, and 2020 was $0.4 million, $0.2 million, and $1.4 million, respectively.
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
The following table summarizes the weighted-average assumptions used to estimate the fair value of rights to acquire stock granted under the Company’s ESPP during the periods presented:

	Fiscal Years Ended September 30,
	2022	2021	2020
Risk-free interest rate	1.97%	0.05%	0.84%
Dividend yield	—%	—%	—%
Volatility	47%	41%	52%
Expected term (in years)	0.50	0.50	0.50
Fair value at grant date	$8.07	$9.68	$11.20
Restricted Stock Units and Performance-based Restricted Stock Units
During the years ended September 30, 2022, 2021, and 2020, the Compensation Committee of the Board approved grants of performance-based restricted stock units to the Company’s certain senior officers, including the Chief Executive Officer and the Chief Financial Officer. For the performance-based restricted stock units granted in fiscal years 2021 and 2022, under the terms of these grants, the actual number of shares that will vest and be released will range from 0% to 200% of the grant based on the performance of the Company’s total shareholder return (“TSR”) relative to that of the Russell 3000 Index (the “Index”). These grants vest over a three-year period with 50% vesting on each of the second and the third annual anniversary of the vesting commencing date. The grant date fair values of the performance-based restricted stock units granted in fiscal year 2022 were determined using Monte-Carlo simulation model with risk-free interest rate of 0.57%–0.87% and volatility of 45%–50%. For the performance-based restricted stock units granted in fiscal year 2020, under the terms of these grants, the actual number of shares that will vest and be released will range from 0% to 150% of the grant based on the achievement of the pre-established performance goals of the Company. These grants vest over a three-year period with one third vesting on the first

MODEL N, INC.
Notes to Consolidated Financial Statements

anniversary of the vesting commencing date and quarterly thereafter. As of September 30, 2022, 0.3 million shares were reserved for any additional release resulting from over-achievement relating to performance-based restricted stock units.
The following table summarizes the Company’s restricted stock unit activity (including performance based restricted stock awards) under all equity award plans:

	Restricted Stock Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Balance at September 30, 2019	2,350	$16.36
Granted	1,390	28.91
Released	(1,613)	19.60
Forfeited	(170)	18.21
Balance at September 30, 2020	1,957	$22.43
Granted	1,200	36.00
Released	(1,091)	22.79
Forfeited	(318)	27.88
Balance at September 30, 2021	1,748	$30.54
Granted	1,699	32.22
Released	(1,091)	28.29
Forfeited	(301)	30.85
Balance at September 30, 2022	2,055	$33.08
The total fair value of restricted stock and performance based restricted stock awards vested for the years ended September 30, 2022, 2021, and 2020, was $31.7 million, $41.1 million, and $54.9 million, respectively.
The following table summarizes certain information of the unvested awards as of September 30, 2022:

	Restricted Stock Units (1)	ESPP
Total compensation cost for unvested (in millions)	$50.2	$0.7
Weighted-average period to recognize (in years)	2.3	0.4

(1):	Includes restricted stock units and performance-based restricted stock awards.
Stock-based Compensation
Stock-based compensation recorded in the Consolidated Statements of Operations is as follows:

	Fiscal Years Ended September 30,
	2022	2021	2020
	(in thousands)
Cost of revenues:
Subscription	$4,887	$3,658	$1,865
Professional Services	4,074	4,032	2,229
Total stock-based compensation in cost of revenues	8,961	7,690	4,094
Operating expenses:
Research and development	6,655	6,051	4,625
Sales and marketing	8,138	7,541	6,160
General and administrative	12,300	8,681	7,621
Total stock-based compensation in operating expenses	27,093	22,273	18,406
Total stock-based compensation	$36,054	$29,963	$22,500
The total stock-based compensation included $5.1 million and $5.7 million related to bonus, for the fiscal year ended September 30, 2022, and 2021, respectively, which was recorded in the accrued employee compensation line item in the

MODEL N, INC.
Notes to Consolidated Financial Statements

Consolidated Balance Sheets. For the fiscal year ended September 30, 2020, the total stock-based compensation included an immaterial amount related to bonus.
Note 13. Income Taxes
The components of loss before income taxes are as follows:

	Fiscal Years Ended September 30,
	2022	2021	2020
	(in thousands)
Domestic	$(30,819)	$(30,734)	$(14,252)
Foreign	3,659	1,766	1,400
Loss before taxes	$(27,160)	$(28,968)	$(12,852)
The components of the provision for income taxes are as follows:

	Fiscal Years Ended September 30,
	2022	2021	2020
	(in thousands)
Current
Federal	$—	$—	$(106)
State	42	84	21
Foreign	1,010	589	508
	$1,052	$673	$423
Deferred
Federal	$1	$67	$86
State	143	130	70
Foreign	279	(101)	233
	$423	$96	$389
Total provision for income taxes	$1,475	$769	$812
Reconciliation of the statutory federal income tax to the Company’s effective tax is as follows:

	Fiscal Years Ended September 30,
	2022	2021	2020
	(in thousands)
Tax at statutory federal rate	$(5,702)	$(6,083)	$(2,699)
State tax, net of federal benefit	40	84	21
Permanent differences	19	(320)	(195)
Stock-based compensation	816	(2,757)	(5,163)
Section 162(m)	1,099	2,389	2,266
Foreign tax rate differential	315	61	213
Change in valuation allowance	6,113	8,459	7,778
Research and development tax credits	(951)	(1,013)	(1,370)
Change in deferred tax liabilities	(274)	(84)	69
Other	—	33	(108)
Total provision for income taxes	$1,475	$769	$812
The current United States federal income tax legislation generally allows companies to make distributions of previously taxed non-U.S. earnings to the U.S. without incurring additional federal income tax. As a result, the Company expects to repatriate future foreign earnings in certain foreign jurisdictions over time. During the year ended September 30, 2022, the Company did not repatriate foreign subsidiary earnings to the U.S. in the form of cash and paid zero foreign withholding taxes. During the year ended September 30, 2021, the Company repatriated $1.5 million of foreign subsidiary earnings to the U.S. in the form of cash and paid foreign withholding taxes of $0.2 million. During the year ended September 30, 2020, the Company repatriated $1.0 million of foreign subsidiary earnings to the U.S. in the form of cash and paid foreign withholding taxes

MODEL N, INC.
Notes to Consolidated Financial Statements

of $0.2 million. As of September 30, 2022, the Company recorded a deferred tax liability of $0.3 million for the additional non-U.S. taxes that are expected to be incurred related to the repatriation of $2.3 million in foreign subsidiary earnings.
Deferred tax assets and liabilities consisted of the following:

	As of September 30,
	2022	2021
	(in thousands)
Deferred tax assets:
Depreciation and amortization	$1,670	$1,287
Accruals and other	15,684	15,531
Deferred revenue	100	243
NOL carry-forward	68,841	69,388
Stock compensation	4,208	3,261
Research and development tax credits	19,812	17,927
Total deferred tax assets	$110,315	$107,637
Valuation allowance	(89,581)	(83,444)
Net deferred tax assets	$20,734	$24,193
Deferred tax liabilities:
Convertible senior notes	$(8,723)	$(11,501)
Intangibles	(5,624)	(6,189)
Capitalized contract acquisition costs	(3,538)	(2,624)
Other	(3,316)	(4,254)
Net deferred tax liabilities	$(467)	$(375)
A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a full valuation allowance to offset net deferred tax assets as of September 30, 2022, and 2021, due to the uncertainty of realizing future tax benefits from its net operating loss carry-forwards and other deferred tax assets. The net increase in the total valuation allowance for the year ended September 30, 2022 was approximately $6.1 million.
As of September 30, 2022, the Company has federal and state NOL carry-forwards of approximately $257.8 million and $371.0 million, respectively. The federal NOL and the state NOLs began expiring in 2021. As of September 30, 2022, the Company had federal and state research and development credit carry-forwards of approximately $13.7 million and $14.0 million, respectively. The federal research and development credit carry-forwards began expiring in 2021. The California and Massachusetts tax credits can be carried forward indefinitely.
Internal Revenue Code section 382 places a limitation (“Section 382 Limitation”) on the amount of taxable income can be offset by NOL carry-forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. Generally, after a control change, a loss corporation cannot deduct NOL carry-forwards in excess of the Section 382 Limitation. An IRC Section 382 analysis has been performed as of September 30, 2022 and determined there would be no effect on the NOL deferred tax asset if ownership changes occurred.

MODEL N, INC.
Notes to Consolidated Financial Statements

As of September 30, 2022, the Company had unrecognized tax benefits of approximately $5.6 million. It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the next twelve months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2022, the liability related to uncertain tax positions recorded on the financial statements was immaterial.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Years Ended September 30,
	2022	2021	2020
	(in thousands)
Unrecognized tax benefits at the beginning of the period	$5,118	$4,655	$3,961
Gross decrease based on tax positions during the prior period	(54)	(179)	(8)
Gross increase based on tax positions during the prior period		—	—
Gross increase based on tax positions during the current period	557	642	702
Unrecognized tax benefits at the end of the period	$5,621	$5,118	$4,655
The Company is subject to income taxes in U.S. federal and various state, local and foreign jurisdictions.  The tax years ended from September 2001 to September 2022 remain open to examination due to the carryover of unused net operating losses or tax credits.
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

	Fiscal Years Ended September 30,
	2022	2021	2020
	(in thousands, except per share data)
Numerator:
Basic and diluted:
Net loss attributable to common stockholders	$(28,635)	$(29,737)	$(13,664)
Denominator:
Basic and diluted:
Weighted Average Shares Used in Computing Net Loss per Share Attributable to Common Stockholders	36,744	35,461	34,008
Net Loss per Share Attributable to Common Stockholders:
Basic and diluted	$(0.78)	$(0.84)	$(0.40)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive are as follows (in thousands):

	As of September 30,
	2022	2021	2020
	(in thousands)
Stock options	4	25	34
Performance-based RSUs and RSUs	2,055	1,748	1,957
Shares issuable pursuant to the employee stock purchase plan	95	91	66
Convertible senior notes	—	5,176	5,176
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
Revenues from External Customers
Revenues from customers outside the United States were 5%, 7%, and 9% of total revenues for the fiscal years ended September 30, 2022, 2021, and 2020, respectively.
Long-Lived Assets
The following table sets forth the Company’s property and equipment, net by geographic region:

	As of September 30,
	2022	2021
	(in thousands)
United States	$1,113	$1,374
India	725	533
Total property and equipment, net	$1,838	$1,907

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022, using the criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our evaluation under the COSO framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2022, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The effectiveness of our internal control over financial reporting as of September 30, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Information about our Executive Officers and our Directors is incorporated by reference to information contained in the Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2022.
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
ITEM 11.    Executive Compensation
The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2022.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2022.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2022.
ITEM 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2022.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules
(a)    The following documents filed as a part of the report:
(1)Financial Statements
The financial statements are set forth in Item 8 of this Annual Report on Form 10-K.
(2)Financial Statement Schedule
Schedule II - Valuation and qualifying accounts
The table below presents the changes in the valuation allowance for deferred tax assets for the fiscal years ended September 30, 2022, 2021, and 2020, respectively.

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Write-offs and Deductions	Balance at End of Period
Valuation allowance for deferred tax assets
For the Year Ended September 30, 2022	$83,444	7,742	1,605	$89,581
For the Year Ended September 30, 2021	$73,372	14,332	4,260	$83,444
For the Year Ended September 30, 2020	$74,885	15,261	16,774	$73,372
(3)Exhibits
The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-35840	3.1	5/10/2013
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-35840	3.1	5/6/2020
4.1	Form of Registrant’s Common Stock certificate	S-1	333-186668	4.01	3/7/2013
4.2	Indenture dated May 22, 2020 between Model N, Inc. and U.S. Bank, National Association	8-K	001-35840	4.1	5/22/2020
4.3	Form of Global Note, representing Model N, Inc.’s 2.625% Convertible Senior Notes due 2025	8-K	001-35840	4.1	5/22/2020
4.4	Description of Registrant’s Securities	10-K	001-35840	4.5	11/23/2020
10.1	Form of Indemnity Agreement to be entered into between Registrant and each of its officers and directors	S-1	333-186668	10.01	3/12/2013
10.2	Form of Change in Control and Severance Agreement (Non-CEO Executives)	8-K	001-35840	10.2	5/9/2019
10.3†	2010 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.03	2/13/2013
10.4†	2013 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.04	3/7/2013
10.5†	2013 Employee Stock Purchase Plan	S-8	333-187388	99.4	3/20/2013
10.6†	Form of Restricted Stock Unit Agreement	10-K	001-35840	10.12	12/6/2013
10.7†	Employment agreement dated May 7, 2018 by and between Registrant and Jason Blessing	10-Q	001-35840	10.2	8/8/2018
10.8	Form of Change in Control and Severance Agreement (CEO)	8-K	001-35840	10.1	5/9/2019
10.9	Lease by and between RV VI 777 Mariners, LLC and Registrant dated April 7, 2020	10-Q	001-35840	10.1	5/6/2020

10.10†	2021 Equity Incentive Plan	DEF 14A	001-35840	Appendix A	1/8/21
10.11†	2021 Employee Stock Purchase Plan	DEF 14A	001-35840	Appendix B	1/8/21
10.12†	Form of Executive Employment Agreement	10-K	001-35840	10.12	11/19/2021
21.1	List of Subsidiaries of Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on the signature page to this report)[1]					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

†	Indicates a management contract or compensatory plan.

*	These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.
1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Mateo, State of California, on this 18th day of November 2022.

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

Name	Title	Date

/S/ JASON BLESSING	Chief Executive Officer and Director (Principal Executive Officer)	November 18, 2022
Jason Blessing

/S/ JOHN EDERER	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	November 18, 2022
John Ederer

Additional Directors:

/S/ TIM ADAMS	Director	November 18, 2022
Tim Adams

/S/ BALJIT DAIL	Director	November 18, 2022
Baljit Dail

/S/ KIMBERLY DECARLIS	Director	November 18, 2022
Kimberly DeCarlis

/S/ MELISSA FISHER	Director	November 18, 2022
Melissa Fisher

/S/ MANISHA SHETTY GULATTI	Director	November 18, 2022
Manisha Shetty Gulatti

/S/ ALAN HENRICKS	Director	November 18, 2022
Alan Henricks

/S/ SCOTT REESE	Director	November 18, 2022
Scott Reese

/S/ DAVE YARNOLD	Director	November 18, 2022
Dave Yarnold