Form 10-Q
period 2022-12-31
MODEL N, INC.
filed 2023-02-07
CIK 1118417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
As of January 26, 2023, the registrant had 37,734,691 shares of common stock outstanding.
1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
MODEL N, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	As of December 31, 2022	As of September 30, 2022
Assets
Current assets
Cash and cash equivalents	$175,194	$193,524
Funds held for customers	134	603
Accounts receivable, net of allowance for doubtful accounts of $185 as of December 31, 2022 and $102 as of September 30, 2022	66,118	49,121
Prepaid expenses	5,137	5,772
Other current assets	14,209	12,516
Total current assets	260,792	261,536
Property and equipment, net	1,566	1,838
Operating lease right-of-use assets	13,175	15,392
Goodwill	65,665	65,665
Intangible assets, net	35,354	37,362
Other assets	10,277	10,454
Total assets	$386,829	$392,247
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,040	$5,820
Customer funds payable	134	603
Accrued employee compensation	11,014	26,712
Accrued liabilities	3,621	6,860
Operating lease liabilities, current portion	4,586	4,651
Deferred revenue, current portion	67,081	62,282
Total current liabilities	91,476	106,928
Long term debt	169,439	135,417
Operating lease liabilities, less current portion	10,013	12,142
Other long-term liabilities	3,364	3,139
Total liabilities	274,292	257,626
Commitments and contingencies
Stockholders’ equity
Common Stock, $0.00015 par value; 200,000 shares authorized; 37,734 and 37,358 shares issued and outstanding at December 31, 2022 and September 30, 2022, respectively	6	6
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	381,733	421,473
Accumulated other comprehensive loss	(2,214)	(2,413)
Accumulated deficit	(266,988)	(284,445)
Total stockholders’ equity	112,537	134,621
Total liabilities and stockholders’ equity	$386,829	$392,247
The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2022	2021
Revenues
Subscription	$44,214	$38,088
Professional services	14,940	13,454
Total revenues	59,154	51,542
Cost of revenues
Subscription	15,606	13,916
Professional services	10,665	8,735
Total cost of revenues	26,271	22,651
Gross profit	32,883	28,891
Operating expenses
Research and development	12,764	11,427
Sales and marketing	12,977	11,039
General and administrative	10,691	8,439
Total operating expenses	36,432	30,905
Loss from operations	(3,549)	(2,014)
Interest expense, net	134	3,778
Other expenses (income), net	(65)	100
Loss before income taxes	(3,618)	(5,892)
Provision for income taxes	432	374
Net loss	$(4,050)	$(6,266)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.11)	$(0.17)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	37,527	36,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2022	2021
Net loss	$(4,050)	$(6,266)
Other comprehensive gain (loss), net of tax
Unrealized gain (loss) on cash flow hedges	239	(31)
Change in unrealized gain on investments	26	—
Change in foreign currency translation gain (loss)	(66)	18
Total comprehensive loss	$(3,851)	$(6,279)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(4,050)	$(6,266)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	2,273	2,240
Stock-based compensation	10,404	6,986
Amortization of debt discount and issuance costs	302	2,655
Deferred income taxes	157	158
Amortization of capitalized contract acquisition costs	1,196	982
Other non-cash charges	56	40
Changes in assets and liabilities, net of acquisition
Accounts receivable	(17,080)	(6,499)
Prepaid expenses and other assets	43	1,202
Accounts payable	(775)	(2,229)
Accrued employee compensation	(10,630)	(8,367)
Other current and long-term liabilities	(4,961)	(1,542)
Deferred revenue	4,773	955
Net cash used in operating activities	(18,292)	(9,685)
Cash flows from investing activities
Purchases of property and equipment	(26)	(325)
Net cash used in investing activities	(26)	(325)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	27	72
Net changes in customer funds payable	(469)	276
Net cash provided by (used in) financing activities	(442)	348
Effect of exchange rate changes on cash and cash equivalents	(39)	(16)
Net decrease in cash and cash equivalents	(18,799)	(9,678)
Cash and cash equivalents
Beginning of period	194,127	165,783
End of period	$175,328	$156,105

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
Fiscal Year
The Company’s fiscal year ends on September 30. References to fiscal year 2023, for example, refer to the fiscal year ending September 30, 2023.

Basis for Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated balance sheet as of September 30, 2022 has been derived from the audited financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (“the Annual Report”) on file with the SEC. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report.

In the opinion of management, the unaudited interim consolidated financial statements include all the normal recurring adjustments necessary to present fairly our condensed consolidated financial statements. The results of operations for the three months ended December 31, 2022 are not necessarily indicative of the operating results for the full fiscal year 2023 or any future periods.

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

New Accounting Pronouncements
Recently Adopted Accounting Guidance
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after

December 15, 2020, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal year 2022, and it did not have a material impact on the condensed consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The Company adopted this ASU on October 1, 2022 on a modified retrospective basis. As a result, the Company no longer separately presents in equity an embedded conversion feature for such debt. Similarly, the discount is no longer amortized into income as interest expense over the life of the instrument. The cumulative effect of the ASU adoption was as follows (in thousands):

	Balance at September 30, 2022	Adjustments from Adoption of ASU 2020-06	Balance at October 1, 2022
Liabilities
Long term debt	$135,417	$33,720	$169,137
Stockholders’ Equity
Additional paid-in capital	421,473	(55,227)	366,246
Accumulated deficit	(284,445)	21,507	(262,938)

The impact of ASU adoption on the consolidated statement of operations for the three months ended December 31, 2022 was a decrease of net interest expense by $2.7 million. This had the effect of decreasing the basic and diluted net loss per share for the three months ended December 31, 2022 by approximately $0.07. The required use of the if-converted method to calculate the impact of convertible notes would have an anti-dilutive impact.

Recently Issued Accounting Pronouncements Not Yet Adopted
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
Significant Accounting Policies
There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended September 30, 2022 included in the Annual Report on Form 10-K.

2.     Revenues from Contracts with Customers

Revenue Recognition

The Company derives revenues primarily from subscription revenues and professional services revenues. Revenues are recorded at a net basis which exclude sales taxes that are collected from customers.

Disaggregation of Revenues

See Note 14, Geographic Information, for information on revenue by geography.

Customer Contract Balances

The following table reflects contract balances related to contracts with customers (in thousands):

	As of December 31, 2022	As of September 30, 2022
Accounts receivable, net	$47,016	$35,095
Unbilled accounts receivable, net	19,102	14,026
Total accounts receivable, net	$66,118	$49,121
Contract asset	$9,419	$7,671
Deferred revenue	$67,421	$62,649
Capitalized contract acquisition costs	$12,887	$13,041

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

The non-current portion of deferred revenue is included in other long-term liabilities in the condensed consolidated balance sheets. During the three months ended December 31, 2022 and 2021, the Company recognized revenue of $28.5 million and $25.9 million, respectively, that was included in the deferred revenue balances at the beginning of the periods.

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
As of December 31, 2022, the current and non-current portions of capitalized contract acquisition costs were $4.5 million and $8.4 million, respectively. As of September 30, 2022, the current and non-current portions of capitalized contract acquisition costs were $4.4 million and $8.6 million, respectively. The Company amortized $1.2 million and $1.0 million of contract acquisition costs during the three months ended December 31, 2022 and December 31, 2021, respectively.

For the three months ended December 31, 2022 and 2021, there was no impairment related to capitalized contract acquisition costs.

Customer Deposits

Customer deposits primarily relate to payments received from customers which could be refundable pursuant to the terms of the related arrangement. These amounts are included in accrued liabilities on the condensed consolidated balance sheets. Customer deposits were immaterial as of December 31, 2022 and September 30, 2022.

Standard payment terms to customers generally range from thirty to ninety days; however, payment terms and conditions in our customer contracts may vary. In some cases, customers prepay for subscription and services in advance of the delivery; in other cases, payment is due as services are performed or in arrears following the delivery.

Remaining Performance Obligations

Remaining performance obligations represent non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2022, the aggregate amount of the transaction price allocated to performance obligations either unsatisfied or partially unsatisfied was $339.7 million, 43% of which we expect to recognize as revenue over the next 12 months and the remainder thereafter.

3.     Leases

The Company leases facilities under noncancellable operating leases with lease terms between three years and eleven years. Certain leases include options to extend or terminate the lease. The Company factored into the determination of lease payments the options that it is reasonably certain to exercise.

Operating lease costs were $1.3 million and $1.5 million for the three months ended December 31, 2022, and 2021, respectively. Short-term lease costs, variable lease costs, and sublease income were immaterial for the three months ended December 31, 2022 and 2021.

Cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$1,182	$1,236
Operating lease ROU assets obtained in exchange for new operating lease liabilities	—	—

The weighted-average remaining lease term is 3.2 years and the weighted-average discount rate is 2.7% as of December 31, 2022.

Maturities of operating lease liabilities as of December 31, 2022 are as follows (in thousands):

Fiscal Year
Remaining fiscal 2023	$3,676
2024	4,652
2025	4,287
2026	2,353
2027	275
2028 and thereafter	—
Total operating lease payments	15,243
Less imputed interest	644
Total operating lease liabilities	$14,599

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
The table below sets forth the Company’s marketable securities which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

					Reported as:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
As of December 31, 2022
Level 1:
Money market funds	$45,565	$—	$—	$45,565	$45,565
US Treasury securities	109,485	26	—	109,511	109,511
Total	$155,050	$26	$—	$155,076	$155,076

As of September 30, 2022
Level 1:
Money market funds	$61,956	$—	$—	$61,956	$61,956
US Treasury securities	89,679	11	(6)	89,684	89,684
Total	$151,635	$11	$(6)	$151,640	$151,640

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

5. Goodwill, and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at September 30, 2022	$65,665
Additions	—
Balance at December 31, 2022	$65,665

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Estimated	As of December 31, 2022
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-15	$52,109	$(24,832)	$27,277
Developed technology	5-6	22,333	(15,500)	6,833
Non-compete agreements	5	1,600	(640)	960
Trade name	3	850	(566)	284
Total		$76,892	$(41,538)	$35,354

	Estimated	As of September 30, 2022
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-15	$52,109	$(23,684)	$28,425
Developed technology	5-6	22,333	(14,791)	7,543
Non-compete agreements	5	1,600	(560)	1,040
Trade name	3	850	(496)	354
Total		$76,892	$(39,531)	$37,362

The Company recorded amortization expense related to acquired intangible assets of $2.0 million for both the three months ended December 31, 2022 and December 31, 2021.

Estimated future amortization expense for the intangible assets as of December 31, 2022 is as follows (in thousands):

Fiscal Year
Remaining fiscal 2023	$5,178
2024	6,691
2025	6,620
2026	6,069
2027	2,266
2028 and thereafter	8,530
Total future amortization	$35,354

6.     Cash, Cash Equivalents, and Funds Held for Customers

The Company has contractual obligations to remit funds to various third parties on behalf of customers to which the Company provides payment processing services. Funds received from these customers represent cash and cash equivalents and are reflected in the “Funds held for customers” line item on the condensed consolidated balance sheets.

The table below reconciles the cash and cash equivalents and funds held for customers as reported on the condensed consolidated balance sheets to the cash and cash equivalents on the condensed consolidated statements of cash flows (in thousands):

	As of December 31, 2022	As of September 30, 2022
Cash and cash equivalents	$175,194	$193,524
Funds held for customers	134	603
Total cash and cash equivalents	$175,328	$194,127

7.     Derivative Instruments and Hedging

The Company uses foreign currency forward contracts to hedge a portion of the forecasted foreign currency-denominated expenses incurred in the normal course of business. These contracts are designated as cash flows hedges. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign exchange rate movements. The Company does not use any of the derivative instruments for trading or speculative purposes. These contracts have maturities of 12 months or less. The Company records changes in the fair value of cash flow hedges in accumulated other comprehensive loss in the condensed consolidated balance sheets, until the forecasted transaction occurs, at which point, the related gain or loss on the cash flow hedge is reclassified to the financial statement line item to which the derivative relates. The amounts reclassified to expenses related to the hedged transactions were immaterial for the periods presented. The fair value of the outstanding non-deliverable foreign currency forward contracts was measured using Level 2 fair value inputs and was immaterial as of September 30, 2022. The Company had no outstanding non-deliverable foreign currency forward contracts as of December 31, 2022.

Notional Amounts of Derivative Contracts
Derivative transactions are measured in terms of the notional amount but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The notional amounts of the outstanding foreign currency forward contracts designated as cash flow hedges were $4.3 million September 30, 2022. The Company had no outstanding non-deliverable foreign currency forward contracts as of December 31, 2022.

8.     Convertible Senior Notes

In May 2020, the Company issued $172.5 million aggregate principal amount of 2.625% convertible senior notes (“Notes”) in a private placement, including $22.5 million which represents the exercise in full of the initial purchasers’ option to purchase additional notes. The net proceeds from the issuance of the Notes was $166.4 million, net of initial purchasers’ discounts and debt issuance costs of $6.1 million. The Company used $40.0 million of the net proceeds to repay in full the debt outstanding under, and terminated the Credit Agreement dated May 4, 2018, as amended, by and among the Company, Wells Fargo, as administrative agent, and the lenders party thereto.

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

During the three months ended December 31, 2022, the conditions allowing holders of the Notes to convert were not met. The Notes were classified as long-term debt on the condensed consolidated balance sheets as of December 31, 2022.

In initial accounting for the issuance of the Notes prior to the adoption of ASU 2020-06 on October 1, 2022, the Company separated the Notes into liability and equity components. The carrying amount of the liability component of $115.3 million was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $57.2 million and was determined by deducting the fair value of the liability component from the principal amount of the Notes. The excess of the principal amount of the Notes over the carrying amount of the liability component represent a debt discount that was amortized to interest expense at an effective interest rate over the contractual terms of the Notes. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.

In initial accounting for the issuance costs related to the Notes prior to the adoption of ASU 2020-06 on October 1, 2022, the Company allocated the total amount incurred to the liability and equity components of the Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were $4.1 million and are amortized to interest expense using the effective interest method over the contractual terms of the Notes. Issuance costs attributable to the equity component of $2.0 million were netted with the equity component in stockholders’ equity.
As a result of the adoption of ASU 2020-06 on October 1, 2022, the Company no longer separately presents in equity an embedded conversion feature for such debt. Similarly, the debt discount, which was equal to the carrying value of the embedded conversion feature upon issuance, is no longer amortized into income as interest expense over the life of the instrument. For the impact of adoption see Note 1 to Condensed Consolidated Financial Statements.

The net carrying amounts of the liability and equity components for the Notes were as follows (in thousands):

	As of December 31, 2022	As of September 30, 2022
Liability component:
Principal amount	$172,500	$172,500
Unamortized discount	—	(34,354)
Unamortized issuance costs	(3,061)	(2,729)
Net carrying amount	$169,439	$135,417

Equity component, net of issuance costs	$—	$55,227

The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Three Months Ended December 31,
	2022	2021
Coupon interest expense	$1,132	$1,132
Amortization of debt discount	—	2,504
Amortization of debt issuance costs	302	152
Total interest expense related to the Notes	$1,434	$3,788
Effective interest rate of the liability component	3.40%	12.32%

The unamortized debt issuance costs will be amortized over 29 months as of December 31, 2022.

As of December 31, 2022, the total estimated fair value of the Notes was approximately $234.2 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.

9.     Stockholders’ Equity

The following tables present the changes in the components of stockholders’ equity (in thousands):

	Three Months Ended December 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2022	37,358	$6	$421,473	$(2,413)	$(284,445)	$134,621
Cumulative effect of ASU 2020-06 adoption			(55,227)		21,507	(33,720)
Balance at October 1, 2022	37,358	6	366,246	(2,413)	(262,938)	100,901
Issuance of common stock upon exercise of stock options	2	—	27	—	—	27
Issuance of common stock upon release of restricted stock units	374	—	—	—	—	—
Stock-based compensation	—	—	15,460	—	—	15,460
Other comprehensive income	—	—	—	199	—	199
Net loss	—	—	—	—	(4,050)	(4,050)
Balance at December 31, 2022	37,734	$6	$381,733	$(2,214)	$(266,988)	$112,537

	Three Months Ended December 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2021	$36,059	$5	$380,528	$(1,205)	$(255,810)	$123,518
Issuance of common stock upon exercise of stock options	8	—	72	—	—	72
Issuance of common stock upon release of restricted stock units	366	—	—	—	—	—
Stock-based compensation	—	—	12,678	—	—	12,678
Other comprehensive loss	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(6,266)	(6,266)
Balance at December 31, 2021	36,433	$5	$393,278	$(1,218)	$(262,076)	$129,989

For the three months ended December 31, 2022, additional paid-in capital included $5.1 million, related to restricted stock unit (“RSU”) grants for the portion of the bonus recorded as stock-based compensation for the year ended September 30, 2022.

For the three months ended December 31, 2021, additional paid-in capital included $5.4 million, related to RSU grants for the portion of the bonus recorded as stock-based compensation for the year ended September 30, 2021.

10.     Stock-based Compensation

As of December 31, 2022, the Company had approximately 1.0 million shares available for future stock awards under its equity plans and any additional releases resulting from an over-achievement relating to performance-based restricted stock units.

The following table summarizes our RSU activity which includes performance-based RSUs under all equity plans for the three months ended December 31, 2022:

	Restricted Stock Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Balance at September 30, 2022	2,055	$33.08
Granted	1,211	38.36
Released	(374)	31.49
Forfeited	(29)	30.98
Balance at December 31, 2022	2,863	$35.54

Stock-based compensation recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended December 31,
	2022	2021
Cost of revenues
Subscription	$1,337	$858
Professional services	1,140	621
Total stock-based compensation in cost of revenues	2,477	1,479
Operating expenses
Research and development	1,821	1,281
Sales and marketing	2,388	1,620
General and administrative	3,718	2,606
Total stock-based compensation in operating expenses	7,927	5,507
Total stock-based compensation	$10,404	$6,986

11.     Income Taxes

The Company recorded income tax provisions of $0.4 million representing effective income tax rates of (11.9)% for the three months ended December 31, 2022, and $0.4 million representing effective income tax rates of (6.3)% for the three months ended December 31, 2021. The income tax provision for the three months ended December 31, 2022 and 2021 was primarily related to foreign taxes on the Company’s profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the Acquisition.

The Company elected to partially reinvest foreign earnings in certain foreign jurisdictions and expects to repatriate future foreign earnings in certain foreign jurisdictions over time. As a result, the Company will record a deferred tax liability for the additional non-U.S. taxes that are expected to be incurred related to the repatriation of these earnings.

The Company elected to record global intangible low-taxed income (“GILTI”) as a period cost. The Company realized no benefit for current period losses due to maintaining a full valuation allowance against the U.S. net deferred tax assets.

12.     Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except per share data):

	Three Months Ended December 31,
	2022	2021
Numerator
Basic and diluted
Net loss attributable to common stockholders	$(4,050)	$(6,266)
Denominator
Basic and diluted
Weighted average shares used in computing net loss per share attributable to common stockholders	37,527	36,223
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.11)	$(0.17)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share because their effect would have been an anti-dilutive are as follows (in thousands):

	As of December 31,
	2022	2021
Stock options	2	17
Performance-based RSUs and RSUs	2,863	2,512
Shares issuable pursuant to the employee stock purchase plan	97	90
Convertible senior notes	5,176	—

Beginning October 1, 2022, net loss per share includes the impact of adoption of accounting pronouncement (ASU 2020-06). Under the new standard, the Company is required to reflect the dilutive effect of the Convertible Notes by application of the if-converted method.
Prior to October 1, 2022, the Company used the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread had a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $33.33 per share for the Notes.

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

Revenues

The Company disaggregates the revenues by geographic regions based on the bill to location of its customers. Revenues from customers outside of the United States were 5% of total revenues for the three months ended December 31, 2022, and 6% of total revenues for the three months ended December 31, 2021.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net, by geographic region (in thousands):

	As of December 31, 2022	As of September 30, 2022
United States	$944	$1,113
India	622	725
Total property and equipment, net	$1,566	$1,838

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We derive revenues primarily from the sale of subscriptions to our cloud-based solutions, as well as subscriptions for maintenance and support and managed support services related to on-premise solutions. We price our solutions based on a number of factors, including revenues under management and number of users. Subscription revenues are recognized ratably over the coverage period. We also derive revenues from selling professional services related to the implementation of our cloud-based solutions and our pricing and contracting solutions. The actual timing of revenue recognition may vary based on our customers’ implementation requirements and the availability of our services personnel.

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

We use SaaS Annual Recurring Revenue (“ARR”) as a measure of our SaaS revenue trend and an indicator of our future revenue opportunity from existing recurring customer contracts, assuming zero cancellations. SaaS ARR is the annualized value of our SaaS revenue, which is derived by dividing the SaaS portion of our recurring subscription revenue for the quarter by the number of days in the quarter, and multiplying it by 365 to get an annualized number. SaaS ARR is not adjusted for the impact of any known or projected future customer cancellations, service upgrades or downgrades or price increases or decreases. The amount of actual SaaS revenue that we recognize over any 12-month period is likely to differ from SaaS ARR at the beginning of that period, sometimes significantly. This may occur due to new bookings, subsequent changes in our pricing, service cancellations, upgrades or downgrades, and acquisitions or divestitures. Our calculation of SaaS ARR may differ from similarly-titled metrics presented by other companies.

We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. SaaS Net Dollar Retention uses the same SaaS ARR calculations to measure the percentage change in SaaS ARR from customers that are in both the current period and the year-ago period. SaaS ARR that has been added from new customers that were not in the year ago calculation is excluded from the SaaS Net Dollar Retention calculation. Our SaaS Net Dollar Retention Rate will fluctuate in future periods due to a number of factors, including the level of SaaS ARR, the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. SaaS ARR and SaaS Net Dollar Retention should be viewed independently of revenue, deferred revenue, and remaining performance obligations, and are not intended to be a substitute for, or combined with, any of these items.

For the quarter ended December 31, 2022, SaaS ARR was $115.8 million, which reflects a 36% year-over-year increase from $85.5 million for the quarter ended December 31, 2021. SaaS Net Dollar Retention increased to 134% for the 12 months ended December 31, 2022 from 119% for the 12 months ended December 31, 2021.

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

Cost of Revenues

Subscription
Cost of subscription revenues includes costs related to our cloud-based solutions, managed support services and support provided by business services, and maintenance and support for our on-premise solutions. Cost of subscription revenues primarily consists of personnel-related costs including salary, bonus, and stock-based compensation as well as costs for cloud hosting infrastructure, royalties, facilities expense, amortization, depreciation, and third-party contractors.

Professional Services
Cost of professional services revenues includes costs related to the set-up of our cloud-based solutions, services for business services solutions, training and customer-reimbursed expenses. Cost of professional services revenues primarily consists of personnel-related costs including salary, bonus, and stock-based compensation as well as costs for third-party contractors and other expenses. Cost of professional services revenues may vary from period to period depending on a number of factors, including the amount of implementation services required to deploy our solutions and the level of involvement of third-party contractors providing implementation services.

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

	Three Months Ended December 31,
	2022	2021

	(in thousands)
Revenues
Subscription	$44,214	$38,088
Professional services	14,940	13,454
Total revenues	59,154	51,542
Cost of revenues
Subscription	15,606	13,916
Professional services	10,665	8,735
Total cost of revenues	26,271	22,651
Gross profit	32,883	28,891
Operating expenses
Research and development	12,764	11,427
Sales and marketing	12,977	11,039
General and administrative	10,691	8,439
Total operating expenses	36,432	30,905
Loss from operations	(3,549)	(2,014)
Interest expense, net	134	3,778
Other expenses (income), net	(65)	100
Loss before income taxes	(3,618)	(5,892)
Provision for income taxes	432	374
Net loss	$(4,050)	$(6,266)

Comparison of the Three Months Ended December 31, 2022 and 2021
Revenues

	Three Months Ended December 31,
	2022		2021
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$44,214	75%	$38,088	74%	$6,126	16%
Professional services	14,940	25%	13,454	26%	1,486	11%
Total revenues	$59,154	100%	$51,542	100%	$7,612	15%

Subscription

Subscription revenues increased by $6.1 million, or 16%, to $44.2 million for the three months ended December 31, 2022 from $38.1 million for the same period last year. The increase in our subscription revenues was due primarily to increased SaaS revenue relating to an increase in subscriptions for our cloud-based solutions, but partially offset by declines in maintenance revenue relating to our on-premise solutions. The increase in subscriptions for our cloud-based solutions is primarily due to more existing customers transitioning to SaaS. We intend to continue to focus on growing our recurring revenue from SaaS subscriptions in future periods. While we expect our subscription revenues to increase for fiscal 2023, we expect maintenance revenue to continue to decline in fiscal 2023 as we continue to transition our business model.

Professional services
Professional services revenues increased by $1.5 million, or 11%, to $14.9 million for the three months ended December 31, 2022 from $13.5 million for the same period last year. The increase in our professional services revenue was primarily driven by the increase in delivery activities in the first quarter of fiscal year 2023.

Cost of Revenues

	Three Months Ended December 31,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$15,606	35%	$13,916	37%	$1,690	12%
Professional services	10,665	71%	8,735	65%	1,930	22%
Total cost of revenues	$26,271	44%	$22,651	44%	$3,620	16%

Subscription

Cost of subscription revenues increased by $1.7 million, or 12%, to $15.6 million during the three months ended December 31, 2022 from $13.9 million for the same period last year. As a percentage of subscription revenues, cost of subscription revenues decreased from 37% to 35% primarily due to achieved costs efficiencies. The cost of subscription revenue also included $0.7 million of amortization expense related to the recently acquired intangible assets.

Professional services
Cost of professional services revenues increased by $1.9 million, or 22%, to $10.7 million during the three months ended December 31, 2022 from $8.7 million for the same period last year. As a percentage of professional services revenue, cost of professional services revenues increased from 65% to 71% primarily due to increased personnel costs.

Operating Expenses

	Three Months Ended December 31,
	2022	2021	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$12,764	$11,427	$1,337	12%
Sales and marketing	12,977	11,039	1,938	18%
General and administrative	10,691	8,439	2,252	27%
Total operating expenses	$36,432	$30,905	$5,527	18%

Research and Development
Research and development expenses increased by $1.3 million, or 12%, to $12.8 million during the three months ended December 31, 2022 from $11.4 million for the same period last year. The increase was primarily due to employee-related costs and outside services.
Sales and Marketing
Sales and marketing expenses increased by $1.9 million, or 18%, to $13.0 million during the three months ended December 31, 2022 from $11.0 million for the same period last year. This increase was primarily due to a $1.5 million increase in employee-related costs and $0.4 million increase in travel and entertainment.

General and Administrative
General and administrative expenses increased by $2.3 million, or 27%, to $10.7 million during the three months ended December 31, 2022 from $8.4 million for the same period last year. This increase was primarily due to a $1.6 million increase in employee-related costs, a $0.4 million increase in outside service expenses and $0.2 million in equipment and related expenses.

Interest and Other (Income) Expense

	Three Months Ended December 31,
	2022	2021	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense, net	$134	$3,778	$(3,644)	(96)%
Other expense (income), net	$(65)	$100	$(165)	(165)%

Interest expense, net, decreased during the three months ended December 31, 2022 compared to the same period last year and was primarily driven by $2.3 million decrease of discount cost amortization on the convertible senior notes we issued in May 2020 upon adoption of ASU 2020-06 on October 1,2022. See Note 8 to the Notes to Condensed Consolidated Financial Statements. Interest income on marketable securities and cash balances increased by $1.3 million.

The change in other income, net, was primarily due to foreign currency fluctuations.

Provision for Income Taxes

	Three Months Ended December 31,
	2022	2021	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for income taxes	$432	$374	$58	16%

The income tax provision for the three months ended December 31, 2022 and 2021 was primarily related to foreign taxes on our profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the acquisition.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $175.2 million. Based on our future expectations, including the potential ability to raise cash through additional financing, and historical usage, we believe our current cash and cash equivalents are sufficient to meet our operating needs including principal payments related to our debt for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts, expansion of our business and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock and terms of any debt could impose restrictions on our operations. The sale of additional equity or additional convertible debt securities could result in more dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in, or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Cash Flows

	Three Months Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(18,292)	$(9,685)
Cash flows used in investing activities	(26)	(325)
Cash flows provided by (used in) financing activities	(442)	348

Operating Activities
Cash used in operating activities is primarily influenced by the sales of our products, our personnel-related expenditures, our facility related costs and the amount and timing of customer payments. Our largest source of operating cash inflow is cash collections from our customers from the sale of subscriptions and professional services.
Net cash used in operating activities during the three months ended December 31, 2022 was primarily the result of non-cash adjustments of $14.4 million exceeding our net loss of $4.1 million, partially offset by net cash outflows of $28.6 million from changes in operating assets and liabilities. Non-cash expenses consisted primarily of stock-based compensation of $10.4 million, depreciation and amortization of $2.3 million, and amortization of capitalized contract acquisition costs of $1.2 million. The net change in operating assets and liabilities primarily reflects an outflow from accounts receivable of $17.1 million due to timing of billing and cash collection, accrued employee compensation of $10.6 million, the changes in other current and long-term liabilities of $5.0 million, accounts payable of $0.8 million, offset by inflow from deferred revenue of $4.8 million caused by timing of billing and cash collections.
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

Investing Activities
Net cash used in investing activities for the three months ended December 31, 2022 and 2021 was related to purchases of property and equipment.

Financing Activities
Net cash used is financing activities for the three months ended December 31, 2022 resulted from the increase in funds held for customers partially offset by cash received from stock option exercises.
Net cash provided by financing activities for the three months ended December 31, 2021 resulted from by cash received from stock option exercises and the increase in funds held for customers.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our most recent Annual Report filed on Form 10-K for the fiscal year ended September 30, 2022.

New Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The Company adopted this ASU on October 1, 2022 on a modified retrospective basis. As a result, the Company no longer separately presents in equity an embedded conversion feature for such debt. Similarly, the discount is no longer amortized into income as interest expense over the life of the instrument. For the impact of adoption see Note 1 to Condensed Consolidated Financial Statements.

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

The following tables provide a reconciliation of adjusted EBITDA to net loss (in thousands):

	Three Months Ended December 31,
	2022	2021
Reconciliation of Adjusted EBITDA
Net loss	$(4,050)	$(6,266)
Adjustments
Stock-based compensation expense	10,404	6,986
Depreciation and amortization	2,273	2,240
Interest expense, net	134	3,778
Other expenses (income), net	(65)	100
Provision for income taxes	432	374
Adjusted EBITDA	$9,128	$7,212

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our exposure to market risks from that discussed in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2022.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of December 31, 2022, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events.

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
We have incurred net losses of $4.1 million and $6.3 million for the three months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $267.0 million. Our expenses may increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology industry and integrating the personnel, products, technologies and customers from our acquisition of Deloitte & Touche LLP’s pricing and contracting solutions business. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure investors that we will obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.
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
•seasonality or cyclical fluctuations in our business or industries, including during the second fiscal quarter, which has fewer days and typically has increased expenses for payroll taxes and other benefits;
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
•global epidemics, pandemics, or contagious diseases; and
•entry of new competitors into our market.
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
Subscription revenues primarily include contractual arrangements with customers accessing our cloud-based solutions and revenues associated with maintenance and support agreements from license customers. We recognize a majority of our subscription revenues over the term of our customer agreements, which, on average are typically one to three years. As a result, most of our quarterly subscription revenues result from agreements entered into during previous quarters. Consequently, a shortfall in sales of our cloud-based solutions or renewal of maintenance and support agreements in any quarter may not significantly reduce our subscription revenues for that quarter but may negatively affect subscription revenues in future quarters. Further, management measures sales performance and forecasts future SaaS subscription revenue based on the annualized value, or SaaS ARR, which is derived by dividing the SaaS portion of our recurring subscription revenue for the quarter by the number of days in the quarter, and multiplying it by 365 to get an annualized number. Management also uses SaaS Net Dollar Retention, which uses the same SaaS ARR calculations to measure the percentage change in SaaS ARR from customers that are in both the current period and the year-ago period. The amount of subscription revenue we actually recognize may be different from ARR at the end of a period in which it was recorded. Accordingly, the effect of significant downturns in sales of our cloud-based solutions or renewals of our maintenance and support agreements may not be fully reflected in our results of operations until future periods. We may be unable to adjust our cost structure rapidly to compensate for this potential shortfall in subscription revenues, or at all, to take account of reduced revenue. Our revenue recognition model for our cloud-based solutions and maintenance and support agreements also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as a significant amount of our revenues are recognized over the applicable agreement term. As a result, changes in the volume of sales of our cloud-based solutions or the renewals of our maintenance and support agreements in a particular period would not be fully reflected in our revenues until future periods.
Our implementation cycle is lengthy and variable, depends upon factors outside our control and could cause us to expend significant time and resources prior to earning associated revenues.
The implementation and testing of our solutions typically range from a few months to up to twelve months, and unexpected implementation delays and difficulties can occur including, but not limited to, those related to global epidemics, pandemics, or contagious diseases. Implementing our solutions typically involves integration with our customers’ systems, as well as adding their data to our system. This can be complex, time-consuming and expensive for our customers and can result in delays in the implementation and deployment of our solutions. The lengthy and variable implementation cycle may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from period to period.
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
Our future growth depends, in large part, upon continued sales to companies in the life sciences industry. Demand for our solutions could be affected by factors that adversely affect demand for the underlying life sciences products and services that are purchased and sold pursuant to contracts managed through our solutions. The life sciences industry is affected by certain factors, including the emergence of large group purchasing and managed care organizations and integrated healthcare delivery networks, increased customer and channel incentives and rebates, the shift of purchasing influence from physicians to economic buyers, increased spending on healthcare by governments instead of commercial entities and increased scope of government mandates, frequency of regulatory reporting and audits, fines, and global epidemics, pandemics, or contagious diseases. Accordingly, our future operating results could be materially and adversely affected as a result of factors that affect the life sciences industry generally.
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

Our operations and performance depend on global economic conditions. Challenging or uncertain economic conditions including those related to global epidemics, pandemics, or contagious diseases, geopolitical turmoil, and macroeconomic conditions, inflation, fluctuations in foreign exchange rates, disruptions in supply chains and interest rates, make it difficult for our customers and potential customers to accurately forecast and plan future business activities and may cause our customers and potential customers to slow or reduce spending, or vary order frequency, on our solutions. Furthermore, during challenging or uncertain economic times, our customers may face difficulties gaining timely access to sufficient credit and experience decreasing cash flow, which could impact their willingness to make purchases and their ability to make timely payments to us. Global economic conditions have in the past and could continue to have an adverse effect on demand for our solutions, including new bookings and renewal and upsell rates, on our ability to predict future operating results and on our financial condition and operating results. If global economic conditions remain uncertain or deteriorate, it may materially impact our business, operating results and financial condition.
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
We have significant international operations, including in emerging markets such as India, and we are continuing to expand our international operations as part of our growth strategy. As of September 30, 2022, approximately 47% of our total employees were located in India, where we conduct a portion of our development activities, implementation services and support services. Our current international operations and our plans to expand our international operations have placed, and will continue to place, a strain on our employees, management systems and other resources.
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
Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the Court of Justice of the European Union (“ECJ”) ruled on July 16, 2020, the US-EU Privacy Shield as a mechanism for managing personal data transfers between the European Union and the United States (and other countries). While the ECJ upheld the adequacy of EU-specified standard contractual clauses (a form of contract approved by the EU commission as an adequate data transfer mechanism), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances and that their use must be assessed on a case-by-case basis taking into account the surveillance laws and right of individuals in the destination country. The ECJ went on to state that, if the competent supervisory authority believes that the standard contractual clauses cannot be complied with in the recipient country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer unless the data exporter has already done so itself. Further, on June 4, 2021 the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision now in effect as of June 27, 2021. Under the Implementing Decision, we had until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021, that rely on Standard Contractual Clauses as the data transfer mechanism. To comply with the Implementing Decision and the new Standard Contractual Clauses, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. We rely on a mixture of mechanisms to transfer personal data from our EU business to the U.S. (including having previously relied on US-EU Privacy Shield) and are evaluating what additional mechanisms may be required to establish adequate safeguards for personal data transfer.
Furthermore, federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. For example, the California Consumer Privacy Act (CCPA) was in effect from January 1, 2020 through December 31, 2022, and, among other things, required covered companies to provide certain disclosures to California consumers, and afford such consumers the ability to opt out of certain sales of personal information. On January 1, 2023, a new privacy law, the California Privacy Rights Act (CPRA) suspended the CCPA. The CPRA requires covered companies to, among other things, provide new disclosures to California consumers, businesses and employees, and affords such consumers, businesses and employees new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CPRA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Potential uncertainty surrounding CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. The CCPA and CPRA has also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Four additional states have recently passed personal information laws: the Colorado Privacy Act, which goes in effect on July 1, 2023; the Connecticut Data Privacy Act which goes into effect on July 1, 2023; the Utah Consumer Privacy Act which goes into effect on December 31, 2023; and Virginia’s Consumer Data Protection Act, which went in effect on January 1, 2023. Furthermore, as of January 2023, four additional states have active, pending privacy bills.
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
Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including but not limited to, the European General Data Protection Regulation (GDPR), which imposes additional obligations and risks upon our business. Notably, the U.K. implemented the Data Protection Act, effective May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for how GDPR is applied in the U.K. These developments in the European Union could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. From the beginning of 2021 (when the transitional period following Brexit expired), we have to continue to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the U.K. and the EU remains uncertain, for example how data transfers between the U.K. and the EU and other jurisdictions will be treated and the role of the U.K.’s supervisory authority. For example, on June 28, 2021, the European Commission adopted the adequacy decision “the UK Adequacy Decision” in the wake of a non-binding vote by the European Parliament against the then-Draft UK Adequacy Decision the month prior. Consequently, personal data can continue to flow from the EEA to the U.K. without the need for appropriate safeguards. The UK Adequacy Decision includes a “sunset clause”, rendering the decision valid for four years only, after which it will be reviewed by the European Commission and renewed only if the European Commission considers that the U.K. continues to ensure an adequate level of data protection. The European Commission also stated that it would intervene at any point within the four years if the U.K. deviates from the level of protection presently in place. If this adequacy decision is reversed by the European Commission, it would require that companies implement protection measures such as the Standard Contractual Clauses for data transfers between the EU and the UK. These changes will lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to make further significant changes in our business operations as regulatory guidance changes, all of which may adversely affect our revenue and our business overall. Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.

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
We currently operate our cloud-based solutions primarily through third-party data centers, and cloud service providers. We do not control the operation of these facilities. These facilities and third-parties are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures, global epidemics, pandemics, or contagious diseases, and similar events, such as the current invasion of Ukraine by Russia. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions, which would have a serious adverse impact on our business. Additionally, our data center agreements are of limited duration, subject to early termination rights in certain circumstances, may include inadequate indemnification and liability provisions, and the providers of our data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all.
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
We also depend on access to the Internet through third-party bandwidth providers to operate our cloud-based solution. If we lose the services of one or more of our bandwidth providers, or if these providers experience outages, for any reason, we could experience disruption in delivering our cloud-based solutions or we could be required to retain the services of a replacement bandwidth provider. Any Internet outages or delays could adversely affect our ability to provide our solutions to our customers. Our data center operations also rely heavily on the availability of electricity, which also comes from third-party providers. If we or the third-party data center facilities or cloud service provider facilities that we use to deliver our services were to experience a major power outage or if the cost of electricity were to increase significantly, our operations and financial results could be harmed. If we or our third-party data centers facilities or cloud service provider facilities were to experience a major power outage, we or they would have to rely on back-up generators, which might not work properly or might not provide an adequate supply during a major power outage. Such a power outage could result in a significant disruption of our business.
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
The market price of our common stock could be subject to wide fluctuations in response to, among other things, the factors described in this “Risk Factors” section or otherwise and other factors beyond our control, such as fluctuations in the volume of shares traded, the valuations of companies perceived by investors to be comparable to us; stockholder activism and the general macroeconomic and geopolitical environment.
Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, particularly during this time of uncertainty as the world continues to respond the war in Ukraine, rising inflation, disruption in supply chains and increasing interest rates. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, or impacts related to global epidemics, pandemics, or contagious diseases, future interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock.
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
As of December 31, 2022, we had an aggregate principal amount of $172.5 million of notes outstanding. We may also incur additional indebtedness in the future to meet future financing needs. Our current indebtedness and any future occurrence of additional significant indebtedness could have adverse consequences, including the following:
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
In addition, under certain circumstances, the treasury stock method for calculating diluted earnings per share is permitted for convertible debt instruments (such as the notes) that may be settled entirely or partly in cash. As a result, for purposes of calculating diluted earnings per share, we will include, under certain circumstances, the shares underlying the notes only to the extent that the conversion value of the notes exceeds the principal amount; provided that we will not use the treasury stock method if the effect on diluted earnings per share would be an anti-dilutive.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. The Company adopted this ASU on October 1, 2022 on a modified retrospective basis. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature. As a result, the Company no longer separately presents in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature is no longer amortized into income as interest expense over the life of the instrument.
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
The conversion rate of the notes is subject to adjustment in certain circumstances, including the payment of cash dividends. If the conversion rate is adjusted as a result of a dividend that is taxable to our common stockholders, such as a cash dividend, note holders will be deemed to have received a distribution subject to U.S. federal income tax, without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion rate after an event that increases a note holder’s proportionate interest in us could be treated as a deemed taxable dividend to the holder. If a make-whole fundamental change occurs prior to the maturity date or if we deliver a notice of redemption, we will, under certain circumstances, increase the conversion rate for notes converted in connection with the make-whole fundamental change or notice of redemption, as the case may be. Such increase also may be treated as a distribution subject to U.S. federal income tax as a dividend. It is unclear whether any such deemed dividend would be eligible for the preferential tax treatment generally available for dividends paid by U.S. corporations to certain non-corporate U.S. holders. If a note holder is a non-U.S. holder, any deemed dividend would generally be subject to U.S. federal withholding tax, which may be offset against subsequent payments on the notes or any shares of our common stock owned by the holder or from any proceeds of any subsequent sale, exchange or other disposition of the notes (including the retirement of a note) or such common stock or other funds or assets of the holder. The Internal Revenue Service has proposed regulations addressing the amount and timing of deemed distributions, obligations of withholding agents and filing and notice obligations of issuers, which if adopted could affect the U.S. federal income tax treatment of beneficial owners of notes deemed to receive such a distribution.
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
Date: February 7, 2023

MODEL N INC.

By:	/s/ John Ederer
John Ederer
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)