Form 10-Q
period 2023-03-31
MODEL N, INC.
filed 2023-05-09
CIK 1118417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of April 28, 2023, the registrant had 38,106,970 shares of common stock outstanding.
1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
MODEL N, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	As of March 31, 2023	As of September 30, 2022
Assets
Current assets
Cash and cash equivalents	$270,643	$193,524
Funds held for customers	229	603
Accounts receivable, net of allowance for credit losses of $418 as of March 31, 2023 and $102 as of September 30, 2022	76,021	49,121
Prepaid expenses	3,648	5,772
Other current assets	7,709	12,516
Total current assets	358,250	261,536
Property and equipment, net	1,422	1,838
Operating lease right-of-use assets	12,117	15,392
Goodwill	65,665	65,665
Intangible assets, net	33,628	37,362
Other assets	9,710	10,454
Total assets	$480,792	$392,247
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,610	$5,820
Customer funds payable	241	603
Accrued employee compensation	11,758	26,712
Accrued liabilities	4,849	6,860
Operating lease liabilities, current portion	4,606	4,651
Deferred revenue, current portion	70,792	62,282
Total current liabilities	96,856	106,928
Long term debt	279,477	135,417
Operating lease liabilities, less current portion	8,895	12,142
Other long-term liabilities	3,403	3,139
Total liabilities	388,631	257,626
Commitments and contingencies
Stockholders’ equity
Common Stock, $0.00015 par value; 200,000 shares authorized; 38,106 and 37,358 shares issued and outstanding at March 31, 2023 and September 30, 2022, respectively	6	6
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	394,622	421,473
Accumulated other comprehensive loss	(2,160)	(2,413)
Accumulated deficit	(300,307)	(284,445)
Total stockholders’ equity	92,161	134,621
Total liabilities and stockholders’ equity	$480,792	$392,247
The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenues
Subscription	$44,925	$38,243	$89,139	$76,331
Professional services	17,679	15,037	32,619	28,491
Total revenues	62,604	53,280	121,758	104,822
Cost of revenues
Subscription	16,121	14,464	31,727	28,380
Professional services	11,499	9,587	22,164	18,322
Total cost of revenues	27,620	24,051	53,891	46,702
Gross profit	34,984	29,229	67,867	58,120
Operating expenses
Research and development	12,403	11,811	25,167	23,238
Sales and marketing	14,222	12,039	27,199	23,078
General and administrative	11,481	9,322	22,172	17,761
Total operating expenses	38,106	33,172	74,538	64,077
Loss from operations	(3,122)	(3,943)	(6,671)	(5,957)
Interest expense (income), net	(281)	3,848	(147)	7,626
Loss on extinguishment of debt	29,493	—	29,493	—
Other expenses (income), net	83	(112)	18	(12)
Loss before income taxes	(32,417)	(7,679)	(36,035)	(13,571)
Provision for income taxes	902	360	1,334	734
Net loss	$(33,319)	$(8,039)	$(37,369)	$(14,305)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.88)	$(0.22)	$(0.99)	$(0.39)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	37,917	36,619	37,719	36,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net loss	$(33,319)	$(8,039)	$(37,369)	$(14,305)
Other comprehensive gain (loss), net of tax
Unrealized gain (loss) on cash flow hedges	—	(104)	239	(135)
Change in unrealized gain (loss) on investments	(18)	—	8	—
Change in foreign currency translation gain (loss)	72	(180)	6	(162)
Total comprehensive loss	$(33,265)	$(8,323)	$(37,116)	$(14,602)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(37,369)	$(14,305)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	4,262	4,479
Stock-based compensation	20,767	15,308
Amortization of debt discount and issuance costs	629	5,391
Loss on extinguishment of debt	29,493	—
Deferred income taxes	(156)	280
Amortization of capitalized contract acquisition costs	2,416	2,027
Other non-cash charges	1,077	32
Changes in assets and liabilities, net of acquisition
Accounts receivable	(27,963)	(4,682)
Prepaid expenses and other assets	8,471	2,614
Accounts payable	(1,300)	(729)
Accrued employee compensation	(9,890)	(5,517)
Other current and long-term liabilities	(5,150)	(1,707)
Deferred revenue	8,563	(263)
Net cash provided by (used in) operating activities	(6,150)	2,928
Cash flows from investing activities
Purchases of property and equipment	(106)	(349)
Net cash used in investing activities	(106)	(349)
Cash flows from financing activities
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	2,555	2,401
Proceeds from issuance of 2028 Notes	253,000	—
Payment of debt issuance cost for Notes 2028	(6,958)	—
Repayments of 2025 Notes	(165,210)	—
Net changes in customer funds payable	(374)	(233)
Net cash provided by financing activities	83,013	2,168
Effect of exchange rate changes on cash and cash equivalents	(12)	10
Net decrease in cash and cash equivalents	76,745	4,757
Cash and cash equivalents
Beginning of period	194,127	165,783
End of period	$270,872	$170,540

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

Basis for Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated balance sheet as of September 30, 2022 has been derived from the audited financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (the ‘Annual Report”) on file with the SEC. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report.

In the opinion of management, the unaudited interim consolidated financial statements include all the normal recurring adjustments necessary to present fairly our condensed consolidated financial statements. The results of operations for the six months ended March 31, 2023 are not necessarily indicative of the operating results for the full fiscal year 2023 or any future periods.

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
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impacted the diluted EPS computation. The Company adopted this ASU on October 1, 2022 on a modified retrospective basis. As a result, the Company no longer separately presents in equity an embedded conversion feature for such debt. Similarly, the discount is no longer amortized into income as interest expense over the life of the instrument. The cumulative effect of the ASU adoption was as follows (in thousands):

	Balance at September 30, 2022	Adjustments from Adoption of ASU 2020-06	Balance at October 1, 2022
Liabilities
Long term debt	$135,417	$33,720	$169,137
Stockholders’ Equity
Additional paid-in capital	421,473	(55,227)	366,246
Accumulated deficit	(284,445)	21,507	(262,938)

Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued Accounting Standards Update No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for interim and annual periods beginning after December 15, 2022 on a prospective basis, with early adoption permitted. The Company does not anticipate the impact of the adoption of this standard to be material to its consolidated financial statements.
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

Disaggregation of Revenues

See Note 14, Geographic Information, for information on revenue by geography.

Customer Contract Balances

The following table reflects contract balances related to contracts with customers (in thousands):

	As of March 31, 2023	As of September 30, 2022
Accounts receivable, net	$66,626	$35,095
Unbilled accounts receivable, net	9,395	14,026
Total accounts receivable, net	$76,021	$49,121
Contract asset	$2,773	$7,671
Deferred revenue	$71,212	$62,649
Capitalized contract acquisition costs	$12,308	$13,041

Accounts Receivable
Accounts receivable represents the Company’s right to consideration that is unconditional, net of allowances for credit losses. The allowance for credit losses is based on management’s assessment of the collectability of accounts receivable amounts.

Unbilled Accounts Receivable

Unbilled accounts receivable consists of a receivable primarily for the revenue recognized for services performed but not yet billed.

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

The non-current portion of deferred revenue is included in other long-term liabilities in the condensed consolidated balance sheets. During the three and six months ended March 31, 2023, the Company recognized revenue of $28.4 million and $45.8 million, respectively, that was included in the deferred revenue balances at the beginning of the periods. During the three and six months ended March 31, 2022, the Company recognized revenue of $26.9 million and $40.9 million, respectively, that was included in the deferred revenue balances at the beginning of the periods.

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
As of March 31, 2023, the current and non-current portions of capitalized contract acquisition costs were $4.4 million and $7.9 million, respectively. As of September 30, 2022, the current and non-current portions of capitalized contract acquisition costs were $4.4 million and $8.6 million, respectively. The Company amortized $1.2 million and $2.4 million of contract acquisition costs during the three and six months ended March 31, 2023, respectively. The Company amortized $1.0 million and $2.0 million of contract acquisition costs during the three and six months ended March 31, 2022, respectively.

For the three and six months ended March 31, 2023 and 2022, there was no impairment related to capitalized contract acquisition costs.

Customer Deposits

Customer deposits primarily relate to payments received from customers which could be refundable pursuant to the terms of the related arrangement. These amounts are included in accrued liabilities on the condensed consolidated balance sheets. Customer deposits were immaterial as of March 31, 2023 and September 30, 2022.

Standard payment terms to customers generally range from thirty to ninety days; however, payment terms and conditions in our customer contracts may vary. In some cases, customers prepay for subscription and services in advance of the delivery; in other cases, payment is due as services are performed or in arrears following the delivery.

Remaining Performance Obligations

Remaining performance obligations represent non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2023, the aggregate amount of the transaction price allocated to performance obligations either unsatisfied or partially unsatisfied was $338.4 million, 43% of which we expect to recognize as revenue over the next 12 months and the remainder thereafter.

3.     Leases

The Company leases facilities under noncancellable operating leases with lease terms between three years and eleven years. Certain leases include options to extend or terminate the lease. The Company factored into the determination of lease payments the options that it is reasonably certain to exercise.

Operating lease costs were $1.2 million and $2.5 million for the three and six months ended March 31, 2023, respectively, and $1.4 million and $2.9 million for the three and six months ended March 31, 2022, respectively. Short-term lease costs, variable lease costs, and sublease income were immaterial for the three and six months ended March 31, 2023 and 2022.

Cash flow information related to operating leases is as follows (in thousands):

	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$2,393	$2,540
Operating lease ROU assets obtained in exchange for new operating lease liabilities	—	—

The weighted-average remaining lease term is 3 years and the weighted-average discount rate is 2.7% as of March 31, 2023.

Maturities of operating lease liabilities as of March 31, 2023 are as follows (in thousands):

Fiscal Year
Remaining fiscal 2023	$2,463
2024	4,661
2025	4,296
2026	2,357
2027	276
2028 and thereafter	—
Total operating lease payments	14,053
Less imputed interest	552
Total operating lease liabilities	$13,501

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
The table below sets forth the Company’s marketable securities which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

					Reported as:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
As of March 31, 2023
Level 1:
Money market funds	$103,328	$—	$—	$103,328	$103,328
US Treasury securities	34,979	8	—	34,987	34,987
Total	$138,307	$8	$—	$138,315	$138,315

As of September 30, 2022
Level 1:
Money market funds	$61,956	$—	$—	$61,956	$61,956
US Treasury securities	89,679	11	(6)	89,684	89,684
Total	$151,635	$11	$(6)	$151,640	$151,640

The Company’s financial instruments not measured at fair value on a recurring basis include cash, funds held for customers, accounts receivable, accounts payable, customer funds payable, convertible senior notes and certain accrued liabilities. These financial instruments are reflected in the financial statements at cost and approximate their fair value due to their short-term nature.

See Note 7 for the fair value measurement of the Company’s derivative contracts and Note 8 for the fair value measurement of the Company’s convertible senior notes.

5. Goodwill, and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at September 30, 2022	$65,665
Additions	—
Balance at March 31, 2023	$65,665

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Estimated	As of March 31, 2023
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-15	$52,109	$(25,980)	$26,129
Developed technology	5-6	22,333	(15,927)	6,406
Non-compete agreements	5	1,600	(720)	880
Trade name	3	850	(637)	213
Total		$76,892	$(43,264)	$33,628

	Estimated	As of September 30, 2022
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-15	$52,109	$(23,684)	$28,425
Developed technology	5-6	22,333	(14,790)	7,543
Non-compete agreements	5	1,600	(560)	1,040
Trade name	3	850	(496)	354
Total		$76,892	$(39,530)	$37,362

The Company recorded amortization expense related to acquired intangible assets of $1.7 million and $3.7 million for the three and six months ended March 31, 2023, respectively, and $2 million and $4 million for the three and six months ended March 31, 2022, respectively.

Estimated future amortization expense for the intangible assets as of March 31, 2023 is as follows (in thousands):

Fiscal Year
Remaining fiscal 2023	$3,452
2024	6,691
2025	6,620
2026	6,069
2027	2,266
2028 and thereafter	8,530
Total future amortization	$33,628

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

The table below reconciles the cash and cash equivalents and funds held for customers as reported on the condensed consolidated balance sheets to the cash and cash equivalents on the condensed consolidated statements of cash flows (in thousands):

	As of March 31, 2023	As of September 30, 2022
Cash and cash equivalents	$270,643	$193,524
Funds held for customers	229	603
Total cash and cash equivalents	$270,872	$194,127

7.     Derivative Instruments and Hedging

The Company uses foreign currency forward contracts to hedge a portion of the forecasted foreign currency-denominated expenses incurred in the normal course of business. These contracts are designated as cash flows hedges. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign exchange rate movements. The Company does not use any of the derivative instruments for trading or speculative purposes. These contracts have maturities of 12 months or less. The Company records changes in the fair value of cash flow hedges in accumulated other comprehensive loss in the condensed consolidated balance sheets, until the forecasted transaction occurs, at which point, the related gain or loss on the cash flow hedge is reclassified to the financial statement line item to which the derivative relates. The amounts reclassified to expenses related to the hedged transactions were immaterial for the periods presented. The fair value of the outstanding non-deliverable foreign currency forward contracts was measured using Level 2 fair value inputs and was immaterial as of September 30, 2022. The Company had no outstanding non-deliverable foreign currency forward contracts as of March 31, 2023.

Notional Amounts of Derivative Contracts
Derivative transactions are measured in terms of the notional amount but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The notional amounts of the outstanding foreign currency forward contracts designated as cash flow hedges were $4.3 million September 30, 2022. The Company had no outstanding non-deliverable foreign currency forward contracts as of March 31, 2023.

8.     Convertible Senior Notes

In May 2020, the Company issued $172.5 million aggregate principal amount of 2.625% convertible senior notes due in 2025 (the “2025 Notes”). In March 2023, the Company issued $253.0 million aggregate principal amount of 1.875% convertible senior notes due in 2028 (the “2028 Notes”, and together with the 2025 Notes the “Convertible Senior Notes”). Each series of the Convertible Senior Notes is governed by an indenture between the Company, as the issuer, and U.S. Bank National Association, as Trustee (individually, each an “Indenture,” and together, the “Indentures”). The applicable Indenture governing each series of the convertible senior notes does not contain any financial covenants or any restrictions on the payment of dividends, the occurrence of senior debt or other indebtedness, or the issuance or repurchase of the Company's other securities by the Company.

In May 2020, the Company issued $172.5 million aggregate principal amount of 2025 Notes in a private placement, including $22.5 million which represents the exercise in full of the initial purchasers’ option to purchase additional notes. The net proceeds from the issuance of the 2025 Notes was $166.4 million, net of initial purchasers’ discounts and debt issuance costs of $6.1 million. The Company used $40.0 million of the net proceeds to repay in full the debt outstanding under, and terminated the Credit Agreement dated May 4, 2018, as amended, by and among the Company, Wells Fargo, as administrative agent, and the lenders party thereto.

The 2025 Notes are senior, unsecured obligations of the Company and bear an interest rate of 2.625% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. The 2025 Notes mature on June 1, 2025 unless repurchased, redeemed or converted in accordance with their terms prior to such date.

Pursuant to the term of the Indenture, the 2025 Notes are convertible into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, at an initial conversion rate of 30.0044 shares of common stock per $1,000 principal amount of the 2025 Notes, which is equal to an initial conversion price of approximately $33.33 per share of common stock subject to adjustment for standard anti-dilution provision and the make-whole feature described below.

During the second quarter of fiscal 2023, the Company made an irrevocable election to settle the principal amount of the 2025 Notes using Combination Settlement (as defined in the applicable Indenture). Generally, under this settlement method, the conversion value will be settled in cash in an amount up to the principal amount being converted, and any excess of the conversion value over the principal amount will be settled, at the Company’s election, in cash or shares of the Company’s common stock.

Prior to the close of business on the scheduled trading day immediately preceding March 1, 2025, holders of the 2025 Notes may convert all or a portion of their 2025 Notes in multiples of $1,000 principal amount, only under the following circumstances:

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
•during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;
•if the Company calls any or all of the 2025 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events.

On or after March 1, 2025 and prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2025 Notes may convert all or a portion of their 2025 Notes in multiples of $1,000 principal amount regardless of the foregoing conditions.

Holders of the 2025 Notes who convert their 2025 Notes in connection with a make-whole fundamental change (as defined in the applicable Indenture) or in connection with any optional redemption are, under certain circumstances, entitled to an increase in the conversion rate with a maximum conversion rate of 38.2555 share of common stock per $1,000 principal amount of the 2025 Notes. Additionally, in the event of a fundamental change (as defined in the applicable Indenture), holders of the 2025 Notes may require the Company to repurchase all or a portion of their 2025 Notes at a price equal to 100% of the principal amount of 2025 Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date.

The Company may not redeem the 2025 Notes prior to June 6, 2023. The Company may redeem for cash all or part of the 2025 Notes, at its option, on or after June 6, 2023 and on or before the 41st scheduled trading day immediately before the maturity date, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. No sinking fund is provided for the 2025 Notes.

In initial accounting for the issuance of the 2025 Notes prior to the adoption of ASU 2020-06 on October 1, 2022, the Company separated the 2025 Notes into liability and equity components. The carrying amount of the liability component of $115.3 million was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $57.2 million and was determined by deducting the fair value of the liability component from the principal amount of the 2025 Notes. The excess of the principal amount of the 2025 Notes over the carrying amount of the liability component represent a debt discount that was amortized to interest expense at an effective interest rate over the contractual terms of the 2025 Notes. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.

In initial accounting for the issuance costs related to the 2025 Notes prior to the adoption of ASU 2020-06 on October 1, 2022, the Company allocated the total amount incurred to the liability and equity components of the 2025 Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were $4.1 million and are amortized to interest expense using the effective interest method over the contractual terms of the 2025 Notes. Issuance costs attributable to the equity component of $2.0 million were netted with the equity component in stockholders’ equity.

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

In March 2023, the Company issued $253.0 million aggregate principal amount of 2028 Notes in a private placement, including $33.0 million which represents the exercise in full of the initial purchasers’ option to purchase additional notes. The net proceeds from the issuance of the 2028 Notes was $245.5 million, net of initial purchasers’ discounts and debt issuance costs of $7.6 million. The Company used $165.2 million of the net proceeds from this issuance to repurchase approximately $138.0 million in aggregate principal amount of its 2025 Notes concurrently with the issuance. The repurchase of the 2025 Notes was accounted for as a debt extinguishment. The Company recorded a $29.5 million loss on extinguishment of debt on its consolidated statements of operations during the fiscal quarter ended March 31, 2023, which includes a write-off of related deferred issuance costs of $2.3 million. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of March 31, 2023 was $34.5 million.

The 2028 Notes are senior, unsecured obligations of the Company and bear an interest rate of 1.875% per year payable semi-annually in arrears on September 15 and March 15 of each year, beginning on September 15, 2023. The Notes mature on March 15, 2028 unless repurchased, redeemed or converted in accordance with their terms prior to such date.

The 2028 Notes are convertible into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, at an initial conversion rate of 23.2364 shares of common stock per $1,000 principal amount of the 2028 Notes, which is equal to an initial conversion price of approximately $43.04 per share of common stock subject to adjustment, with a maximum conversion rate of 30.7881. The conversion value will be settled in cash in an amount no less than the principal amount being converted, and any excess of the conversion value over the principal amount will be settled, at the Company’s election, in cash or shares of the Company’s common stock. Prior to the close of business on the scheduled trading day immediately preceding December 15, 2027, holders of the 2028 Notes may convert all or a portion of their 2028 Notes in multiples of $1,000 principal amount, only under the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on June 30, 2023 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2028 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;
•if the Company calls any or all of the 2028 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events.

On or after December 15, 2027 and prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2028 Notes may convert all or a portion of their Notes in multiples of $1,000 principal amount regardless of the foregoing conditions.

Holders of the 2028 Notes who convert their 2028 Notes in connection with a make-whole fundamental change (as defined in the applicable Indenture) or in connection with any optional redemption are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a fundamental change (as defined in the applicable Indenture), holders of the 2028 Notes may require the Company to repurchase all or a portion of their 2028 Notes at a price equal to 100% of the principal amount of 2028 Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date.

The Company may not redeem the 2028 Notes prior to March 20, 2026. The Company may redeem for cash all or part of the 2028 Notes, at its option, on or after March 20, 2026 and on or before the 41st scheduled trading day immediately before the maturity date, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. No sinking fund is provided for the 2028 Notes.

The Company intends to use the remaining net proceeds from the issuance of 2028 Notes for general corporate purposes, including working capital and to fund growth and potential strategic projects.

During the three months ended March 31, 2023, the conditions allowing holders of the Convertible Senior Notes to convert were not met. The Convertible Senior Notes were classified as long-term debt on the condensed consolidated balance sheets as of March 31, 2023.

In accordance with ASU 2020-06, the 2028 Notes are accounted for as a single liability.

The net carrying amounts of the liability and equity components for the 2025 Notes were as follows (in thousands):

	As of March 31, 2023	As of September 30, 2022
Liability component:
Principal amount	$34,530	$172,500
Unamortized discount	—	(34,354)
Unamortized issuance costs	(552)	(2,729)
Net carrying amount	$33,978	$135,417

Equity component, net of issuance costs	$—	$55,227

The net carrying amounts of the liability for the 2028 Notes were as follows (in thousands):

	As of March 31, 2023	As of September 30, 2022
Liability component:
Principal amount	$253,000	$—
Unamortized issuance costs	(7,501)	—
Net carrying amount	$245,499	$—

The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Coupon interest expense	$1,181	$1,132	$2,313	$2,264
Amortization of debt discount	—	2,575	—	5,079
Amortization of debt issuance costs	327	161	629	312
Total interest expense related to the Notes	$1,508	$3,868	$2,942	$7,655

The issuance costs related to the 2025 Notes and the 2028 Notes are being amortized to interest expense over the respective contractual term, at effective interest rates of 3.4% and 2.5%, respectively. As of March 31, 2023 unamortized debt issuance costs will be amortized over the remaining life of the 2025 Notes and the 2028 Notes which is approximately 26 months, and 60 months, respectively.

As of March 31, 2023, the total estimated fair value of the 2025 Notes and 2028 Notes was approximately $41.3 million and $259.4 million, respectively. The fair value was determined based on the closing trading price per $100 of the applicable series of the Convertible Senior Notes as of the last day of trading for the period. The fair value of the Convertible Senior Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. The fair value of the Convertible Senior Notes is considered a Level 2 measurement as they are not actively traded.

9.     Stockholders’ Equity

The following tables present the changes in the components of stockholders’ equity (in thousands):

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	37,734	$6	$381,733	$(2,214)	$(266,988)	$112,537
Issuance of common stock upon exercise of stock options	2	—	27	—	—	27
Issuance of common stock upon release of restricted stock units	274	—	—	—	—	—
Issuance of common stock upon ESPP purchase	96	—	2,500	—	—	2,500
Stock-based compensation	—	—	10,362	—	—	10,362
Other comprehensive income	—	—	—	54	—	54
Net loss	—	—	—	—	(33,319)	(33,319)
Balance at March 31, 2023	38,106	6	394,622	(2,160)	(300,307)	92,161

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	$36,433	$5	$393,278	$(1,218)	$(262,076)	$129,989
Issuance of common stock upon exercise of stock options	—	—	8	—	—	8
Issuance of common stock upon release of restricted stock units	275	1	—	—	—	1
Issuance of common stock upon ESPP purchase	108	—	2,321	—	—	2,321
Stock-based compensation	—	—	7,932	—	—	7,932
Other comprehensive loss	—	—	—	(284)	—	(284)
Net loss	—	—	—	—	(8,039)	(8,039)
Balance at March 31, 2022	36,816	$6	$403,539	$(1,502)	$(270,115)	$131,928

	Six Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2022	37,358	$6	$421,473	$(2,413)	$(284,445)	$134,621
Cumulative effect of ASU 2020-06 adoption	—	—	(55,227)	—	21,507	(33,720)
Balance at October 1, 2022	37,358	6	366,246	(2,413)	(262,938)	100,901
Issuance of common stock upon exercise of stock options	4	—	54	—	—	54
Issuance of common stock upon release of restricted stock units	648	—	—	—	—	—
Issuance of common stock upon ESPP purchase	96	—	2,500	—	—	2,500
Stock-based compensation	—	—	25,822	—	—	25,822
Other comprehensive income	—	—	—	253	—	253
Net loss	—	—	—	—	(37,369)	(37,369)
Balance at March 31, 2023	38,106	$6	$394,622	$(2,160)	$(300,307)	$92,161

	Six Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2021	36,059	$5	$380,528	$(1,205)	$(255,810)	$123,518
Issuance of common stock upon exercise of stock options	8	—	80	—	—	80
Issuance of common stock upon release of restricted stock units	641	1	—	—	—	1
Issuance of common stock upon ESPP purchase	108	—	2,321	—	—	2,321
Stock-based compensation	—	—	20,610	—	—	20,610
Other comprehensive loss	—	—	—	(297)	—	(297)
Net loss	—	—	—	—	(14,305)	(14,305)
Balance at March 31, 2022	36,816	$6	$403,539	$(1,502)	$(270,115)	$131,928

For the six months ended March 31, 2023, additional paid-in capital included $5.1 million, related to restricted stock unit (“RSU”) grants for the portion of the bonus recorded as stock-based compensation for the year ended September 30, 2022.

For the six months ended March 31, 2022, additional paid-in capital included $5.4 million, related to RSU grants for the portion of the bonus recorded as stock-based compensation for the year ended September 30, 2021.

10.     Stock-based Compensation

As of March 31, 2023, the Company had approximately 4.4 million shares available for future stock awards under its equity plans and any additional releases resulting from an over-achievement relating to performance-based restricted stock units.

The following table summarizes our RSU activity which includes performance-based RSUs under all equity plans for the six months ended March 31, 2023:

	Restricted Stock Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Balance at September 30, 2022	2,055	$33.08
Granted	1,301	38.01
Released	(648)	32.43
Forfeited	(50)	32.01
Balance at March 31, 2023	2,658	$35.67

Stock-based compensation recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Cost of revenues
Subscription	$1,307	$1,065	$2,644	$1,923
Professional services	1,063	871	2,203	1,492
Total stock-based compensation in cost of revenues	2,370	1,936	4,847	3,415
Operating expenses
Research and development	1,831	1,509	3,653	2,790
Sales and marketing	2,561	1,826	4,949	3,446
General and administrative	3,600	3,051	7,318	5,657
Total stock-based compensation in operating expenses	7,992	6,386	15,920	11,893
Total stock-based compensation	$10,362	$8,322	$20,767	$15,308

11.     Income Taxes

The Company recorded income tax provisions of $0.9 million and $1.3 million representing effective income tax rates of (2.8)% and (3.7)% for the three and six months ended March 31, 2023, respectively, and $0.4 million and $0.7 million representing effective income tax rates of (4.7)% and (5.4)% for the three and six months ended March 31, 2022, respectively. The income tax provision for the three and six months ended March 31, 2023 and 2022 was primarily related to foreign taxes on the Company’s profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the Acquisition.

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

12.     Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Numerator
Basic and diluted
Net loss attributable to common stockholders	$(33,319)	$(8,039)	$(37,369)	$(14,305)
Denominator
Basic and diluted
Weighted average shares used in computing net loss per share attributable to common stockholders	37,917	36,619	37,719	36,419
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.88)	$(0.22)	$(0.99)	$(0.39)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share because their effect would have been an anti-dilutive are as follows (in thousands):

	As of March 31,
	2023	2022
Stock options	1	17
Performance-based RSUs and RSUs	2,658	2,270
Shares issuable pursuant to the employee stock purchase plan	74	86
Convertible senior notes	4	—

Because the Convertible Senior Notes principal amount will always be settled in cash, the conversion spread has a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $33.33 per share for the 2025 Notes and $43.04 per share for the 2028 Notes. The number of shares relating to convertible senior notes represents potentially dilutive securities relating to the conversion premium (if any) of Convertible Senior Notes outstanding as of period-end, calculated using the Company’s period-end common stock price.
Upon adoption of ASU 2020-06 on October 1, 2022 and prior to an irrevocable election to settle the Company’s conversion obligations with respect to the 2025 Notes using Combination Settlement on March 30, 2023, we used if-converted method to calculate potentially dilutive shares from conversion of the 2025 Notes, under this method the assumption is made that the entire amount of 2025 Notes is converted at the beginning of the reporting period.

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

Revenues

The Company disaggregates the revenues by geographic regions based on the bill to location of its customers. Revenues from customers outside of the United States were 5% of total revenues for the three and six months ended March 31, 2023, and 5% and 6% of total revenues for the three and six months ended March 31, 2022, respectively.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net, by geographic region (in thousands):

	As of March 31, 2023	As of September 30, 2022
United States	$778	$1,113
India	644	725
Total property and equipment, net	$1,422	$1,838

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the quarter ended March 31, 2023, SaaS ARR was $125.8 million, which reflects a 40% year-over-year increase from $89.9 million for the quarter ended March 31, 2022. SaaS Net Dollar Retention increased to 138% for the 12 months ended March 31, 2023 from 116% for the 12 months ended March 31, 2022.

Key Components of Results of Operations

Revenues

Subscription
Subscription revenues primarily include contractual arrangements with customers accessing our cloud-based solutions. These arrangements, on average, are for committed three-year terms. Included in subscription revenues are revenues associated with managed support services and maintenance and support which generally renew on a one year or three-year basis. Managed support services revenue includes supporting, managing and administering our software solutions and providing additional end user support including the support provided by the acquired business. Maintenance and support revenues include post-contract customer support and the right to unspecified software updates and enhancements on a when and if available basis from customers using on-premise solutions. Term-based licenses for current products with the right to use unspecified future versions of the software and maintenance and support during the coverage period are also included in subscription revenues. Subscription revenue is generally recognized ratably over the contractual term of the arrangement beginning on the date our service is made available to the customer. The SaaS model is the primary way we sell to our customers in our vertical markets.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022

	(in thousands)
Revenues
Subscription	$44,925	$38,243	$89,139	$76,331
Professional services	17,679	15,037	32,619	28,491
Total revenues	62,604	53,280	121,758	104,822
Cost of revenues
Subscription	16,121	14,464	31,727	28,380
Professional services	11,499	9,587	22,164	18,322
Total cost of revenues	27,620	24,051	53,891	46,702
Gross profit	34,984	29,229	67,867	58,120
Operating expenses
Research and development	12,403	11,811	25,167	23,238
Sales and marketing	14,222	12,039	27,199	23,078
General and administrative	11,481	9,322	22,172	17,761
Total operating expenses	38,106	33,172	74,538	64,077
Loss from operations	(3,122)	(3,943)	(6,671)	(5,957)
Interest expense (income), net	(281)	3,848	(147)	7,626
Loss on extinguishment of debt	29,493	—	29,493	—
Other expenses (income), net	83	(112)	18	(12)
Loss before income taxes	(32,417)	(7,679)	(36,035)	(13,571)
Provision for income taxes	902	360	1,334	734
Net loss	$(33,319)	$(8,039)	$(37,369)	$(14,305)

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenues

	Three Months Ended March 31,
	2023		2022
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$44,925	72%	$38,243	72%	$6,682	17%
Professional services	17,679	28%	15,037	28%	2,642	18%
Total revenues	$62,604	100%	$53,280	100%	$9,324	18%

Subscription

Subscription revenues increased by $6.7 million, or 17%, to $44.9 million for the three months ended March 31, 2023 from $38.2 million for the same period last year. The increase in our subscription revenues was due primarily to increased SaaS revenue relating to an increase in subscriptions for our cloud-based solutions, but partially offset by declines in maintenance revenue relating to our on-premise solutions. The increase in subscriptions for our cloud-based solutions is primarily due to more existing customers transitioning to SaaS and new customers. We intend to continue to focus on growing our recurring revenue from SaaS subscriptions in future periods. While we expect our subscription revenues to increase for fiscal 2023, we expect maintenance revenue to continue to decline in fiscal 2023 as we continue to transition our business model.

Professional services
Professional services revenues increased by $2.6 million, or 18%, to $17.7 million for the three months ended March 31, 2023 from $15.0 million for the same period last year. The increase in our professional services revenue was primarily driven by the increase in number of professional service hours performed in the second quarter of fiscal year 2023.

Cost of Revenues

	Three Months Ended March 31,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$16,121	36%	$14,464	38%	$1,657	11%
Professional services	11,499	65%	9,587	64%	1,912	20%
Total cost of revenues	$27,620	44%	$24,051	45%	$3,569	15%

Subscription

Cost of subscription revenues increased by $1.7 million, or 11%, to $16.1 million during the three months ended March 31, 2023 from $14.5 million for the same period last year. The increase in cost primarily pertains to employee-related costs driven by an approximately 9% increase in average headcount, cloud hosting and related services, stock-based compensation and a $0.8 million increase in outside service costs. As a percentage of subscription revenues, cost of subscription revenues decreased from 38% to 36% primarily due to achieved costs efficiencies.

Professional services
Cost of professional services revenues increased by $1.9 million, or 20%, to $11.5 million during the three months ended March 31, 2023 from $9.6 million for the same period last year. The increase in cost primarily pertains to employee related cost driven by an approximately 3% increase in average headcount and a $1.1 million increase in outside service costs. As a percentage of professional services revenue, cost of professional services revenues increased from 64% to 65% primarily due to increased personnel costs.

Operating Expenses

	Three Months Ended March 31,
	2023	2022	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$12,403	$11,811	$592	5%
Sales and marketing	14,222	12,039	2,183	18%
General and administrative	11,481	9,322	2,159	23%
Total operating expenses	$38,106	$33,172	$4,934	15%

Research and Development
Research and development expenses increased by $0.6 million, or 5%, to $12.4 million during the three months ended March 31, 2023 from $11.8 million for the same period last year. The increase was primarily due to an increase in employee-related costs, increase in outside service cost by $0.1 million and increase in equipment related expenses by $0.2 million.
Sales and Marketing
Sales and marketing expenses increased by $2.2 million, or 18%, to $14.2 million during the three months ended March 31, 2023 from $12.0 million for the same period last year. The increase was primarily due to a $1.9 million increase in employee-related costs driven by an approximately 24% increase in average headcount, and a $0.2 million increase in travel and entertainment, partially offset by a $0.2 million decrease in marketing expenses.

General and Administrative
General and administrative expenses increased by $2.2 million, or 23%, to $11.5 million during the three months ended March 31, 2023 from $9.3 million for the same period last year. This increase was primarily due to a $1.2 million increase in employee-related costs driven by an approximately 6% increase in average headcount.

Interest and Other (Income) Expense

	Three Months Ended March 31,
	2023	2022	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense (income), net	$(281)	$3,848	$(4,129)	(107)%
Loss on extinguishment of debt	29,493	—	$29,493	—%
Other expense (income), net	$83	$(112)	$195	(174)%

Interest expense (income), net, decreased during the three months ended March 31, 2023 compared to the same period last year and was primarily driven by a $2.3 million decrease in amortization expenses of debt discount related to the Company’s 2.625% convertible senior notes due 2025 (the “2025 Notes”) due to the adoption of ASU 2020-06 on October 1, 2022. Interest income on marketable securities and cash balances increased by $1.8 million.

Loss on extinguishment of debt of $29.5 million related to the repurchase of the 2025 Notes. The Company repurchased approximately $138.0 million in aggregate principal amount for $165.2 million during the three months ended March 31, 2023. Further, the charge includes approximately $2.3 million write-off of deferred debt issuance cost related to the 2025 Notes. See Note 8 to the Notes to Condensed Consolidated Financial Statements.

The change in other expense (income), net, was primarily due to foreign currency fluctuations.

Provision for Income Taxes

	Three Months Ended March 31,
	2023	2022	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for income taxes	$902	$360	$542	151%

The income tax provision for the three months ended March 31, 2023 and 2022 was primarily related to foreign taxes on our profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the acquisition.

Comparison of the Six Months Ended March 31, 2023 and 2022
Revenues

	Six Months Ended March 31,
	2023		2022
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$89,139	73%	$76,331	73%	$12,808	17%
Professional services	32,619	27%	28,491	27%	$4,128	14%
Total revenues	$121,758	100%	$104,822	100%	$16,936	16%

Subscription

Subscription revenues increased by $12.8 million, or 17%, to $89.1 million for the six months ended March 31, 2023 from $76.3 million for the same period last year. The increase in our subscription revenues was due primarily to increased SaaS revenue relating to an increase in subscriptions for our cloud-based solutions, but partially offset by declines in maintenance revenue relating to our on-premise solutions and term licenses. The increase in subscriptions for our cloud-based solutions is primarily due to more existing customers transitioning to SaaS and new customers. We intend to continue to focus on growing our recurring revenue from SaaS subscriptions in future periods. While we expect our subscription revenues to increase for fiscal 2023, we expect maintenance revenue to continue to decline in fiscal 2023 as we continue to transition our business model.

Professional services

Professional services revenues increased by $4.1 million, or 14%, to $32.6 million for the six months ended March 31, 2023 from $28.5 million for the same period last year. The increase in our professional services revenues was due to the increase in professional service hours during the six months ended March 31, 2023.

Cost of Revenues

	Six Months Ended March 31,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$31,727	36%	$28,380	37%	$3,347	12%
Professional services	22,164	68%	18,322	64%	$3,842	21%
Total cost of revenues	$53,891	44%	$46,702	45%	$7,189	15%

Subscription
Cost of subscription revenues increased by $3.3 million, or 12%, to $31.7 million during the six months ended March 31, 2023 from $28.4 million for the same period last year. The increase in cost primarily pertains to employee-related costs including stock-based compensation driven by an approximately 7% increase in average headcount, cloud hosting and related services and outside service costs of $1.2 million. As a percentage of subscription revenues, cost of subscription revenues decreased from 37% to 36% during the six months ended March 31, 2023 primarily due to improved cost efficiency.

Professional services
Cost of professional services revenues increased by $3.8 million, or 21%, to $22.2 million during the six months ended March 31, 2023 from $18.3 million for the same period last year. The increase in cost primarily pertains to employee-related costs including stock-based compensation driven by an approximately 3% increase in average headcount and outside service costs of $1.7 million. As a percentage of professional services revenue, cost of professional services revenues increased from 64% to 68% primarily due to employee-related costs.

Operating Expenses

	Six Months Ended March 31,
	2023	2022	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$25,167	$23,238	$1,929	8%
Sales and marketing	27,199	23,078	4,121	18%
General and administrative	22,172	17,761	4,411	25%
Total operating expenses	$74,538	$64,077	$10,461	16%

Research and Development
Research and development expenses increased by $1.9 million, or 8%, to $25.2 million during the six months ended March 31, 2023 from $23.2 million for the same period last year. The increase was primarily due to an increase in employee-

related costs including stock-based compensation driven by an approximately 14% increase in average headcount, a $0.6 million increase in outside service costs and a $0.4 million increase in equipment and related expenses.
Sales and Marketing
Sales and marketing expenses increased by $4.1 million, or 18%, to $27.2 million during the six months ended March 31, 2023 from $23.1 million for the same period last year. The increase was primarily due to a $3.5 million increase in employee-related costs including stock-based compensation driven by an approximately 14% increase in average headcount, and a $0.6 million increase in travel and entertainment expenses, partially offset by a $0.2 million decrease in marketing expenses.
General and Administrative
General and administrative expenses increased by $4.4 million, or 25%, to $22.2 million during the six months ended March 31, 2023 from $17.8 million for the same period last year. The increase in expenses primarily pertains to increases in employee-related costs by $2.8 million including stock-based compensation driven by an approximately 4% increase in average headcount, a $0.5 million increase in outside services.

Interest and Other Expenses (Income), Net

	Six Months Ended March 31,
	2023	2022	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense (income), net	$(147)	$7,626	$(7,773)	(102)%
Loss on extinguishment of debt	$29,493	—	$29,493	—%
Other expenses (income), net	$18	$(12)	$30	(250)%

Interest expense (income), net, increased during the six months ended March 31, 2023 compared to the same period last year and was primarily driven by a $4.7 million decrease in amortization expenses of debt discount related to the 2025 Notes due to the adoption of ASU 2020-06 on October 1, 2022. Interest income on marketable securities and cash balances increased by $3.1 million.

Loss on extinguishment of debt of $29.5 million related to the repurchase of the 2025 Notes, the Company repurchased approximately $138.0 million in aggregate principal amount of the 2025 Notes for $165.2 million during the six months ended March 31, 2023. Further, the charge includes approximately $2.3 million write-off of deferred debt issuance cost of related to the 2025 Notes. See Note 8 to the Notes to Condensed Consolidated Financial Statements.

The change in other expense (income), net, was primarily due to foreign currency fluctuations.

Provision for Income Taxes

	Six Months Ended March 31,
	2023	2022	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for income taxes	$1,334	$734	$600	82%

The income tax provision for the six months ended March 31, 2023 and 2022 was primarily related to foreign taxes on our profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the acquisition.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $270.6 million. Based on our future expectations, including the potential ability to raise cash through additional financing, and historical usage, we believe our current cash and cash equivalents are sufficient to meet our operating needs including principal payments related to our debt for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts, expansion of our business and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock and terms of any debt could impose restrictions on our operations. The sale of additional equity or additional convertible debt securities could result in more dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in, or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. As market conditions warrant, we may, from time to time, repurchase our outstanding debt securities in the open market, in privately negotiated transactions, by tender offer, by exchange transaction or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material.

Cash Flows

	Six Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$(6,150)	$2,928
Cash flows used in investing activities	(106)	(349)
Cash flows provided by financing activities	83,013	2,168

Operating Activities
Cash used in operating activities is primarily influenced by the sales of our products, our personnel-related expenditures, our facility related costs and the amount and timing of customer payments. Our largest source of operating cash inflow is cash collections from our customers from the sale of subscriptions and professional services.
Net cash used in operating activities during the six months ended March 31, 2023 was primarily the result of a net loss of $37.4 million, adjusted for non-cash charges of $58.5 million and net cash outflows of $27.3 million from changes in operating assets and liabilities. Non-cash expenses consisted primarily of loss on extinguishment on debt of $29.5 million, stock-based compensation of $20.8 million, depreciation and amortization of $4.3 million, and amortization of capitalized contract acquisition costs of $2.4 million. The net change in operating assets and liabilities primarily reflects an outflow from accounts receivable of $28.0 million due to timing of billing and cash collection, accrued employee compensation of $9.9 million, the changes in other current and long-term liabilities of $5.2 million, accounts payable of $1.3 million, partially offset by inflow from deferred revenue of $8.6 million caused by timing of billing and prepaid expenses and other assets of $8.5 million.
Net cash provided in operating activities during the six months ended March 31, 2022 was primarily the result of non-cash adjustments of $27.5 million exceeding our net loss of $14.3 million partially offset by net cash outflows of $10.3 million from changes in operating assets and liabilities. Non-cash expenses consisted primarily of stock-based compensation of $15.3 million, amortization of debt discount and issuance costs of $5.4 million, depreciation and amortization of $4.5 million, and amortization of capitalized contract acquisition costs of $2.0 million. The net change in operating assets and liabilities primarily reflects an outflow from the changes in other current and long-term liabilities of $1.7 million, accounts receivable of $4.7 million due to timing of billing and cash collections, accounts payable of $0.7 million, deferred revenue of $0.3 million caused by the timing of invoicing, and accrued employee compensation of $5.5 million due to payments of bonuses partially offset by an inflow from the changes of prepaid expenses and other assets of $2.6 million.

Investing Activities
Net cash used in investing activities for the six months ended March 31, 2023 and 2022 was related to purchases of property and equipment.

Financing Activities
Net cash provided by financing activities for the six months ended March 31, 2023 was primarily due to the proceeds of $253.0 million from the issuance of the 1.875% convertible senior notes due 2028 (the “2028 Notes”), partially offset by a payment of debt issuance costs of $7.0 million and the partial repurchase of the 2025 Notes for $165.2 million. The period also included proceeds from our employee stock purchase plan, stock option exercises and decrease in funds held for customers.

Net cash provided by financing activities for the six months ended March 31, 2022 resulted from proceeds from our employee stock purchase plan, stock option exercises and the increase in funds held for customers.

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

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We define adjusted EBITDA as net loss before items discussed below, including stock-based compensation expense, depreciation and amortization, interest expense, net, other expenses (income), net, provision for income taxes, and loss on extinguishment of debt. We believe adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. We also use this measure internally to establish budgets and operational goals to manage our business and evaluate our performance.

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

The following tables provide a reconciliation of adjusted EBITDA to net loss (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Reconciliation of Adjusted EBITDA
Net loss	$(33,319)	$(8,039)	$(37,369)	$(14,305)
Adjustments
Stock-based compensation expense	10,362	8,322	20,767	15,308
Depreciation and amortization	1,989	2,239	4,262	4,479
Interest expense, net	(281)	3,848	(147)	7,626
Loss on extinguishment of debt	29,493	—	29,493	—
Other expenses (income), net	83	(112)	18	(12)
Provision for income taxes	902	360	1,334	734
Adjusted EBITDA	$9,229	$6,618	$18,358	$13,830

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our exposure to market risks from that discussed in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2022.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of March 31, 2023, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events.

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
We have incurred net losses of $37.4 million and $14.3 million for the six months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $300.3 million. Our expenses may increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology industry and integrating the personnel, products, technologies and customers from our acquisition of Deloitte & Touche LLP’s pricing and contracting solutions business. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure investors that we will obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.
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

Our operations and performance depend on global economic conditions. Challenging or uncertain economic conditions including those related to global epidemics, pandemics, or contagious diseases, geopolitical turmoil, and macroeconomic conditions, inflation, fluctuations in foreign exchange rates, instability in the global banking system, disruptions in supply chains and interest rates, make it difficult for our customers and potential customers to accurately forecast and plan future business activities and may cause our customers and potential customers to slow or reduce spending, or vary order frequency, on our solutions. Furthermore, during challenging or uncertain economic times, our customers may face difficulties gaining timely access to sufficient credit and experience decreasing cash flow, which could impact their willingness to make purchases and their ability to make timely payments to us. Global economic conditions have in the past and could continue to have an adverse effect on demand for our solutions, including new bookings and renewal and upsell rates, on our ability to predict future operating results and on our financial condition and operating results. If global economic conditions remain uncertain or deteriorate, it may materially impact our business, operating results and financial condition.
Moreover, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation and subsequently appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. While the FDIC has taken steps to make whole all depositors of SVB, there is no assurance that similar guarantees will be made in the event of further bank closures and continued instability in the global banking system. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, then our ability to obtain financing may be threatened, which could have a material adverse effect on our business and financial condition. Moreover, events such as the closure of SVB, in addition to other global macroeconomic conditions, may cause further turbulence and uncertainty in the capital markets.

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
•general macroeconomic conditions, including rising interest rates and inflation, slower growth or recession, instability in the global banking system;
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
Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including but not limited to, the European General Data Protection Regulation (“GDPR”), which imposes additional obligations and risks upon our business. Notably, the U.K. implemented the Data Protection Act, effective May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for how GDPR is applied in the U.K. These developments in the European Union could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. From the beginning of 2021 (when the transitional period following Brexit expired), we have to continue to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the U.K. and the EU remains uncertain, for example how data transfers between the U.K. and the EU and other jurisdictions will be treated and the role of the U.K.’s supervisory authority. For example, on June 28, 2021, the European Commission adopted the adequacy decision “the UK Adequacy Decision” in the wake of a non-binding vote by the European Parliament against the then-Draft UK Adequacy Decision the month prior. Consequently, personal data can continue to flow from the EEA to the U.K. without the need for appropriate safeguards. The UK Adequacy Decision includes a “sunset clause”, rendering the decision valid for four years only, after which it will be reviewed by the European Commission and renewed only if the European Commission considers that the U.K. continues to ensure an adequate level of data protection. The European Commission also stated that it would intervene at any point within the four years if the U.K. deviates from the level of protection presently in place. If this adequacy decision is reversed by the European Commission, it would require that companies implement protection measures such as the Standard Contractual Clauses for data transfers between the EU and the UK. These changes will lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to make further significant changes in our business operations as regulatory guidance changes, all of which may adversely affect our revenue and our business overall. Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.
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
We currently operate our cloud-based solutions primarily through third-party data centers, and cloud service providers. We do not control the operation of these facilities. These facilities and third parties are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures, global epidemics, pandemics, or contagious diseases, and similar events, such as the current invasion of Ukraine by Russia. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions, which would have a serious adverse impact on our business. Additionally, our data center agreements are of limited duration, subject to early termination rights in certain circumstances, may include inadequate indemnification and liability provisions, and the providers of our data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all.
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
Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, particularly during this time of uncertainty as the world continues to respond the war in Ukraine, rising inflation, disruption in supply chains, recent instability in the global banking system and increasing interest rates. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, or impacts related to global epidemics, pandemics, or contagious diseases, future interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock.
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
As of March 31, 2023, the outstanding aggregate principal amount of the 2025 Notes and the 2028 Notes were $34.5 million and $253.0 million, respectively. We may also incur additional indebtedness in the future to meet future financing needs. Our current indebtedness and any future occurrence of additional significant indebtedness could have adverse consequences, including the following:
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
We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indentures governing our notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indentures governing the notes that could have the effect of diminishing our ability to make payments on our notes when due.
We may not have the ability to raise the funds necessary to settle conversions of our notes in cash, to repurchase our notes for cash upon a fundamental change or to pay the redemption price for any notes we redeem, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.
Holders of our notes have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change (as defined in the indentures governing the notes) at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the notes being converted.

However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefore or notes that are being redeemed or converted.
In addition, our ability to repurchase the notes or to pay cash upon redemptions or conversions of the notes may be limited by law, by regulatory authority, or by other agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the notes as required by the applicable indenture would constitute a default under the applicable indenture. A default under either of the indentures or the occurrence of a fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.
The conditional conversion feature of our notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of our notes is triggered, holders of the applicable series of notes will be entitled to convert the notes of the applicable series at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
In addition, under certain circumstances, the treasury stock method for calculating diluted earnings per share is permitted for convertible debt instruments that may be settled entirely or partly in cash. As a result, for purposes of calculating diluted earnings per share, we will include, under certain circumstances, the shares underlying the notes only to the extent that the conversion value of the notes exceeds the principal amount; provided that we will not use the treasury stock method if the effect on diluted earnings per share would be an anti-dilutive.
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
In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options, settlement of other equity incentive awards, and upon conversion of the notes. The indentures for our notes does not restrict our ability to issue additional common stock or equity- linked securities in the future. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the trading price of our notes and the market price of our common stock and impair our ability to raise capital through the sale of additional common stock or equity-linked securities.
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
Prior to the close of business on the business day immediately preceding March 1, 2025, with respect to the 2025 Notes and, December 15, 2027, with respect to the 2028 Notes the holders of the applicable series of notes may convert their notes only if specified conditions are met. If the specific conditions for conversion are not met, the noteholders will not be able to convert their notes, and they may not be able to receive the value of the cash, common stock or a combination of cash and common stock, as applicable, into which the notes would otherwise be convertible.

Upon conversion of our notes, our note holders may receive less valuable consideration than expected because the value of our common stock may decline after such exercise of conversion rights but before we settle our conversion obligation.
Under the Convertible Senior Notes , a converting holder will be exposed to fluctuations in the value of our common stock during the period from the date such holder surrenders notes for conversion until the date we settle our conversion obligation.
Upon conversion of the notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to satisfy our conversion obligation in cash or a combination of cash and shares of our common stock, the amount of consideration that our note holders will receive upon conversion of their notes will be determined by reference to the volume-weighted average price of our common stock for each trading day in a 40 consecutive trading day observation period. This period would be (i) subject to clause (ii), if the relevant conversion date occurs prior to March 1, 2025, with respect to the 2025 Notes or December 15, 2027, with respect to the 2028 Notes, the 40 consecutive trading day period beginning on, and including, the second trading day immediately succeeding such conversion date; (ii) if the relevant conversion date occurs on or after the date of our issuance of a notice of redemption calling such note for redemption and on or prior to the business day immediately preceding the relevant redemption date, the 40 consecutive trading days beginning on, and including, the 41st scheduled trading day immediately preceding such redemption date; and (iii) subject to clause (ii), if the relevant conversion date occurs on or after March 1, 2025, with respect to the 2025 Notes or December 15, 2027, with respect to the 2028 Notes, the 40 consecutive trading days beginning on, and including, the 41st scheduled trading day immediately preceding the maturity date. Accordingly, if the price of our common stock decreases during this period, the amount and/or value of consideration a note holder will receive will be adversely affected. In addition, if the market price of our common stock at the end of such period is below the average volume-weighted average price of our common stock during such period, the value of any shares of our common stock that our note holders will receive in satisfaction of our conversion obligation will be less than the value used to determine the number of shares that they will receive.
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

The indentures governing the notes do not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. The indentures do not contain any covenants or other provisions to afford protection to holders of the notes in the event of a fundamental change or other corporate transaction involving us except to the extent described in the applicable indenture governing the notes.
The increase in the conversion rate for notes converted in connection with a make-whole fundamental change or a notice of redemption may not adequately compensate note holders for any lost value of their notes as a result of such transaction or redemption.
If a make-whole fundamental change (as defined in the applicable indenture governing the notes) occurs prior to the maturity date or if we deliver a notice of redemption, we will, under certain circumstances, increase the conversion rate by a number of additional shares of our common stock for notes converted in connection with such make-whole fundamental change or notice of redemption, as the case may be. The number of additional shares, if any, by which the conversion rate will be increased will be determined based on the date on which the make-whole fundamental change occurs or becomes effective or the date of the notice of redemption, as the case may be, and the price paid (or deemed to be paid) per share of our common stock in the make-whole fundamental change or determined with respect to the notice of redemption, as the case may be. Although the increase in the conversion rate is designed to compensate note holders for the option value that their notes lose as result of a make-whole fundamental change or a redemption, as the case may be, the value provided by the increase in the conversion rate is only an approximation of the lost option value and may not adequately compensate note holders for any lost value of their notes as a result of such transaction or redemption, as the case may be. In addition, if the ‘‘stock price’’ (as defined in the applicable indenture governing the notes) is greater than (i) $325.00 per share or less than $26.14 per share (in each case, subject to adjustment), with respect to the 2025 Notes or (ii) $450 per share or less than$32.48 per share (in each case, subject to adjustment) with respect to the 2028 Notes, no additional shares will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of notes as a result of this adjustment exceed (i) 38.2555 shares of common stock, with respect to the 2025 Notes or (ii) 30.7881 shares of common stock, with respect to the 2028 Notes, subject to adjustment.
Our obligation to increase the conversion rate for notes converted in connection with a make-whole fundamental change or notice of redemption could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.
Upon any redemption of the 2025 Notes on or after June 6, 2023 or 2028 Notes on or after March 20, 2026 or any conversion of the notes in connection with a notice of redemption, the cash comprising the redemption price, in the case of a redemption, or the applicable conversion rate, in the case of a conversion in connection with a notice of redemption, as applicable, may not fully compensate note holders for future interest payments or lost time value of their notes and may adversely affect their return on the notes.
On a redemption date occurring on or after June 6, 2023, with respect to the 2025 Notes or March 20, 2026, with respect to the 2028 Notes and on or before the 41st scheduled trading day immediately before the maturity date, we may redeem for cash all or any portion of the applicable series of notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price with respect to such series of notes then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we call any or all of a series of notes for redemption, our note holders may convert their notes of such series at any time prior to the close of business on the business day immediately preceding the redemption date. Upon such redemption or conversion, the cash comprising the redemption price, in the case of a redemption, or the applicable conversion rate, in the case of a conversion in connection with a notice of redemption, in either case, may not fully compensate our note holders for any future interest payments that they would have otherwise received or any other lost time value of their notes. In addition, we may choose to redeem some or all of the notes, including at times when prevailing interest rates are relatively low and our note holders may not be able to reinvest the proceeds or conversion consideration they receive from the redemption or conversion prior to the redemption, respectively, of such notes in a comparable security at an effective interest rate as high as the interest rate on the notes being redeemed.

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
Provisions in the indentures for the notes may deter or prevent a business combination that may be favorable to our security holders.
If a fundamental change occurs prior to the maturity date, holders of our notes will have the right, at their option, to require us to repurchase all or a portion of their notes. In addition, if a make-whole fundamental change occurs prior the maturity date, we will in some cases be required to increase the conversion rate for a holder that elects to convert its notes in connection with such make-whole fundamental change. Furthermore, the indentures for the notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the notes. These and other provisions in the indentures could deter or prevent a third party from acquiring us even when the acquisition may be favorable to our security holders.
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
The notes were initially issued in the form of one or more global notes registered in the name of Cede & Co., as nominee of DTC. Beneficial interests in global notes will be shown on, and transfers of global notes will be effected only through, the records maintained by DTC. Except in limited circumstances, we will not issue certificated notes. Accordingly, if a note holder owns a beneficial interest in a global note, then it will not be considered an owner or holder of the notes. Instead, DTC or its nominee will be the sole holder of the notes. Unlike persons who have certificated notes registered in their names, owners of beneficial interests in global notes will not have the direct right to act on our solicitations for consents or requests for waivers or other actions from holders. Instead, those beneficial owners will be permitted to act only to the extent that they have received appropriate proxies to do so from DTC or, if applicable, a DTC participant. The applicable procedures for the granting of these proxies may not be sufficient to enable owners of beneficial interests in global notes to vote on any requested actions on a timely basis. In addition, notices and other communications relating to the notes will be sent to DTC. We expect DTC to forward any such communications to DTC participants, which in turn would forward such communications to indirect DTC participants. However, we can make no assurances that note holders will timely receive any such communications.

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
Date: May 9, 2023

MODEL N INC.

By:	/s/ John Ederer
John Ederer
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)