Form 10-Q
period 2023-06-30
MODEL N, INC.
filed 2023-08-08
CIK 1118417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of July 28, 2023, the registrant had 38,437,774 shares of common stock outstanding.
1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
MODEL N, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	As of June 30, 2023	As of September 30, 2022
Assets
Current assets
Cash and cash equivalents	$299,581	$193,524
Funds held for customers	117	603
Accounts receivable, net of allowance for credit losses of $570 as of June 30, 2023 and $102 as of September 30, 2022	51,866	49,121
Prepaid expenses	4,181	5,772
Other current assets	8,574	12,516
Total current assets	364,319	261,536
Property and equipment, net	1,260	1,838
Operating lease right-of-use assets	11,030	15,392
Goodwill	65,665	65,665
Intangible assets, net	31,902	37,362
Other assets	9,134	10,454
Total assets	$483,310	$392,247
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,615	$5,820
Customer funds payable	117	603
Accrued employee compensation	13,205	26,712
Accrued liabilities	5,966	6,860
Operating lease liabilities, current portion	4,577	4,651
Deferred revenue, current portion	59,825	62,282
Total current liabilities	88,305	106,928
Long term debt	279,895	135,417
Operating lease liabilities, less current portion	7,786	12,142
Other long-term liabilities	3,693	3,139
Total liabilities	379,679	257,626
Commitments and contingencies
Stockholders’ equity
Common Stock, $0.00015 par value; 200,000 shares authorized; 38,438 and 37,358 shares issued and outstanding at June 30, 2023 and September 30, 2022, respectively	6	6
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	403,218	421,473
Accumulated other comprehensive loss	(2,104)	(2,413)
Accumulated deficit	(297,489)	(284,445)
Total stockholders’ equity	103,631	134,621
Total liabilities and stockholders’ equity	$483,310	$392,247
The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Revenues
Subscription	$45,789	$40,554	$134,928	$116,885
Professional services	17,947	15,618	50,566	44,109
Total revenues	63,736	56,172	185,494	160,994
Cost of revenues
Subscription	15,841	14,869	47,568	43,249
Professional services	11,424	9,938	33,588	28,260
Total cost of revenues	27,265	24,807	81,156	71,509
Gross profit	36,471	31,365	104,338	89,485
Operating expenses
Research and development	11,361	11,797	36,528	35,035
Sales and marketing	13,332	11,795	40,531	34,873
General and administrative	8,849	9,857	31,021	27,618
Total operating expenses	33,542	33,449	108,080	97,526
Income (loss) from operations	2,929	(2,084)	(3,742)	(8,041)
Interest expense (income), net	(731)	3,794	(878)	11,420
Loss on extinguishment of debt	—	—	29,493	—
Other expenses (income), net	102	(271)	120	(283)
Income (loss) before income taxes	3,558	(5,607)	(32,477)	(19,178)
Provision for income taxes	740	611	2,074	1,345
Net income (loss)	$2,818	$(6,218)	$(34,551)	$(20,523)
Net income (loss) per share attributable to common stockholders:
Basic	$0.07	$(0.17)	$(0.91)	$(0.56)
Diluted	$0.07	$(0.17)	$(0.91)	$(0.56)
Weighted average number of shares used in computing net income (loss) per share attributable to common stockholders:
Basic	38,278	36,935	37,906	36,591
Diluted	38,610	36,935	37,906	36,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$2,818	$(6,218)	$(34,551)	$(20,523)
Other comprehensive gain (loss), net of tax
Change in unrealized gain (loss) on cash flow hedges	—	(240)	239	(375)
Change in unrealized gain on investments	13	—	21	—
Change in foreign currency translation gain (loss)	43	(415)	49	(577)
Total comprehensive income (loss)	$2,874	$(6,873)	$(34,242)	$(21,475)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(34,551)	$(20,523)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,254	6,725
Stock-based compensation	29,362	25,186
Amortization of debt discount and issuance costs	1,047	8,211
Loss on extinguishment of debt	29,493	—
Deferred income taxes	20	414
Amortization of capitalized contract acquisition costs	3,663	3,152
Other non-cash charges	1,251	(515)
Changes in assets and liabilities, net of acquisition
Accounts receivable	(3,960)	4,908
Prepaid expenses and other assets	7,500	(1,611)
Accounts payable	(1,211)	(1,516)
Accrued employee compensation	(8,461)	(794)
Other current and long-term liabilities	(4,192)	(3,020)
Deferred revenue	(2,751)	(3,284)
Net cash provided by operating activities	23,464	17,333
Cash flows from investing activities:
Purchases of property and equipment	(237)	(486)
Net cash used in investing activities	(237)	(486)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	2,555	2,507
Proceeds from issuance of 2028 Notes	253,000	—
Payment of debt issuance cost for Notes 2028	(7,525)	—
Repayments of 2025 Notes	(165,210)	—
Net changes in customer funds payable	(486)	(142)
Net cash provided by financing activities	82,334	2,365
Effect of exchange rate changes on cash and cash equivalents	10	(335)
Net increase in cash and cash equivalents	105,571	18,877
Cash and cash equivalents
Beginning of period	194,127	165,783
End of period	$299,698	$184,660

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

Basis for Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated balance sheet as of September 30, 2022 has been derived from the audited financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (the “Annual Report”) on file with the SEC. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report.

In the opinion of management, the unaudited interim consolidated financial statements include all the normal recurring adjustments necessary to present fairly our condensed consolidated financial statements. The results of operations for the nine months ended June 30, 2023 are not necessarily indicative of the operating results for the full fiscal year 2023 or any future periods.

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

Disaggregation of Revenues

See Note 14, Geographic Information, for information on revenue by geography.

Customer Contract Balances

The following table reflects contract balances related to contracts with customers (in thousands):

	As of June 30, 2023	As of September 30, 2022
Accounts receivable, net	$41,958	$35,095
Unbilled accounts receivable, net	9,908	14,026
Total accounts receivable, net	$51,866	$49,121
Contract asset	$3,542	$7,671
Deferred revenue	$59,898	$62,649
Capitalized contract acquisition costs	$11,718	$13,041

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

The non-current portion of deferred revenue is included in other long-term liabilities in the condensed consolidated balance sheets. During the three and nine months ended June 30, 2023, the Company recognized revenue of $32.0 million and $57.7 million, respectively, that was included in the deferred revenue balances at the beginning of the periods. During the three and nine months ended June 30, 2022, the Company recognized revenue of $27.4 million and $51.5 million, respectively, that was included in the deferred revenue balances at the beginning of the periods.

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
As of June 30, 2023, the current and non-current portions of capitalized contract acquisition costs were $4.3 million and $7.4 million, respectively. As of September 30, 2022, the current and non-current portions of capitalized contract acquisition costs were $4.4 million and $8.6 million, respectively. The Company amortized $1.2 million and $3.7 million of contract acquisition costs during the three and nine months ended June 30, 2023, respectively. The Company amortized $1.1 million and $3.2 million of contract acquisition costs during the three and nine months ended June 30, 2022, respectively.

For the three and nine months ended June 30, 2023 and 2022, there was no impairment related to capitalized contract acquisition costs.

Customer Deposits

Customer deposits primarily relate to payments received from customers which could be refundable pursuant to the terms of the related arrangement. These amounts are included in accrued liabilities on the condensed consolidated balance sheets. Customer deposits were immaterial as of June 30, 2023 and September 30, 2022.

Standard payment terms to customers generally range from thirty to ninety days; however, payment terms and conditions in our customer contracts may vary. In some cases, customers prepay for subscription and services in advance of the delivery; in other cases, payment is due as services are performed or in arrears following the delivery.

Remaining Performance Obligations

Remaining performance obligations represent non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2023, the aggregate amount of the transaction price allocated to performance obligations either unsatisfied or partially unsatisfied was $321.9 million, 44% of which we expect to recognize as revenue over the next 12 months and the remainder thereafter.

3.     Leases

The Company leases facilities under noncancellable operating leases with lease terms between three years and eleven years. Certain leases include options to extend or terminate the lease. The Company factored into the determination of lease payments the options that it is reasonably certain to exercise.

Operating lease costs were $1.2 million and $3.7 million for the three and nine months ended June 30, 2023, respectively, and $1.4 million and $4.4 million for the three and nine months ended June 30, 2022, respectively. Short-term lease costs, variable lease costs, and sublease income were immaterial for the three and nine months ended June 30, 2023 and 2022.

Cash flow information related to operating leases is as follows (in thousands):

	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$3,641	$3,800
Operating lease ROU assets obtained in exchange for new operating lease liabilities	—	—

The weighted-average remaining lease term is 2.8 years and the weighted-average discount rate is 2.7% as of June 30, 2023.

Maturities of operating lease liabilities as of June 30, 2023 are as follows (in thousands):

Fiscal Year
Remaining fiscal 2023	$1,234
2024	4,663
2025	4,298
2026	2,358
2027	276
2028 and thereafter	—
Total operating lease payments	12,829
Less imputed interest	466
Total operating lease liabilities	$12,363

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
The table below sets forth the Company’s marketable securities which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

					Reported as:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
As of June 30, 2023
Level 1:
Money market funds	$136,117	$—	$—	$136,117	$136,117
US Treasury securities	104,456	21	—	104,477	104,477
Total	$240,573	$21	$—	$240,594	$240,594

As of September 30, 2022
Level 1:
Money market funds	$61,956	$—	$—	$61,956	$61,956
US Treasury securities	89,679	11	(6)	89,684	89,684
Total	$151,635	$11	$(6)	$151,640	$151,640

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

5. Goodwill, and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at September 30, 2022	$65,665
Additions	—
Balance at June 30, 2023	$65,665

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Estimated	As of June 30, 2023
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-15	$52,109	$(27,128)	$24,981
Developed technology	5-6	22,333	(16,354)	5,979
Non-compete agreements	5	1,600	(800)	800
Trade name	3	850	(708)	142
Total		$76,892	$(44,990)	$31,902

	Estimated	As of September 30, 2022
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-15	$52,109	$(23,684)	$28,425
Developed technology	5-6	22,333	(14,790)	7,543
Non-compete agreements	5	1,600	(560)	1,040
Trade name	3	850	(496)	354
Total		$76,892	$(39,530)	$37,362

The Company recorded amortization expense related to acquired intangible assets of $1.7 million and $5.5 million for the three and nine months ended June 30, 2023, respectively, and $2.0 million and $6.0 million for the three and nine months ended June 30, 2022, respectively.

Estimated future amortization expense for the intangible assets as of June 30, 2023 is as follows (in thousands):

Fiscal Year
Remaining fiscal 2023	$1,726
2024	6,691
2025	6,620
2026	6,069
2027	2,266
2028 and thereafter	8,530
Total future amortization	$31,902

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

The table below reconciles the cash and cash equivalents and funds held for customers as reported on the condensed consolidated balance sheets to the cash and cash equivalents on the condensed consolidated statements of cash flows (in thousands):

	As of June 30, 2023	As of September 30, 2022
Cash and cash equivalents	$299,581	$193,524
Funds held for customers	117	603
Total cash and cash equivalents	$299,698	$194,127

7.     Derivative Instruments and Hedging

The Company uses foreign currency forward contracts to hedge a portion of the forecasted foreign currency-denominated expenses incurred in the normal course of business. These contracts are designated as cash flows hedges. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign exchange rate movements. The Company does not use any of the derivative instruments for trading or speculative purposes. These contracts have maturities of 12 months or less. The Company records changes in the fair value of cash flow hedges in accumulated other comprehensive loss in the condensed consolidated balance sheets, until the forecasted transaction occurs, at which point, the related gain or loss on the cash flow hedge is reclassified to the financial statement line item to which the derivative relates. The amounts reclassified to expenses related to the hedged transactions were immaterial for the periods presented. The fair value of the outstanding non-deliverable foreign currency forward contracts was measured using Level 2 fair value inputs and was immaterial as of September 30, 2022. The Company had no outstanding non-deliverable foreign currency forward contracts as of June 30, 2023.

Notional Amounts of Derivative Contracts
Derivative transactions are measured in terms of the notional amount but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The notional amounts of the outstanding foreign currency forward contracts designated as cash flow hedges were $4.3 million September 30, 2022. The Company had no outstanding non-deliverable foreign currency forward contracts as of June 30, 2023.

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

In March 2023, the Company issued $253.0 million aggregate principal amount of 2028 Notes in a private placement, including $33.0 million which represents the exercise in full of the initial purchasers’ option to purchase additional notes. The net proceeds from the issuance of the 2028 Notes was $245.5 million, net of initial purchasers’ discounts and debt issuance costs of $7.6 million. The Company used $165.2 million of the net proceeds from this issuance to repurchase approximately $138.0 million in aggregate principal amount of its 2025 Notes concurrently with the issuance. The repurchase of the 2025 Notes was accounted for as a debt extinguishment. The Company recorded a $29.5 million loss on extinguishment of debt on its consolidated statements of operations during the fiscal quarter ended March 31, 2023 and the nine months ended June 30, 2023 which includes a write-off of related deferred issuance costs of $2.3 million. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of June 30, 2023 was $34.5 million.

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

During the three months ended June 30, 2023, the conditions allowing holders of the Convertible Senior Notes to convert were not met. The Convertible Senior Notes were classified as long-term debt on the condensed consolidated balance sheets as of June 30, 2023.

In accordance with ASU 2020-06, the 2028 Notes are accounted for as a single liability.

The net carrying amounts of the liability and equity components for the 2025 Notes were as follows (in thousands):

	As of June 30, 2023	As of September 30, 2022
Liability component:
Principal amount	$34,530	$172,500
Unamortized discount	—	(34,354)
Unamortized issuance costs	(490)	(2,729)
Net carrying amount	$34,040	$135,417

Equity component, net of issuance costs	$—	$55,227

The net carrying amounts of the liability for the 2028 Notes were as follows (in thousands):

	As of June 30, 2023	As of September 30, 2022
Principal amount	$253,000	$—
Unamortized issuance costs	(7,145)	—
Net carrying amount	$245,855	$—

The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Coupon interest expense	$1,413	$1,132	$3,726	$3,396
Amortization of debt discount	—	2,648	—	7,726
Amortization of debt issuance costs	418	171	1,047	485
Total interest expense related to the Notes	$1,831	$3,951	$4,773	$11,607

The issuance costs related to the 2025 Notes and the 2028 Notes are being amortized to interest expense over the respective contractual term, at effective interest rates of 3.4% and 2.5%, respectively. As of June 30, 2023 unamortized debt issuance costs will be amortized over the remaining life of the 2025 Notes and the 2028 Notes which is approximately 23 months, and 57 months, respectively.

As of June 30, 2023, the total estimated fair value of the 2025 Notes and 2028 Notes was approximately $42.6 million and $265.1 million, respectively. The fair value was determined based on the closing trading price per $100 of the applicable series of the Convertible Senior Notes as of the last day of trading for the period. The fair value of the Convertible Senior Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. The fair value of the Convertible Senior Notes is considered a Level 2 measurement as they are not actively traded.

9.     Stockholders’ Equity

The following tables present the changes in the components of stockholders’ equity (in thousands):

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023	38,106	$6	$394,622	$(2,160)	$(300,307)	$92,161
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	332	—	—	—	—	—
Issuance of common stock upon ESPP purchase	—	—	—	—	—	—
Stock-based compensation	—	—	8,596	—	—	8,596
Other comprehensive income	—	—	—	56	—	56
Net income	—	—	—	—	2,818	2,818
Balance at June 30, 2023	38,438	6	403,218	(2,104)	(297,489)	103,631

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2022	$36,816	$6	$403,539	$(1,502)	$(270,115)	$131,928
Issuance of common stock upon exercise of stock options	9	—	106	—	—	106
Issuance of common stock upon release of restricted stock units	215	—	—	—	—	—
Issuance of common stock upon ESPP purchase	—	—	—	—	—	—
Stock-based compensation	—	—	7,912	—	—	7,912
Other comprehensive loss	—	—	—	(655)	—	(655)
Net loss	—	—	—	—	(6,218)	(6,218)
Balance at June 30, 2022	37,040	$6	$411,557	$(2,157)	$(276,333)	$133,073

	Nine Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2022	37,358	$6	$421,473	$(2,413)	$(284,445)	$134,621
Cumulative effect of ASU 2020-06 adoption	—	—	(55,227)	—	21,507	(33,720)
Balance at October 1, 2022	37,358	6	366,246	(2,413)	(262,938)	100,901
Issuance of common stock upon exercise of stock options	4	—	55	—	—	55
Issuance of common stock upon release of restricted stock units	980	—	—	—	—	—
Issuance of common stock upon ESPP purchase	96	—	2,500	—	—	2,500
Stock-based compensation	—	—	34,417	—	—	34,417
Other comprehensive income	—	—	—	309	—	309
Net loss	—	—	—	—	(34,551)	(34,551)
Balance at June 30, 2023	38,438	$6	$403,218	$(2,104)	$(297,489)	$103,631

	Nine Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2021	36,059	$5	$380,528	$(1,205)	$(255,810)	$123,518
Issuance of common stock upon exercise of stock options	17	—	186	—	—	186
Issuance of common stock upon release of restricted stock units	856	1	—	—	—	1
Issuance of common stock upon ESPP purchase	108	—	2,321	—	—	2,321
Stock-based compensation	—	—	28,522	—	—	28,522
Other comprehensive loss	—	—	—	(952)	—	(952)
Net loss	—	—	—	—	(20,523)	(20,523)
Balance at June 30, 2022	37,040	$6	$411,557	$(2,157)	$(276,333)	$133,073

For the nine months ended June 30, 2023, additional paid-in capital included $5.1 million, related to restricted stock unit (“RSU”) grants for the portion of the bonus recorded as stock-based compensation for the year ended September 30, 2022.

For the nine months ended June 30, 2022, additional paid-in capital included $5.4 million, related to RSU grants for the portion of the bonus recorded as stock-based compensation for the year ended September 30, 2021.

10.     Stock-based Compensation

As of June 30, 2023, the Company had approximately 4.4 million shares available for future stock awards under its equity plans and any additional releases resulting from an over-achievement relating to performance-based restricted stock units.

The following table summarizes our RSU activity which includes performance-based RSUs under all equity plans for the nine months ended June 30, 2023:

	Restricted Stock Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Balance at September 30, 2022	2,055	$33.08
Granted	1,330	37.89
Released	(980)	32.82
Forfeited	(78)	32.45
Balance at June 30, 2023	2,327	$35.96

Stock-based compensation recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues
Subscription	$1,265	$1,380	$3,909	$3,303
Professional services	1,020	1,194	3,223	2,686
Total stock-based compensation in cost of revenues	2,285	2,574	7,132	5,989
Operating expenses
Research and development	1,659	1,826	5,311	4,616
Sales and marketing	2,172	2,223	7,121	5,669
General and administrative	2,480	3,255	9,798	8,912
Total stock-based compensation in operating expenses	6,311	7,304	22,230	19,197
Total stock-based compensation	$8,596	$9,878	$29,362	$25,186

11.     Income Taxes

The Company recorded income tax provisions of $0.7 million and $2.1 million representing effective income tax rates of 20.8% and          for the three and nine months ended June 30, 2023, respectively, and $0.6 million and $1.3 million representing effective income tax rates of (10.9)% and (7.0)% for the three and nine months ended June 30, 2022, respectively. The income tax provision for the three and nine months ended June 30, 2023 and 2022 was primarily related to foreign taxes on the Company’s profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the Acquisition.

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

12.     Net Income (Loss) per Share

The following table sets forth the computation of the basic and diluted net income (loss) per share attributable to common stockholders during the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net income (loss) attributable to common stockholders	$2,818	$(6,218)	$(34,551)	$(20,523)
Denominator
Weighted-average shares outstanding - basic	38,278	36,935	37,906	36,591
Weighted-average effect of potentially dilutive securities:
Employee stock awards	332	—	—	—
Weighted-average shares outstanding - diluted	38,610	36,935	37,906	36,591
Basic	$0.07	$(0.17)	$(0.91)	$(0.56)
Diluted	$0.07	$(0.17)	$(0.91)	$(0.56)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share for the nine months ended June 30, 2023 because their effect would have been an anti-dilutive are as follows (in thousands):

	As of June 30, 2023
	2023	2022
Stock options	—	8
Performance-based RSUs and RSUs	2,327	2,243
Shares issuable pursuant to the employee stock purchase plan	73	83
Convertible senior notes	65	—

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

Revenues

The Company disaggregates the revenues by geographic regions based on the bill to location of its customers. Revenues from customers outside of the United States were 4% and 5% of total revenues for the three and nine months ended June 30, 2023, respectively and 6% and 7% of total revenues for the three and nine months ended June 30, 2022, respectively.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net, by geographic region (in thousands):

	As of June 30, 2023	As of September 30, 2022
United States	$704	$1,113
India	556	725
Total property and equipment, net	$1,260	$1,838

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the quarter ended June 30, 2023, SaaS ARR was $129.2 million, which reflects a 28% year-over-year increase from $101.1 million for the quarter ended June 30, 2022. SaaS Net Dollar Retention increased to 126% for the 12 months ended June 30, 2023 from 123% for the 12 months ended June 30, 2022.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Revenues
Subscription	$45,789	$40,554	$134,928	$116,885
Professional services	17,947	15,618	50,566	44,109
Total revenues	63,736	56,172	185,494	160,994
Cost of revenues
Subscription	15,841	14,869	47,568	43,249
Professional services	11,424	9,938	33,588	28,260
Total cost of revenues	27,265	24,807	81,156	71,509
Gross profit	36,471	31,365	104,338	89,485
Operating expenses
Research and development	11,361	11,797	36,528	35,035
Sales and marketing	13,332	11,795	40,531	34,873
General and administrative	8,849	9,857	31,021	27,618
Total operating expenses	33,542	33,449	108,080	97,526
Income (loss) from operations	2,929	(2,084)	(3,742)	(8,041)
Interest expense (income), net	(731)	3,794	(878)	11,420
Loss on extinguishment of debt	—	—	$29,493	—
Other expenses (income), net	102	(271)	120	(283)
Income (loss) before income taxes	3,558	(5,607)	(32,477)	(19,178)
Provision for income taxes	740	611	2,074	1,345
Net income (loss)	$2,818	$(6,218)	$(34,551)	$(20,523)

Comparison of the Three Months Ended June 30, 2023 and 2022
Revenues

	Three Months Ended June 30,
	2023		2022
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$45,789	72%	$40,554	72%	$5,235	13%
Professional services	17,947	28%	15,618	28%	2,329	15%
Total revenues	$63,736	100%	$56,172	100%	$7,564	13%

Subscription

Subscription revenues increased by $5.2 million, or 13%, to $45.8 million for the three months ended June 30, 2023 from $40.6 million for the same period last year. The increase in our subscription revenues was due primarily to increased SaaS revenue relating to an increase in subscriptions for our cloud-based solutions, but partially offset by declines in maintenance revenue relating to our on-premise solutions. The increase in subscriptions for our cloud-based solutions is primarily due to more existing customers transitioning to SaaS and new customers. We intend to continue to focus on growing our recurring revenue from SaaS subscriptions in future periods. While we expect our subscription revenues to increase for fiscal 2023, we expect maintenance revenue to continue to decline in fiscal 2023 as we continue to transition our business model.

Professional services
Professional services revenues increased by $2.3 million, or 15%, to $17.9 million for the three months ended June 30, 2023 from $15.6 million for the same period last year. The increase in our professional services revenue was primarily driven by the increase in number of professional service hours performed in the third quarter of fiscal year 2023.

Cost of Revenues

	Three Months Ended June 30,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$15,841	35%	$14,869	37%	$972	7%
Professional services	11,424	64%	9,938	64%	1,486	15%
Total cost of revenues	$27,265	43%	$24,807	44%	$2,458	10%

Subscription

Cost of subscription revenues increased by $1.0 million, or 7%, to $15.8 million during the three months ended June 30, 2023 from $14.9 million for the same period last year. The increase in cost primarily pertains to $0.5 million in employee-related costs driven by an approximately 8% increase in average headcount, cloud hosting and related services, and a $0.4 million increase in outside service costs, but partially offset by a $0.3 million decrease in stock-based compensation and $0.3 million decrease in amortization of intangibles. As a percentage of subscription revenues, cost of subscription revenues decreased from 37% to 35% primarily due to achieved costs efficiencies.

Professional services
Cost of professional services revenues increased by $1.5 million, or 15%, to $11.4 million during the three months ended June 30, 2023 from $9.9 million for the same period last year. The increase in cost primarily pertains to a $1.5 million increase in outside service costs. As a percentage of professional services revenue, cost of professional services revenues in the current quarter remained consistent with the same period last year.

Operating Expenses

	Three Months Ended June 30,
	2023	2022	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$11,361	$11,797	$(436)	(4)%
Sales and marketing	13,332	11,795	1,537	13%
General and administrative	8,849	9,857	(1,008)	(10)%
Total operating expenses	$33,542	$33,449	$93	—%

Research and Development
Research and development expenses decreased by $0.4 million, or 4%, to $11.4 million during the three months ended June 30, 2023 from $11.8 million for the same period last year. The decrease was primarily due to decrease in employee-related costs compared to the same period last year.
Sales and Marketing
Sales and marketing expenses increased by $1.5 million, or 13%, to $13.3 million during the three months ended June 30, 2023 from $11.8 million for the same period last year. The increase was primarily due to a $1.3 million increase in employee-related costs driven by an approximately 28% increase in average headcount, and a $0.2 million increase in marketing expenses.

General and Administrative
General and administrative expenses decreased by $1.0 million, or 10%, to $8.8 million during the three months ended June 30, 2023 from $9.9 million for the same period last year. The decrease was primarily due to decrease in employee-related costs compared to the same period last year.

Interest and Other (Income) Expense

	Three Months Ended June 30,
	2023	2022	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense (income), net	$(731)	$3,794	$(4,525)	(119)%
Other expense (income), net	$102	$(271)	$373	(138)%

Interest expense (income), net, decreased during the three months ended June 30, 2023 compared to the same period last year and was primarily driven by a $2.7 million decrease in amortization expenses of debt discount related to the Company’s 2.625% convertible senior notes due 2025 (the “2025 Notes”) due to the adoption of ASU 2020-06 on October 1, 2022. This decrease is primarily offset by a $0.3 million increase in interest expenses and a $0.2 million increase in amortization of debt issuance costs primarily due to issuance of the 2028 Notes in March 2023. Interest income on marketable securities and cash balances increased by $2.4 million.

The change in other expense (income), net, was primarily due to foreign currency fluctuations.

Provision for Income Taxes

	Three Months Ended June 30,
	2023	2022	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for income taxes	$740	$611	$129	21%

The income tax provision for the three months ended June 30, 2023 and 2022 was primarily related to foreign taxes on our profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the acquisition.

Comparison of the Nine Months Ended June 30, 2023 and 2022
Revenues

	Nine Months Ended June 30,
	2023		2022
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$134,928	73%	$116,885	73%	$18,043	15%
Professional services	50,566	27%	44,109	27%	$6,457	15%
Total revenues	$185,494	100%	$160,994	100%	$24,500	15%

Subscription

Subscription revenues increased by $18.0 million, or 15%, to $134.9 million for the nine months ended June 30, 2023 from $116.9 million for the same period last year. The increase in our subscription revenues was due primarily to increased SaaS revenue relating to an increase in subscriptions for our cloud-based solutions, but partially offset by declines in maintenance revenue relating to our on-premise solutions and term licenses. The increase in subscriptions for our cloud-based solutions is primarily due to more existing customers transitioning to SaaS and new customers. We intend to continue to focus on growing our recurring revenue from SaaS subscriptions in future periods. While we expect our subscription revenues to increase for fiscal 2023, we expect maintenance revenue to continue to decline in fiscal 2023 as we continue to transition our business model.

Professional services

Professional services revenues increased by $6.5 million, or 15%, to $50.6 million for the nine months ended June 30, 2023 from $44.1 million for the same period last year. The increase in our professional services revenues was due to the increase in professional service hours during the nine months ended June 30, 2023.

Cost of Revenues

	Nine Months Ended June 30,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$47,568	35%	$43,249	37%	$4,319	10%
Professional services	33,588	66%	28,260	64%	$5,328	19%
Total cost of revenues	$81,156	44%	$71,509	44%	$9,647	13%

Subscription
Cost of subscription revenues increased by $4.3 million, or 10%, to $47.6 million during the nine months ended June 30, 2023 from $43.2 million for the same period last year. The increase in cost primarily pertains to employee-related costs including stock-based compensation driven by an approximately 8% increase in average headcount, cloud hosting and related services and outside service costs of $0.7 million but partially offset by a $0.6 million decrease in amortization of intangibles. As a percentage of subscription revenues, cost of subscription revenues decreased from 37% to 35% during the nine months ended June 30, 2023 primarily due to improved cost efficiency.

Professional services
Cost of professional services revenues increased by $5.3 million, or 19%, to $33.6 million during the nine months ended June 30, 2023 from $28.3 million for the same period last year. The increase in cost primarily pertains to employee-related costs including stock-based compensation. As a percentage of professional services revenue, cost of professional services revenues increased from 64% to 66% primarily due to employee-related costs.

Operating Expenses

	Nine Months Ended June 30,
	2023	2022	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$36,528	$35,035	$1,493	4%
Sales and marketing	40,531	34,873	5,658	16%
General and administrative	31,021	27,618	3,403	12%
Total operating expenses	$108,080	$97,526	$10,554	11%

Research and Development
Research and development expenses increased by $1.5 million, or 4%, to $36.5 million during the nine months ended June 30, 2023 from $35.0 million for the same period last year. The increase was primarily due to a $0.6 million increase in outside service costs, a $0.5 million increase in equipment and related expenses and a $0.3 million increase in travel, entertainment and other expenses.
Sales and Marketing
Sales and marketing expenses increased by $5.7 million, or 16%, to $40.5 million during the nine months ended June 30, 2023 from $34.9 million for the same period last year. The increase was primarily due to a $4.7 million increase in employee-related costs including stock-based compensation driven by an approximately 19% increase in average headcount, and a $0.5 million increase in travel and entertainment expenses, and a $0.2 million increase in equipment and related expenses.

General and Administrative
General and administrative expenses increased by $3.4 million, or 12%, to $31.0 million during the nine months ended June 30, 2023 from $27.6 million for the same period last year. The increase in expenses primarily pertains to increases in employee-related costs of $2.0 million, including stock-based compensation driven by an approximately 7% increase in average headcount, a $0.4 million increase in outside services, a $0.2 million increase in travel and entertainment, a 0.3 million increase in equipment and related expenses, and a $0.3 million increase in office and related expenses.

Interest and Other Expenses (Income), Net

	Nine Months Ended June 30,
	2023	2022	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense (income), net	$(878)	$11,420	$(12,298)	(108)%
Loss on extinguishment of debt	$29,493	—	$29,493	—%
Other expenses (income), net	$120	$(283)	$403	(142)%

Interest expense (income), net, decreased during the nine months ended June 30, 2023 compared to the same period last year and was primarily driven by a $7.7 million decrease in amortization expenses of debt discount related to the 2025 Notes due to the adoption of ASU 2020-06 on October 1, 2022. This decrease is primarily offset by a $0.3 million increase in interest expenses and a $0.6 million increase in amortization of debt issuance costs primarily due to issuance of the 2028 Notes in March 2023. Interest income on marketable securities and cash balances increased by $5.5 million.

Loss on extinguishment of debt of $29.5 million related to the repurchase of the 2025 Notes, the Company repurchased approximately $138.0 million in aggregate principal amount of the 2025 Notes for $165.2 million during the nine months ended June 30, 2023. Further, the charge includes approximately $2.3 million write-off of deferred debt issuance cost of related to the 2025 Notes. See Note 8 to the Notes to Condensed Consolidated Financial Statements.

The change in other expense (income), net, was primarily due to foreign currency fluctuations.

Provision for Income Taxes

	Nine Months Ended June 30,
	2023	2022	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for income taxes	$2,074	$1,345	$729	54%

The income tax provision for the nine months ended June 30, 2023 and 2022 was primarily related to foreign taxes on our profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the acquisition.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of $299.6 million. Based on our future expectations, including the potential ability to raise cash through additional financing, and historical usage, we believe our current cash and cash equivalents are sufficient to meet our operating needs including principal payments related to our debt for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts, expansion of our business and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock and terms of any debt could impose restrictions on our operations. The sale of additional equity or additional convertible debt securities could result in more dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in, or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. As market conditions warrant, we may, from time to time, repurchase our outstanding debt securities in the open market, in privately negotiated transactions, by tender offer, by exchange transaction or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material.

Cash Flows

	Nine Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$23,464	$17,333
Cash flows used in investing activities	(237)	(486)
Cash flows provided by financing activities	82,334	2,365

Operating Activities
Cash provided by operating activities is primarily influenced by the sales of our products, our personnel-related expenditures, our facility related costs and the amount and timing of customer payments. Our largest source of operating cash inflow is cash collections from our customers from the sale of subscriptions and professional services.
Net cash provided by operating activities during the nine months ended June 30, 2023 was primarily the result of a net loss of $34.6 million, adjusted for non-cash charges of $71.1 million and net cash outflows of $13.1 million from changes in operating assets and liabilities. Non-cash expenses consisted primarily of loss on extinguishment of debt of $29.5 million, stock-based compensation of $29.4 million, depreciation and amortization of $6.3 million, and amortization of capitalized contract acquisition costs of $3.7 million. The net change in operating assets and liabilities primarily reflects an outflow from accounts receivable of $4.0 million due to timing of billing and cash collection, accrued employee compensation of $8.5 million, the changes in other current and long-term liabilities of $4.2 million, accounts payable of $1.2 million, the changes in deferred revenue of $2.8 million caused by timing of billing, partially offset by inflow from prepaid expenses and other assets of $7.5 million.
Net cash provided in operating activities during the nine months ended June 30, 2022 was primarily the result of non-cash adjustments of $43.2 million exceeding our net loss of $20.5 million partially offset by net cash outflows of $5.3 million from changes in operating assets and liabilities. Non-cash expenses consisted primarily of stock-based compensation of $25.2 million, amortization of debt discount and issuance costs of $8.2 million, depreciation and amortization of $6.7 million, and amortization of capitalized contract acquisition costs of $3.2 million. The net change in operating assets and liabilities primarily reflects an outflow from the changes of prepaid expenses and other assets of $1.6 million, accounts payable of $1.5 million, accrued employee compensation of $0.8 million, the changes in other current and long-term liabilities of $3.0 million, deferred revenue of $3.3 million caused by the timing of invoicing, offset by an inflow from accounts receivable of $4.9 million due to timing of billing and cash collections.

Investing Activities
Net cash used in investing activities for the nine months ended June 30, 2023 and 2022 was related to purchases of property and equipment.

Financing Activities
Net cash provided by financing activities for the nine months ended June 30, 2023 was primarily due to the proceeds of $253.0 million from the issuance of the 1.875% convertible senior notes due 2028 (the “2028 Notes”), partially offset by a payment of debt issuance costs of $7.5 million and the partial repurchase of the 2025 Notes for $165.2 million. The period also included proceeds from our employee stock purchase plan, stock option exercises and decrease in funds held for customers.
Net cash provided by financing activities for the nine months ended June 30, 2022 resulted from proceeds from our employee stock purchase plan, stock option exercises and the increase in funds held for customers.

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

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We define adjusted EBITDA as net income (loss) before items discussed below, including stock-based compensation expense, depreciation and amortization, interest income (expense), net, other income (expenses), net, provision for income taxes, and loss on extinguishment of debt. We believe adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. We also use this measure internally to establish budgets and operational goals to manage our business and evaluate our performance.

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

The following tables provide a reconciliation of adjusted EBITDA to net income (loss) (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Adjusted EBITDA
Net income (loss)	$2,818	$(6,218)	$(34,551)	$(20,523)
Adjustments
Stock-based compensation expense	8,596	9,878	29,362	25,186
Depreciation and amortization	1,992	2,246	6,254	6,725
Interest (income) expense, net	(731)	3,794	(878)	11,420
Loss on extinguishment of debt	—	—	29,493	—
Other expenses (income), net	102	(271)	120	(283)
Provision for income taxes	740	611	2,074	1,345
Adjusted EBITDA	$13,517	$10,040	$31,874	$23,870

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our exposure to market risks from that discussed in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2022.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of June 30, 2023, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events.

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
We have incurred net losses of $34.6 million and $20.5 million for the nine months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $297.5 million. Our expenses may increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology industry. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure investors that we will obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.
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
Moreover, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation and subsequently appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership, and in May 2023, First Republic Bank was also closed and taken over by the FDIC. While the FDIC has taken steps to make whole all depositors of SVB, and other similarly situated banks, there is no assurance that similar guarantees will be made in the event of further bank closures and continued instability in the global banking system. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, then our ability to obtain financing may be threatened, which could have a material adverse effect on our business and financial condition. Moreover, events such as the closure of SVB, in addition to other global macroeconomic conditions, may cause further turbulence and uncertainty in the capital markets.

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
Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the Court of Justice of the European Union (“ECJ”) ruled on July 16, 2020, the U.S.-E.U. Privacy Shield as an invalid mechanism for managing personal data transfers between the European Union and the United States (and other countries). While the ECJ upheld the adequacy of E.U.-specified standard contractual clauses (a form of contract approved by the European Commission as an adequate data transfer mechanism), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances and that their use must be assessed on a case-by-case basis taking into account the surveillance laws and right of individuals in the destination country. The ECJ went on to state that, if the competent supervisory authority believes that the standard contractual clauses cannot be complied with in the recipient country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer unless the data exporter has already done so itself. Further, on June 4, 2021 the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision now in effect as of June 27, 2021. Under the Implementing Decision, we had until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021, that rely on Standard Contractual Clauses as the data transfer mechanism. To comply with the Implementing Decision and the new Standard Contractual Clauses, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. We rely on a mixture of mechanisms to transfer personal data from our E.U. business to the U.S. (including having previously relied on U.S.-E.U. Privacy Shield) and are evaluating what additional mechanisms may be required to establish adequate safeguards for personal data transfer. We are currently tracking recent developments regarding the European Commission’s July 10, 2023 adoption of an adequacy decision for the E.U.-U.S. Data Privacy Framework, a cooperative effort between U.S. and European officials to overcome the security issues raised by the U.S.-E.U. Privacy Shield regarding personal transfers from the E.U. to the United States. While we don’t anticipate any immediate changes in our current operations, we will observe how legal challenges may shape this framework and how it may lead to opportunities that will facilitate cross-border personal data flows between the E.U. and the U.S. and potentially result in lower costs to conduct business.

Furthermore, federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. For example, the California Consumer Privacy Act (CCPA), in effect from January 1, 2020 through December 31, 2022, and, required, among other things, covered companies to provide certain disclosures to California consumers, and afford such consumers the ability to opt out of certain sales of personal information. On January 1, 2023, a new privacy law, the California Privacy Rights Act (CPRA) amended and expanded the CCPA. The CPRA requires covered companies to, among other things, provide new disclosures to California consumers, businesses and employees, and affords such consumers, businesses and employees new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CPRA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Potential uncertainty surrounding CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. The CCPA and CPRA has also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. At least eight additional states have recently passed personal information laws: the Colorado Privacy Act, which went in effect on July 1, 2023; the Connecticut Data Privacy Act which went into effect on July 1, 2023; the Virginia’s Consumer Data Protection Act, which went in effect on January 1, 2023; the Utah Consumer Privacy Act which goes into effect on December 31, 2023; the Iowa Consumer Data Protection Act which goes into effect on December 31, 2023; the Montana Consumer Data Protection Act which goes into effect on October 1, 2024; the Indiana Consumer Data Protection Act which goes into effect on January 1, 2026; and the Tennessee Information Protection Act which goes into effect on July 1, 2025. Furthermore, as of June 2023, at least four additional states have active, pending privacy bills.

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

Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including but not limited to, the European General Data Protection Regulation (“GDPR”), which imposes additional obligations and risks upon our business. Notably, the U.K. implemented the Data Protection Act, effective May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for how GDPR is applied in the U.K. These developments in the European Union could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. From the beginning of 2021 (when the transitional period following Brexit expired), we have to continue to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the U.K. and the E.U. remains uncertain, for example how data transfers between the U.K. and the E.U. and other jurisdictions will be treated and the role of the U.K.’s supervisory authority. For example, on June 28, 2021, the European Commission adopted the adequacy decision “the U.K. Adequacy Decision” in the wake of a non-binding vote by the European Parliament against the then-Draft U.K. Adequacy Decision the month prior. Consequently, personal data can continue to flow from the EEA to the U.K. without the need for appropriate safeguards. The U.K. Adequacy Decision includes a “sunset clause”, rendering the decision valid for four years only, after which it will be reviewed by the European Commission and renewed only if the European Commission considers that the U.K. continues to ensure an adequate level of data protection. The European Commission also stated that it would intervene at any point within the four years if the U.K. deviates from the level of protection presently in place. If this adequacy decision is reversed by the European Commission, it would require that companies implement protection measures such as the Standard Contractual Clauses for data transfers between the E.U. and the U.K. These changes will lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to make further significant changes in our business operations as regulatory guidance changes, all of which may adversely affect our revenue and our business overall. Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.
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
Our solutions are used by our customers to manage and store personally identifiable information, proprietary information and sensitive or confidential data relating to their business. Although we maintain security features in our solutions, our security measures may not detect or prevent hacker interceptions, break-ins, security breaches, the introduction of viruses or malicious code, such as “ransomware,” attacks utilizing artificial intelligence and machine learning and other disruptions that may jeopardize the security of information stored in and transmitted by our solutions. Cyber-attacks and other malicious Internet-based activity continue to increase generally and may be directed at either the solution used by our customers or our corporate information technology software and infrastructure.
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
We use artificial intelligence and machine learning in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We currently incorporate artificial intelligence and machine learning (“AI”) solutions into our intelligence cloud products including our deal intelligence application, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products and offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be inaccurate, deficient, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the sensitive data of customers analyzed within such applications. Any such cybersecurity incidents related to our use of AI applications for analysis of sensitive data could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI and it various uses, will require significant resources to develop, test and maintain our intelligence cloud platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

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
As of June 30, 2023, the outstanding aggregate principal amount of the 2025 Notes and the 2028 Notes were $34.5 million and $253 million, respectively. We may also incur additional indebtedness in the future to meet future financing needs. Our current indebtedness and any future occurrence of additional significant indebtedness could have adverse consequences, including the following:
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

Rule 10b5-1 Plan Adoptions and Modifications
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
Date: August 8, 2023

MODEL N INC.

By:	/s/ John Ederer
John Ederer
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)