Form 10-K
period 2023-09-30
MODEL N, INC.
filed 2023-11-17
CIK 1118417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange Stock Market on March 31, 2023, was approximately $1.2 billion.
The number of shares of Registrant’s Common Stock outstanding as of November 10, 2023, was 38,763,859.
Portions of the Registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

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
•Difficulty complying with complicated government regulations. Satisfying the regulatory requirements of numerous federal and state programs is increasingly complex for our customers across both the life sciences and high-tech industries. For example, government-driven programs require sophisticated monitoring and reporting to compute and pay mandated rebates and fees under numerous federal and state programs. Government audits can expose ineffective management of these regulatory requirements and can result in penalties or program ineligibility.
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

•Maximizing revenue by standardizing and enforcing pricing and discounting policies. Our solutions allow customers to standardize pricing policies that can be enforced automatically across the enterprise and the channels to restrict maverick sales practices and discounting by sales personnel. By raising the visibility of, requiring authorization of, and enabling rapid resolution of, non-standard pricing, our customers can use our solutions to reduce unauthorized discounting. Through our channel solutions, our customers can gain visibility into and enforce channel pricing and reduce price erosion caused by different price quotes for the same end customer.
•Executing and optimizing channel incentives. Our solutions enable customers to manage the entire incentive lifecycle, from contracting to incentive management and payment. Accurate incentive management allows our customers to eliminate unearned discounts and overpayment. Our solutions also provide our customers with greater cross channel visibility to manage the effectiveness of their channel incentive programs. With this insight, our customers can better utilize their channel incentives to positively influence channel behavior and thus increase revenue.
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
Products
We provide solutions that span the organizational and operational boundaries of functions such as sales, marketing, and finance and serve as a system of record for crucial revenue management processes including pricing, quoting, contracts, rebates, incentives, channel management, reporting and regulatory compliance. Our solutions are purpose-built for the life sciences and high tech industries and are designed to work with enterprise resource planning (ERP) and customer relationship management (CRM) applications. Our solutions enable real-time pricing, contract management, deal management, quoting, and channel incentives management, including rebates, incentives, and regulatory compliance. Our Revenue Cloud suites comprise multiple applications, which are integrated to work together but are flexible enough to be deployed individually. For example, when deployed as an interconnected suite, our solutions allow prices that are set up in the price management process to flow into the quoting process. Similarly, closed deals are captured in contract management and can be synchronized with ERP systems and into regulatory reporting as required by government agencies. Our solutions provide critical data such as prices, quotes, contracts, incentives, and rebate claims that are typically not available in other enterprise systems. Our solutions can also provide customers predictive revenue insights necessary to optimize sales and marketing investments and offers, as well as customer profitability.
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
Our integrated suite of solutions includes the following products:
•Global Pricing Management. Minimizes price erosion of products in international markets due to competitive pressures and government mandate throughout the product lifecycle. Enables a streamlined pricing process by consolidating information into a single system of record, which provides users’ access to accurate and up-to-date information. Provides an in-built International Reference Pricing (IRP) simulation and price controls, product launch sequence optimization and tracking and forecasting of prices and sales among other features.
•Global Tender Management. Improves revenue regionally and globally by enabling opportunity segmentation and targeting, optimal bid pricing and post-award tracking to manage the tendering lifecycle through automation and maximizing award value.
•Provider Management. Manufacturers can effectively manage and execute complex institutional contracts with Providers (Hospitals, IDNs, GPOs). This product helps minimize revenue leakage and improves operational efficiency by allowing the manufacturer to set up contracts using structured pricing and price alerts for each product and customer, implement the contracts and allow price look up, resolution and monitoring in end to end workflows enabled by analytics to drive contract compliance. This product calculates fees to be paid to wholesalers and GPOs as well as incentives to providers and ensures price-tier compliance and minimizes rebate overpayments.
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

•Medicaid. Improves compliance with regulatory requirements and ensures payment of rebate claims on a timely basis and at correct rates for government Medicaid programs, while helping manufacturers minimize revenue leakage due to overpayment. Leverages robotic process automation to avoid repetitive, manual, work and the associated costs and potential data errors for our customers.
•Validata. Enables manufacturers to validate, summarize and analyze prescription-level information in connection with processing of various forms of rebates to ensure accurate payments are made and duplicate reimbursements are avoided.

•340B Vigilance. Duplicate discounts are a significant challenge for today’s pharmaceutical manufacturers participating in the $44 billion federal 340B drug pricing program. Our innovative 340B Vigilance solution remediates duplicates discounts related to this program for manufacturers by flagging and managing prescriptions to prevent duplicate discounts before rebate payment. 340B Vigilance is integrated with our Validata solution and works seamlessly with Good Faith Inquiry (GFI) service providers to deliver a closed loop solution.

•State Pricing Transparency Management. Highly configurable solution to manage and meet the pricing calculations, reporting requirements, specific formats, and timelines mandated by various individual U.S. States. Reduces the potential risk of non-compliance with state price transparency requirements.

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

•NGage. As high-tech customers are expanding with new channel partner types there is a need to accelerate onboarding of partners to achieve their business goals. NGage is an in-app guidance application that helps our customers drive and measure channel/user adoption, change management and process excellence.
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

Customers
As of September 30, 2023, we had approximately 182 customers. For the fiscal year ended September 30, 2023, revenues from our life sciences and high tech customers accounted for approximately 86% and 14% of our total revenues, respectively. Our customers range in size from the largest multi-national corporations to smaller, emerging companies. Our customers represent a range of sub-verticals within the broader life sciences and high tech industries, including biotechnology, pharmaceutical, medical device, generics, semiconductor, electronic component, consumer electronics, and software. During the fiscal year ended September 30, 2023, we did not rely on any single customer for a material portion of our revenue or subscription revenue.
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
Sales and Marketing
We target large, mid-sized, and small/emerging life sciences and high tech manufactures worldwide through our direct sales force. Our sales and marketing programs are also organized by geographic region. We augment our sales professionals with solutions engineers and industry domain experts via our Center of Excellence. These professionals work closely with prospective customers during the sales process. Our marketing team supports sales with demand generation, competitive analysis and sales tools, and contributes to the sales process through lead generation, brand building, industry analyst relations, public relations and industry research.
We host an annual customer conference, Rainmaker, which plays a significant role in driving sales of our solutions. Customers are invited both as attendees and participants to deliver sessions relevant to the interests and practices of the life sciences and high tech industries. We also invite prospective customers to this conference to leverage our strong customer relationships to accelerate sales cycles. In addition, Rainmaker provides a forum to build our ecosystem of strategic partner relationships, offering partners the opportunity to work closely with our sales force on joint sales pursuits.
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
As of September 30, 2023, our research and development team consisted of 337 employees globally.
Competition
The market for revenue management solutions is highly competitive, fragmented and subject to rapid changes in technology. We face competition from spreadsheet-assisted manual processes, internally developed solutions, large integrated systems vendors, providers of business process outsourcing services, horizontal revenue management solutions and companies that provide point solutions. Companies lacking IT resources often resort to spreadsheet-assisted manual processes or personal database applications. Also, some potential customers, particularly large enterprises, may elect to develop their own internal solutions, including custom-built solutions that are designed to support the needs of a single organization. Companies with significant investments in ERP or CRM applications, which do not typically provide revenue management capabilities, may extend these horizontal applications with customizations or point solution applications to address single or a small set of revenue management sub processes or drivers. Common horizontal applications that customers attempt to configure for this purpose in the life sciences and high tech industries include large integrated systems vendors like SAP AG and Oracle Corporation. We also encounter competition from independent companies such as IQVIA Holdings Inc., Vistex, Inc., IntegriChain, iContracts, Inc., EVERSANA, and E2open, LLC which compete based on price, unique product features, advisory and consulting services capabilities, data and/or analytics capabilities, and custom developments.
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
Intellectual Property
We rely upon a combination of copyright, trade secret, trademark and, to a lesser extent, patent laws, and we also rely on contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. As of September 30, 2023, we had one patent application pending and thirteen issued patents expiring between 2024 and 2038. We have a number of registered and unregistered trademarks. We maintain a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and to control access to our software, documentation and other proprietary information. We also believe that factors resulting from our length of presence in the market and significant research and development investments, such as our deep expertise in life sciences and high tech revenue management practices, the ability of our solutions to handle the complexities of revenue management processes, the technological and creative skills of our personnel, the creation of new features and functionality and frequent enhancements to our solutions are essential to establishing and maintaining our technology leadership position.
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
Human Capital Resources
As of September 30, 2023, we employed 1089 people, including 531 in services and customer support, 337 in research and development, 120 in sales and marketing and 101 in a general and administrative capacity. As of such date, we had 561 employees in the United States and 528 employees in international locations. We also engage temporary employees and consultants. None of our employees are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good. We conduct quarterly employee engagement surveys to understand employee sentiment and we use that feedback to build a strong employee experience.

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
We have incurred net losses of $33.9 million and $28.6 million for the fiscal years ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $296.9 million. Our expenses may increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology industry. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure investors that we will obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.

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
A substantial portion of our total revenues in any given period may come from a relatively small number of customers. As of September 30, 2023, we had approximately 182 customers. Although our largest customers typically change from period to period, for the fiscal year ended September 30, 2023, our 15 largest customers accounted for 53% of our total revenues. During the fiscal year ended September 30, 2023, no customer represented more than 10% of our total revenues or more than 10% of our subscription revenues. We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our total revenues for the foreseeable future. The loss of any of our significant customers or groups of customers for any reason, or a change of relationship with any of our key customers may cause a significant decrease in our total revenues.
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
Subscription revenues primarily include contractual arrangements with customers accessing our cloud-based solutions and revenues associated with maintenance and support agreements from license customers. We recognize a majority of our subscription revenues over the term of our customer agreements, which, on average are typically one to three years. As a result, most of our quarterly subscription revenues result from agreements entered into during previous quarters. Consequently, a shortfall in sales of our cloud-based solutions or renewal of maintenance and support agreements in any quarter may not significantly reduce our subscription revenues for that quarter but may negatively affect subscription revenues in future quarters. Further, management measures sales performance and forecasts future SaaS subscription revenue based on the annualized value, or SaaS ARR, which is derived by dividing the SaaS portion of our recurring subscription revenue for the quarter, by the number of days in the quarter, and multiplying it by 365 to get an annualized number. Management also uses SaaS Net Dollar Retention, which uses the same SaaS ARR calculations to measure the percentage change in SaaS ARR from customers that are in both the current period and the year-ago period. The amount of subscription revenue we actually recognize may be different from ARR at the end of a period in which it was recorded. Accordingly, the effect of significant downturns in sales of our cloud-based solutions or renewals of our maintenance and support agreements may not be fully reflected in our results of operations until future periods. We may be unable to adjust our cost structure rapidly to compensate for this potential shortfall in subscription revenues, or at all, to take account of reduced revenue. Our revenue recognition model for our cloud-based solutions and maintenance and support agreements also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as a significant amount of our revenues are recognized over the applicable agreement term. As a result, changes in the volume of sales of our cloud-based solutions or the renewals of our maintenance and support agreements in a particular period would not be fully reflected in our revenues until future periods.

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
We have significant international operations, including in emerging markets such as India, and we are continuing to expand our international operations as part of our growth strategy. As of September 30, 2023, approximately 47% of our total employees were located in India, where we conduct a portion of our development activities, implementation services and support services. Our current international operations and our plans to expand our international operations have placed, and will continue to place, a strain on our employees, management systems and other resources.
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
•geopolitical turmoil, such as the wars in Ukraine and Israel; and
•new and different sources of competition.

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
Furthermore, federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. For example, the California Consumer Privacy Act (CCPA), in effect from January 1, 2020 through December 31, 2022, and, required, among other things, covered companies to provide certain disclosures to California consumers, and afford such consumers the ability to opt out of certain sales of personal information. On January 1, 2023, a new privacy law, the California Privacy Rights Act (CPRA) amended and expanded the CCPA. The CPRA requires covered companies to, among other things, provide new disclosures to California consumers, businesses and employees, and affords such consumers, businesses and employees new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CPRA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Potential uncertainty surrounding CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. The CCPA and CPRA has also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. As of October 2023, at least eleven additional states have recently passed personal information laws and at least seven additional states have active, pending privacy bills.
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
Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including but not limited to, the European General Data Protection

Regulation (GDPR), which imposes additional obligations and risks upon our business. Notably, the U.K. implemented the Data Protection Act, effective May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for how GDPR is applied in the U.K. These developments in the European Union could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. From the beginning of 2021 (when the transitional period following Brexit expired), we have to continue to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the U.K. and the E.U. remains uncertain, for example how data transfers between the U.K. and the E.U. and other jurisdictions will be treated and the role of the U.K.’s supervisory authority. For example, on June 28, 2021, the European Commission adopted the adequacy decision (U.K. Adequacy Decision) in the wake of a non-binding vote by the European Parliament against the then-Draft U.K. Adequacy Decision the month prior. Consequently, personal data can continue to flow from the EEA to the U.K. without the need for appropriate safeguards. The U.K. Adequacy Decision includes a “sunset clause”, rendering the decision valid for four years only, after which it will be reviewed by the European Commission and renewed only if the European Commission considers that the U.K. continues to ensure an adequate level of data protection. The European Commission also stated that it would intervene at any point within the four years if the U.K. deviates from the level of protection presently in place. If this adequacy decision is reversed by the European Commission, it would require that companies implement protection measures such as the Standard Contractual Clauses for data transfers between the E.U. and the U.K. These changes will lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to make further significant changes in our business operations as regulatory guidance changes, all of which may adversely affect our revenue and our business overall. Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.

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
Our solutions are used by our customers to manage and store personally identifiable information, proprietary information and sensitive or confidential data relating to their business. Although we maintain security features in our solutions, our security measures may not detect or prevent hacker interceptions, break-ins, security breaches, the introduction of viruses or malicious code, such as “ransomware,” attacks utilizing artificial intelligence and machine learning, and other disruptions that may jeopardize the security of information stored in and transmitted by our solutions. Cyber-attacks and other malicious Internet-based activity continue to increase generally and may be directed at either the solution used by our customers or our corporate information technology software and infrastructure.
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
We currently operate our cloud-based solutions primarily through third-party data centers, and cloud service providers. We do not control the operation of these facilities. These facilities and third-parties are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures, global epidemics, pandemics, or contagious diseases, geopolitical turmoil and similar events, such as the wars in Ukraine and Israel. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions, which would have a serious adverse impact on our business. Additionally, our data center agreements are of limited duration, subject to early termination rights in certain circumstances, may include inadequate indemnification and liability provisions, and the providers of our data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all.

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

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, particularly during this time of uncertainty as the world continues to respond to geopolitical turmoil, such as the wars in Ukraine and Israel, rising inflation, disruption in supply chains, recent instability in the global banking system and increasing interest rates. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, or impacts related to global epidemics, pandemics, or contagious diseases, future interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock.

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
As of September 30, 2023, the outstanding aggregate principal amount of the issuance of the 2.625% convertible senior notes due in 2025 (the “2025 Notes”) and the issuance of the 1.875% convertible senior notes due in 2028 (the “2028 Notes”) were $34.5 million, and $253 million, respectively. We may also incur additional indebtedness in the future to meet future financing needs. Our current indebtedness and any future occurrence of additional significant indebtedness could have adverse consequences, including the following:

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
Under the Convertible Senior Notes, a converting holder will be exposed to fluctuations in the value of our common stock during the period from the date such holder surrenders notes for conversion until the date we settle our conversion obligation.
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
We have additional U.S. offices in Colorado, North Carolina, Tennessee and New Jersey. We also have international office locations in India and Switzerland. We believe our facilities are adequate for our current needs and for the foreseeable future; however, we will continue to seek additional space as needed. See Note 4 to the Consolidated Financial Statements for information regarding our lease obligations.
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
Stockholders
As of November 10, 2023, there were 28 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.
Securities Authorized for Issuance under Equity Compensation Plans
The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2024 (the “Proxy Statement”). See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.
This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer Index. The chart assumes $100 was invested at the close of market on September 30, 2018, in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and assumes the reinvestment of any dividends.

$400
$350
$300
$250
$200
$150
$100
$50
09/30/18
09/30/19
09/30/20
09/30/21
09/30/22
09/30/23
Model N
NASDAQ Composite Index
NASDAQ Computer Index

	9/30/2018	9/30/2019	9/30/2020	9/30/2021	9/30/2022	9/30/2023
Model N	$100.00	$175.14	$222.59	$211.36	$215.96	$154.01
NASDAQ Composite Index	$100.00	$100.52	$141.70	$184.58	$136.12	$171.65
NASDAQ Computer Index	$100.00	$104.87	$161.73	$219.70	$162.62	$233.04

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
A discussion and analysis regarding our financial condition, results of operations and cash flows for the year ended September 30, 2023 compared to the year ended September 30, 2022 is presented below. A discussion regarding our financial condition, results of operations and cash flows for the year ended September 30, 2022 compared to the year ended September 30, 2021 is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on November 18, 2022.
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
Our most significant customers in any given period generally vary from period to period due to the timing in the delivery of our professional services and related revenue recognition. During the fiscal years ended September 30, 2023, and 2022, no customer represented more than 10% of our total revenues or more than 10% of our subscription revenues. For the fiscal years ended September 30, 2023, and 2022, our total revenues derived from customers located outside the United States was at an approximately 5% for both the years.
For the fiscal years ended September 30, 2023, and 2022, our total revenues were $249.5 million and $219.2 million respectively, representing a year-over-year increase of 14%. Revenue increased in fiscal year 2023 primarily due to the addition of subscription and professional services revenues from business services and increased subscription and professional services revenues from new and existing customers.

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

For the quarter ended September 30, 2023, SaaS ARR was $131.2 million, which reflects a 20% year-over-year increase from $109.4 million for the quarter ended September 30, 2022. SaaS Net Dollar Retention decreased to 118.2% for the 12 months ended September 30, 2023 from 129% for the 12 months ended September 30, 2022.

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
Cost of Revenues
Subscription
Cost of subscription revenues includes costs related to our cloud-based solutions, managed support services and support provided by business services, and maintenance and support for our on-premise solutions. Cost of subscription revenues primarily consists of personnel-related costs including salary, bonus, and stock-based compensation as well as costs for cloud infrastructure, royalties, facilities expense, amortization, depreciation and third-party contractors.
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
Results of Operations
The following tables set forth our consolidated results of operations for fiscal years ended September 30, 2023, and 2022 and as a percentage of our total revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Years Ended September 30,
	2023	2022
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Subscription	$181,353	$159,766
Professional services	68,110	59,398
Total revenues	249,463	219,164
Cost of Revenues:
Subscription	63,497	58,509
Professional services	44,721	38,611
Total cost of revenues	108,218	97,120
Gross profit	141,245	122,044
Operating Expenses:
Research and development	48,452	47,604
Sales and marketing	54,010	47,719
General and administrative	42,900	39,676
Total operating expenses	145,362	134,999
Loss from operations	(4,117)	(12,955)
Interest expense	6,601	15,642
Loss on extinguishment of debt	29,493	—
Interest income	(9,090)	$(879)
Other expenses (income), net	(43)	(558)
Loss before income taxes	(31,078)	(27,160)
Provision for income taxes	2,844	1,475
Net loss	$(33,922)	$(28,635)

Comparison of the Fiscal Years Ended September 30, 2023, and 2022
Revenues

	Fiscal Years Ended September 30,
	2023		2022
		% of		% of
	Amount	Total Revenues	Amount	Total Revenues	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Subscription	$181,353	73%	159,766	73%	$21,587	14%
Professional services	68,110	27%	59,398	27%	8,712	15%
Total revenues	$249,463	100%	$219,164	100%	$30,299	14%
Subscription
Subscription revenues an increase by $21.6 million, or 14%, to $181.4 million for the fiscal year ended September 30, 2023, from $159.8 million for the fiscal year ended September 30, 2022. As a percentage of total revenues, subscription revenues was at 73% for the years 2023 and 2022. The increase in our subscription revenues was primarily due to increased SaaS revenue relating to an increase in subscriptions for our cloud-based solutions, but partially offset by declines in maintenance revenue relating to our on-premise solutions and term licenses. The increase in subscriptions for our cloud-based solutions is primarily due to sales to new customers and more existing customers transitioning to SaaS from on-premise solutions and term licenses. We intend to continue to focus on growing our recurring revenue from SaaS subscriptions in future periods.
Professional Services
Professional services revenue increased by $8.7 million, or 15%, to $68.1 million for the fiscal year ended September 30, 2023, from $59.4 million for the fiscal year ended September 30, 2022. The increase in our professional services revenues was primarily due to an increased number of SaaS implementation projects during the fiscal year 2023.
Cost of Revenues

	Fiscal Years Ended September 30,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues	$ Change	% Change
	(in thousands, except percentages)
Cost of revenues
Subscription	$63,497	35%	$58,509	37%	$4,988	9%
Professional services	44,721	66%	$38,611	65%	6,110	16%
Total cost of revenues	$108,218	43%	$97,120	44%	11,098	11%
Gross profit
Subscription	$117,856	65%	$101,257	63%	$16,599	16%
Professional services	23,389	34%	$20,787	35%	2,602	13%
Total gross profit	$141,245	57%	$122,044	56%	$19,201	16%
Subscription
Cost of subscription revenues increased by $5.0 million, or 9%, to $63.5 million during the fiscal year ended September 30, 2023, from $58.5 million for the fiscal year ended September 30, 2022. The increase in cost of subscription primarily pertains to employee-related costs including stock-based compensation driven by 7% increase in average headcount, cloud hosting and related services and outside service costs of $1.7 million but partially offset by a $0.8 million decrease in amortization of intangibles. As a percentage of subscription revenues, cost of subscription revenues decreased from 37% in fiscal year 2022 to 35% in fiscal year 2023 primarily due to improved cost efficiencies.
Professional Services
Cost of professional services revenues increased by $6.1 million, or 16%, to $44.7 million during the fiscal year ended September 30, 2023, from $38.6 million for the fiscal year ended September 30, 2022. The increase in cost of professional services primarily pertains to increase in outside service costs of $5.9 million and increase of employee related costs. As a percentage of professional services revenue, cost of professional services revenues increased from 65% to 66% primarily due to increase in outside service cost.
Operating Expenses

	Fiscal Years Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$48,452	$47,604	$848	2%
Sales and marketing	54,010	47,719	6,291	13%
General and administrative	42,900	39,676	3,224	8%
Total operating expenses	$145,362	$134,999	$10,363	8%
Research and Development
Research and development expenses increased by $0.8 million, or 2%, to $48.5 million during the fiscal year ended September 30, 2023, from $47.6 million for the fiscal year ended September 30, 2022. The increase was primarily due to a $0.5 million increase in equipment and related expenses, and a $0.4 million increase in outside service costs.
Sales and Marketing
Sales and marketing expenses increased by $6.3 million, or 13%, to $54.0 million during the fiscal year ended September 30, 2023, from $47.7 million for the fiscal year ended September 30, 2022. The increase was primarily due to a $5.4 million increase in employee-related costs including stock-based compensation driven by an approximately 18% increase in average headcount, a $0.4 million increase in travel and entertainment expenses, and a $0.3 million increase in equipment and related expenses.
General and Administrative
General and administrative expenses increased by $3.2 million, or 8%, to $42.9 million during the fiscal year ended September 30, 2023, from $39.7 million for the fiscal year ended September 30, 2022. The increase was primarily due to a $1.9 million increase in employee-related costs including stock-based compensation driven by an approximately 8% increase in average headcount, a $0.8 million increase in outside services, a $0.3 million increase in equipment and related expense, and a $0.2 million increase in travel and entertainment expense.
Interest and Other (Income) Expense, Net

	Fiscal Years Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Interest expense	$6,601	15,642	$(9,041)	(58)%
Loss on extinguishment of debt	$29,493	$—	$29,493	100%
Interest income	$(9,090)	$(879)	$(8,211)	934%
Other expenses (income), net	$(43)	(558)	$515	(92)%

Interest expense decreased by $9.0 million to $6.6 million during the fiscal year ended September 30, 2023, from $15.6 million during the fiscal year ended September 30, 2022. The decrease was primarily driven by a $10.5 million decrease in amortization expenses of debt discount related to the issuance of the 2.625% convertible senior notes due in 2025 (the “2025 Notes”) due to the adoption of ASU 2020-06 on October 1, 2022, which was partially offset by a $0.8 million increase in amortization of debt issuance costs related to the issuance of the 1.875% convertible senior notes due 2028 (the “2028 Notes”) issued in March 2023, and a $0.6 million increase in interest expense.

Interest income increased by $8.2 million to $9.1 million during the fiscal year ended September 30, 2023, from $0.9 million during the fiscal year ended September 30, 2022. The increase was primarily due to increased marketable securities portfolio and higher interest rate in the fiscal year 2023 compared to the fiscal year 2022.

Loss on extinguishment of debt of $29.5 million related to the repurchase of the 2025 Notes, the Company repurchased approximately $138.0 million in aggregate principal amount of the 2025 Notes for $165.2 million during the fiscal year ended September 30, 2023. Further, the expense includes approximately $2.3 million write-off of deferred debt issuance cost related to the 2025 Notes. See Note 10 to the Notes to Consolidated Financial Statements.

The change in other expense (income), net was primarily due to foreign currency fluctuations.
Provision for Income Taxes

	Fiscal Years Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Provision for income taxes	$2,844	$1,475	$1,369	93%
The income tax provision for fiscal year 2023, and 2022 was primarily related to foreign taxes on our profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the acquisition.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents. As of September 30, 2023, we had cash and cash equivalents of $301.4 million.
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

Cash Flows

	Fiscal Years Ended September 30,
	2023	2022
	(in thousands)
Cash flows provided by operating activities	$23,597	$25,287
Cash flows used in investing activities	(447)	(993)
Cash flows provided by financing activities	84,248	4,543
Operating Activities
Net cash provided by operating activities during the fiscal year ended September 30, 2023 was primarily the result of a net loss of $33.9 million, adjusted for non-cash charges of $84.5 million and net cash outflows of $27.0 million from changes in operating assets and liabilities. Non-cash charges consisted primarily of stock-based compensation of $38.8 million, loss on extinguishment of debt of $29.5 million, depreciation and amortization of $8.2 million, amortization of capitalized contract acquisition costs of $4.9 million, amortization of debt issuance costs of $1.5 million. The net change in operating assets and liabilities primarily reflects an outflow from the changes in accounts receivable of $13.8 million due to timing of billing and cash collections, accrued employee compensation of $7.0 million, other current and long-term liabilities of $3.1 million, accounts payable of $1.9 million due to timing of vendor invoices and payments, prepaid expenses and other assets of $0.7 million and deferred revenue of $0.5 million.
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
Investing Activities
Net cash used in investing activities for fiscal year ended September 30, 2023, consisted of $0.4 million for purchases of property and equipment.
Net cash used in investing activities for fiscal year ended September 30, 2022, consisted of $1.0 million for purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the fiscal year ended September 30, 2023 was primarily due to the proceeds of $253.0 million from the issuance of the 2028 Notes, partially offset by the partial repurchase of the 2025 Notes for $165.2 million and a payment of debt issuance costs of $7.5 million. The period also included proceeds from our employee stock purchase plan and stock option exercises of $4.5 million and a decrease in funds held for customers.
Net cash provided by financing activities for the fiscal year ended September 30, 2022, resulted from $4.3 million proceeds from purchases made under our employee stock purchase plan and the exercise of stock options and $0.3 million increase in funds held for customers.

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
Convertible Senior Notes

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impacted the diluted EPS computation. The Company adopted this ASU on October 1, 2022 on a modified retrospective basis. As a result, we no longer separately presents in equity an embedded conversion feature for such debt. Similarly, the discount is no longer amortized into income as interest expense over the life of the instrument.
In connection with the adoption of ASU 2020-06, we recognized a $21.5 million decrease of accumulated deficit, a $55.2 million decrease of additional paid-in capital, and a $33.7 million increase of long term debt. The adoption of ASU 2020-06 did not have a material effect on our consolidated statements of operations and consolidated statements of cash flows.
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
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States. We define adjusted EBITDA as net loss before items discussed below, including: stock-based compensation expense, depreciation and amortization, acquisition related expense, interest expense, interest income, other expenses (income), net, provision for (benefit from) income taxes and loss on extinguishment of debt. We believe adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. We also use this measure internally to establish budgets and operational goals to manage our business and evaluate our performance.
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
•adjusted EBITDA does not reflect income taxes, interest expense, interest income, and other income and expense; and
•other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

	Fiscal Years Ended September 30,
	2023	2022
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(33,922)	$(28,635)
Adjustments:
Stock-based compensation expense	38,765	36,054
Depreciation and amortization	8,225	8,991
Interest expense	6,601	15,642
Loss on extinguishment of debt	29,493	—
Interest income	(9,090)	(879)
Other income, net	(43)	(558)
Provision for income taxes	2,844	1,475
Adjusted EBITDA	$42,873	$32,090

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
In May 2020, we issued $172.5 million aggregate principal amount of 2.625% convertible senior notes due in 2025 (the “2025 Notes”). In March 2023, we issued $253.0 million aggregate principal amount of 1.875% convertible senior notes due in 2028 (the “2028 Notes”, and together with the 2025 Notes the “Convertible Senior Notes”). As the Convertible Senior Notes have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value of the Convertible Senior Notes can be affected when the market price of our common stock fluctuates. We carry the Convertible Senior Notes at face value less unamortized issuance costs on our consolidated balance sheet, and we present the fair value for required disclosure purposes only.
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
In the first quarter of 2019, we initiated a hedging program with respect to foreign currency risk.  During fiscal year September 30, 2023, the effect of a hypothetical 10% change in foreign currency exchange rates to which we have exposure, after considering foreign currency hedges, would have had an impact of approximately $2.5 million on our net loss. As our international operations grow, we will continue to reassess our approach to managing our risk relating to fluctuations in currency rates.

Item 8.    Financial Statements and Supplementary Data
MODEL N, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Model N, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Model N, Inc. and its subsidiaries (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended September 30, 2023 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for Convertible Senior Notes in 2023.

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

Subscription Revenue Recognition

As described in Note 2 to the consolidated financial statements, the Company enters into contracts with customers that can include various combinations of products and services which are generally distinct and accounted for as separate performance obligations. As a result, the contracts may contain multiple performance obligations. Management identifies and evaluates any terms and conditions in contracts which may impact revenue recognition. Specifically, for contracts that contain multiple performance obligations, the transaction price is allocated to each performance obligation based on its relative standalone selling price. Standalone selling price is estimated for each distinct performance obligation and judgment may be involved in the determination. Subscription revenue related to cloud-based solutions, managed service and support, and maintenance and support revenues, which management considers to be distinct performance obligations, are generally recognized ratably over the contractual term of the arrangement beginning on that date that the service is made available to the customer. The Company has recorded total subscription revenues of $181 million for the year ended September 30, 2023.

The principal consideration for our determination that performing procedures relating to subscription revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s subscription revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the subscription revenue recognition process, including controls over the completeness, accuracy, and existence of subscription revenue recognized. These procedures also included, among others, (i) testing, for a sample of subscription revenue transactions, (a) management's identification and evaluation of any terms and conditions in contracts which may impact revenue recognition, (b) the completeness, accuracy, and existence of revenue recognized by obtaining and inspecting source documents, such as subscription agreements, invoices, and proof of access, (c) the relative allocation of transaction price to performance obligations, where applicable, and (ii) testing a sample of outstanding customer invoice balances as of September 30, 2023 by obtaining and inspecting source documents, such as invoices, proof of access, and subsequent cash receipts, where applicable.

/s/ PricewaterhouseCoopers LLP
San Jose, California
November 17, 2023

We have served as the Company’s auditor since 2007.

MODEL N, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	As of September 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$301,355	$193,524
Funds held for customers	91	603
Accounts receivable, net of allowance of $496, and $102 as of September 30, 2023, and 2022, respectively	61,761	49,121
Prepaid expenses	5,922	5,772
Other current assets	14,777	12,516
Total current assets	383,906	261,536
Property and equipment, net	1,242	1,838
Operating lease right-of-use assets	9,885	15,392
Goodwill	65,665	65,665
Intangible assets, net	30,176	37,362
Other assets	9,221	10,454
Total assets	500,095	392,247
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,888	$5,820
Customer funds payable	91	603
Accrued employee compensation	14,645	26,712
Accrued liabilities	8,700	6,860
Operating lease liabilities, current portion	4,408	4,651
Deferred revenue, current portion	61,745	62,282
Total current liabilities	93,477	106,928
Long-term debt	280,358	135,417
Operating lease liabilities, less current portion	6,755	12,142
Other long-term liabilities	4,042	3,139
Total liabilities	384,632	257,626
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common Stock, $0.00015 par value; 200,000 shares authorized; 38,764, and 37,358 shares issued and outstanding at September 30, 2023, and 2022, respectively	6	6
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	414,562	421,473
Accumulated other comprehensive loss	(2,245)	(2,413)
Accumulated deficit	(296,860)	(284,445)
Total stockholders’ equity	115,463	134,621
Total liabilities and stockholders’ equity	$500,095	$392,247
The accompanying notes are an integral part of these Consolidated Financial Statements.

MODEL N, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Years Ended September 30,
	2023	2022	2021
Revenues:
Subscription	$181,353	$159,766	$142,448
Professional services	68,110	$59,398	50,997
Total revenues	249,463	219,164	193,445
Cost of revenues:
Subscription	63,497	$58,509	49,933
Professional services	44,721	$38,611	36,715
Total cost of revenues	108,218	97,120	86,648
Gross profit	141,245	122,044	106,797
Operating expenses:
Research and development	48,452	$47,604	44,661
Sales and marketing	54,010	$47,719	43,239
General and administrative	42,900	$39,676	33,311
Total operating expenses	145,362	134,999	121,211
Loss from operations	(4,117)	(12,955)	(14,414)
Interest expense	6,601	$15,642	14,391
Loss on extinguishment of debt	29,493	$—	—
Interest income	(9,090)	$(879)	(47)
Other expenses (income), net	(43)	$(558)	210
Loss before income taxes	(31,078)	(27,160)	(28,968)
Provision for income taxes	2,844	1,475	769
Net loss	$(33,922)	$(28,635)	$(29,737)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.89)	$(0.78)	$(0.84)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	38,081	36,744	35,461
The accompanying notes are an integral part of these Consolidated Financial Statements.

MODEL N, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Fiscal Years Ended September 30,
	2023	2022	2021
Net loss	$(33,922)	$(28,635)	(29,737)
Other comprehensive income (loss), net:
Unrealized gain (loss) on cash flow hedges	239	(316)	38
Foreign currency translation loss	(71)	(892)	(30)
Total comprehensive loss	$(33,754)	$(29,843)	$(29,729)
The accompanying notes are an integral part of these Consolidated Financial Statements.

MODEL N, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at September 30, 2020	34,821	$5	$351,952	$(1,213)	$(226,073)	$124,671
Issuance of common stock upon exercise of stock options	9	—	73	—	—	73
Issuance of common stock upon release of restricted stock units	1,091	—	0	—	—	—
Issuance of common stock under stock purchase plans	138	—	4234	—	—	4,234
Stock-based compensation	—	—	24269	—	—	24,269
Other comprehensive income	—	—	0	8	—	8
Net loss	—	—	0	—	(29,737)	(29,737)
Balance at September 30, 2021	36,059	$5	$380,528	$(1,205)	$(255,810)	$123,518
Issuance of common stock upon exercise of stock options	21	—	232	—	—	232
Issuance of common stock upon release of restricted stock units	1,091	1	—	—	—	1
Issuance of common stock under stock purchase plans	187	—	4,023	—	—	4,023
Stock-based compensation (1)	—	—	36,690	—	—	36,690
Other comprehensive income	—	—	—	(1,208)	—	(1,208)
Net loss	—	—	—	—	(28,635)	(28,635)
Balance at September 30, 2022	37,358	$6	$421,473	$(2,413)	$(284,445)	$134,621
Cumulative effect of ASU 2020-06 adoption	—	—	(55,227)	—	21,507	(33,720)
Balance at October 1, 2022	37,358	$6	$366,246	$(2,413)	$(262,938)	$100,901
Issuance of common stock upon exercise of stock options	4	—	55	—	—	55
Issuance of common stock upon release of restricted stock units	1,224	—	—	—	—	—
Issuance of common stock under stock purchase plans	178	—	4,440	—	—	4,440
Stock-based compensation (2)	—	—	43,821	—	—	43,821
Other comprehensive income	—	—	—	168	—	168
Net loss	—	—	—	—	(33,922)	(33,922)
Balance at September 30, 2023	38,764	$6	$414,562	$(2,245)	$(296,860)	$115,463
(1) For the year ended September 30, 2022, the additional paid-in capital included $5.4 million related to restricted stock unit grants for the portion of the bonus recorded as stock-based compensation for the year ended September 30, 2021.
(2) For the year ended September 30, 2023, the additional paid in capital included $5.1 million related to restricted stock unit grants for the portion of the bonus recorded as stock-based compensation for the year ended September 30, 2022.
The accompanying notes are an integral part of these Consolidated Financial Statements.

MODEL N, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Years Ended September 30,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(33,922)	$(28,635)	(29,737)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,225	8,991	7,972
Stock-based compensation	38,765	36,054	29,963
Amortization of debt discount and issuance costs	1,463	11,114	9,863
Deferred income taxes	513	389	95
Amortization of capitalized contract acquisition costs	4,907	4,349	3,114
Loss on extinguishment of debt	29,493	—	—
Other non-cash charges	1,109	(797)	10
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(13,781)	(5,685)	(3,542)
Prepaid expenses and other assets	(697)	(7,108)	(4,224)
Accounts payable	(1,930)	1,049	1,695
Accrued employee compensation	(6,982)	2,946	1,933
Other accrued and long-term liabilities	(3,115)	(2,197)	(2,003)
Deferred revenue	(451)	4,817	4,451
Net cash provided by operating activities	23,597	25,287	19,590
Cash flows from investing activities:
Purchases of property and equipment	(447)	(993)	(1,055)
Acquisition of business	—	—	(57,849)
Net cash used in investing activities	(447)	(993)	(58,904)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of employee stock purchase plan	4,495	4,255	4,307
Proceeds from issuance of 2028 Notes	253,000	—	—
Payment of debt issuance cost for Notes 2028	(7,525)	—	—
Repayment of 2025 Notes	(165,210)	—	—
Net changes in customer funds payable	(512)	288	316
Net cash provided by financing activities	84,248	4,543	4,623
Effect of exchange rate changes on cash and cash equivalents	(79)	(493)	(17)
Net increase (decrease) in cash and cash equivalents	107,319	28,344	(34,708)
Cash and cash equivalents
Beginning of period	194,127	165,783	200,491
End of period	301,446	194,127	165,783

Supplemental disclosure of cash flow data:
Cash paid for income taxes	$1,785	$995	$936
Cash paid for interest	6,142	4,528	4,641
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
Fiscal Year
The Company’s fiscal year ends on September 30. References to fiscal year 2023, for example, refer to the fiscal year ended September 30, 2023.
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
The Company enters into contracts with customers that can include various combinations of products and services which are generally distinct and accounted for as separate performance obligations. As a result, the contracts may contain multiple performance obligations. The Company determines whether the products and services are distinct based on whether the customer can benefit from the product or service on its own or together with other resources that are readily available and whether the Company’s commitment to transfer the product or service to the customer is separately identifiable from other obligations in the contract. The Company generally considers its cloud-based subscription offerings, managed service support, maintenance and support on license arrangements, professional services and training to be distinct performance obligations. Term-based licenses generally have two performance obligations: software licenses and software maintenance.
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

MODEL N, INC.
Notes to Consolidated Financial Statements

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

MODEL N, INC.
Notes to Consolidated Financial Statements

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
Hedge Effectiveness
For foreign currency hedges designated as cash flow hedges, the Company elected to utilize the critical terms method to determine if the hedges are highly effective and thus eligible for hedge accounting treatment. The Company evaluates the effectiveness of the foreign exchange contracts on a quarterly basis.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months at date of purchase to be cash equivalents. The Company’s cash equivalents are comprised of money market funds and U.S. Treasury securities and are maintained with financial institutions with high credit ratings.
Concentration of Credit Risk and Significant Customers
The Company maintains cash and cash equivalents with major financial institutions. The Company’s cash and cash equivalents consist of bank deposits held with banks, money market funds, and U.S. Treasury securities. The Company limits its credit risk by dealing with counterparties that are considered to be of high credit quality and by performing periodic evaluations of its investments and of the relative credit standing of these financial institutions.
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
No customer represented more than 10% of the Company’s accounts receivable as of September 30, 2023, and 2022.
No customer represented more than 10% of the Company’s total revenues for the fiscal years ended September 30, 2023, 2022, and 2021.
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
Accounts receivable included unbilled receivables of $15.4 million, and $14.0 million as of September 30, 2023, and 2022, respectively.
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
Goodwill and Intangible Assets
The Company records goodwill when consideration paid in an acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company conducted the annual impairment test of goodwill as of September 30, 2023, and 2022. For purposes of goodwill impairment testing, the Company has one reporting unit. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. When performing the goodwill impairment test, the Company compares the fair value of the single reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the fair value with goodwill written down accordingly. There have been no goodwill impairments during the periods presented.
Intangible assets, consisting of developed technology, customer relationships, non-compete agreements, and trade name are stated at cost less accumulated amortization. All intangible assets have been determined to have finite lives and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from three to fifteen years.

MODEL N, INC.
Notes to Consolidated Financial Statements

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
The Company’s cash equivalents consist of money market funds and U.S. Treasury securities, which are classified within Level 1 of the fair value hierarchy because they are valued based on quoted prices in active markets for identical assets or liabilities.
The fair value of the Convertible Senior Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. The fair value of the Convertible Senior Notes is considered a Level 2 measurement as they are not actively traded.
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred. The Company incurred $0.2 million, $0.2 million, and $0.3 million in advertising and promotions costs during the fiscal years ended September 30, 2023, 2022, and 2021, respectively.
Employee Benefit Plan
The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code (IRC). Under the 401(k) Plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. The Company contributed approximately $1.3 million, $0.8 million, and $0.8 million for the years ended September 30, 2023, 2022, and 2021, respectively.

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
As of September 30, 2023, and 2022, the Company had gross deferred income tax assets, related primarily to net operating loss (“NOL”) carry forwards, stock compensation, accruals and reserves that are not currently deductible, depreciation and amortization, and research and development tax credits of $108.5 million, and $110.3 million, respectively, which have been fully offset by valuation allowance and deferred tax liabilities. Utilization of these net loss carry forwards can be subject to the limitations of IRC Section 382 (“Section 382 Limitations”). A Section 382 study was performed in fiscal year 2023 and it was determined that there are no material limitations of IRC Section 382. However, in the future, some portion or all of these carry forwards may not be available to offset any future taxable income.
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

MODEL N, INC.
Notes to Consolidated Financial Statements

Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gain (loss) on cash flow hedges.
Recent Accounting Pronouncements
Recently Adopted Accounting Guidance
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal year 2022 and it did not have a material impact on the Consolidated Financial Statements.
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
Stockholders' Equity
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

MODEL N, INC.
Notes to Consolidated Financial Statements

Customer Contract Balances
The following table reflects balances related to contracts with customers (in thousands):

	As of September 30,
	2023	2022
Accounts receivable, net	$46,314	$35,095
Unbilled accounts receivable, net	15,447	14,026
Total accounts receivable, net	$61,761	$49,121
Contract asset	$9,294	$7,671
Deferred revenue	$62,198	$62,649
Capitalized contract acquisition costs	$11,803	$13,041

Accounts Receivable
Accounts receivable represents our right to consideration that is unconditional, net of allowances for credit losses. The allowance for credit losses is based on management’s assessment of the collectability of accounts receivable amounts. The additions, write-offs and deductions to the allowance for credit losses were immaterial for the fiscal years ended September 30, 2023, 2022, and 2021.

Unbilled Accounts Receivable
As of September 30, 2023, and 2022, the unbilled accounts receivable were $15.4 million and $14.0 million, respectively. There was no allowance for credit losses associated with unbilled accounts receivable as of September 30, 2023 and 2022.
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
The non-current portion of deferred revenue is included in other long-term liabilities in the Consolidated Balance Sheets. During the year ended September 30, 2023, the Company recognized $62.2 million of revenue that was included in the deferred revenue balance at the beginning of the period.
Capitalized Contract Acquisition Costs
As of September 30, 2023, the current and non-current portions of capitalized contract acquisition costs were $4.5 million, and $7.3 million, respectively. The Company amortized $4.9 million, $4.3 million, and $3.1 million of contract acquisition costs during the years ended September 30, 2023, 2022, and 2021, respectively. For the years ended September 30, 2023, 2022, and 2021, there was no impairment related to capitalized contract acquisition costs.
Customer Deposits
Customer deposits primarily relate to payments received from customers which could be refundable pursuant to the terms of the arrangement. These amounts are included in accrued liabilities on the Consolidated Balance Sheets. The customer deposits amount was immaterial as of September 30, 2023, and 2022.
Standard payment terms to customers generally range from thirty to ninety days; however, payment terms and conditions in the customer contracts may vary. In some cases, customers prepay for subscription and services in advance of the delivery; in other cases, payment is due as services are performed or in arrears following the delivery.

MODEL N, INC.
Notes to Consolidated Financial Statements

Remaining Performance Obligations
Remaining performance obligations represent non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2023, the aggregate amount of the transaction price allocated to performance obligations either unsatisfied or partially unsatisfied was $344.6 million, 43% of which the Company expects to recognize as revenue over the next 12 months and the remainder thereafter.
Note 4. Leases
The Company leases facilities under noncancelable operating leases with lease terms between three years and eleven years. Certain leases include options to extend or terminate the lease. The Company factored into the determination of lease payments the options that it is reasonably certain to exercise.
Operating lease costs were $4.9 million, $5.8 million, and $4.6 million for the years ended September 30, 2023, 2022, and 2021, respectively. Short-term lease costs, variable lease costs, and sublease income were immaterial for the years ended September 30, 2023, 2022, and 2021.
Cash flow information related to operating leases is as follows (in thousands):

	Fiscal Years Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	4,873	5,032
Operating lease ROU assets obtained in exchange for new operating lease liabilities	—	—
The weighted-average remaining lease terms were 2.6 years, and 3.6 years as of September 30, 2023, and 2022, respectively. The weighted-average discount rates were 2.7%, and 2.9% as of September 30, 2023, and 2022, respectively.
Maturities of operating lease liabilities as of September 30, 2023 are as follows (in thousands):

Fiscal Year
2024	$4,645
2025	4,279
2026	2,349
2027	276
2028 and thereafter	—
Total operating lease payments	11,549
Less imputed interest	386
Total operating lease liabilities	$11,163

MODEL N, INC.
Notes to Consolidated Financial Statements

Note 5. Financial Instruments
The table below sets forth the Company’s cash equivalents as of September 30, 2023, and 2022, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement. The Company had no liabilities measured at fair value on a recurring basis.

					Reported as:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
As of September 30, 2023
Level 1:
Money market funds	$243,251	$—	$—	$243,251	$243,251
U.S. Treasury securities	—	—	—	—	—
Total	$243,251	$—	$—	$243,251	$243,251

As of September 30, 2022
Level 1:
Money market funds	$61,956	$—	$—	$61,956	$61,956
U.S. Treasury securities	89,679	11	(6)	89,684	89,684
Total	$151,635	$11	$(6)	$151,640	$151,640

The Company’s financial instruments not measured at fair value on a recurring basis include cash, funds held for customers, accounts receivable, accounts payable, customer funds payable, and accrued liabilities, and are reflected in the financial statements at cost and approximates their fair value due to their short-term nature.
The Company recorded interest income on marketable securities and cash balances of $9.1 million, and $0.9 million during the fiscal years ended September 30, 2023, and 2022, respectively.
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
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at September 30, 2022	$65,665
Addition from Acquisition	—
Balance at September 30, 2023	$65,665

MODEL N, INC.
Notes to Consolidated Financial Statements

Intangible Assets
The following table summarizes the gross intangible assets, accumulated amortization, and net intangible assets balances as of September 30, 2023:

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Intangible Assets:
Customer relationships	3-15	$52,109	$(28,276)	$23,833
Developed technology	5-6	22,333	(16,781)	5,552
Non-compete agreements	5	1,600	(880)	720
Trade name	3	850	(779)	71
Total		$76,892	$(46,716)	$30,176
The following table summarizes the gross intangible assets, accumulated amortization, and net intangible assets balances as of September 30, 2022:

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Intangible Assets:
Customer relationships	3 -15	$52,109	$(23,684)	$28,425
Developed technology	5-6	22,333	(14,791)	7,543
Non-compete agreements	5	1,600	(560)	1,040
Trade name	3	850	(496)	354
Total		$76,892	$(39,531)	$37,362
The Company recorded amortization expense related to the acquired intangible assets of $7.2 million, $8.0 million, and $7.2 million during the fiscal years ended September 30, 2023, 2022, and 2021, respectively.
Estimated future amortization expense for the intangible assets as of September 30, 2023 is as follows:

Fiscal Years Ending September 30,
(in thousands)
2024	$6,691
2025	6,620
2026	6,069
2027	2,266
2028	1,034
2029 and thereafter	7,496
Total future amortization	$30,176

Note 7. Cash, Cash Equivalents, and Funds Held for Customers
The Company has contractual obligations to remit funds to various third parties on behalf of customers to which the Company provides payment processing services. Funds received from these customers represent cash and cash equivalents and are reflected in the “Funds held for customers” line item on the condensed consolidated balance sheets.

MODEL N, INC.
Notes to Consolidated Financial Statements

The table below reconciles the cash and cash equivalents and funds held for customers as reported on the condensed consolidated balance sheets to the cash and cash equivalents on the condensed consolidated statements of cash flows (in thousands):

	As of September 30,
	2023	2022
Cash and cash equivalents	$301,355	$193,524
Funds held for customers	91	603
Total cash and cash equivalents	$301,446	$194,127
Note 8. Derivative Instruments and Hedging
The Company uses foreign currency forward contracts to hedge a portion of the forecasted foreign currency-denominated expenses incurred in the normal course of business. These contracts are designated as cash flows hedges. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign exchange rate movements. The Company does not use any of the derivative instruments for trading or speculative purposes. These contracts have maturities of 12 months or less. The amounts reclassified to expenses related to the hedged transactions were immaterial for the years ended September 30, 2023, 2022, and 2021. The fair value of the outstanding non-deliverable foreign currency forward contracts was measured using Level 2 fair value inputs and was immaterial as of September 30, 2023, and 2022.
Notional Amounts of Derivative Contracts
Derivative transactions are measured in terms of the notional amount but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The notional amounts of the Company's outstanding foreign currency forward contracts designated as cash flow hedges were $4.3 million as of September 30, 2022. The Company had no outstanding non-deliverable foreign currency forward contracts as of September 30, 2023.
Note 9. Property and Equipment
Components of property and equipment consisted of the following:

	As of September 30,
	2023	2022
	(in thousands)
Computer software and equipment	$5,494	$5,372
Furniture and fixtures	1,046	1,148
Leasehold improvements	521	527
Software development costs	5,824	5,753
Total property and equipment	$12,885	$12,800
Less: accumulated depreciation and amortization	(11,643)	(10,962)
Total property and equipment, net	$1,242	$1,838

Depreciation expense including depreciation of assets under capital leases totaled $1.0 million, $1.0 million, and $0.8 million for the fiscal years ended September 30, 2023, 2022, and 2021, respectively.
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

MODEL N, INC.
Notes to Consolidated Financial Statements

In May 2020, the Company issued $172.5 million aggregate principal amount of the 2025 Notes in a private placement, including $22.5 million which represents the exercise in full of the initial purchasers’ option to purchase additional notes. The net proceeds from the issuance of the 2025 Notes was $166.4 million, net of initial purchasers’ discounts and debt issuance costs of $6.1 million. The Company used $40.0 million of the net proceeds to repay in full the debt outstanding under, and terminated the Credit Agreement dated May 4, 2018, as amended, by and among the Company, Wells Fargo, as administrative agent, and the lenders party thereto.
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
On or after March 1, 2025 and prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2025 Notes may convert all or a portion of their Notes in multiples of $1,000 principal amount regardless of the foregoing conditions.
Holders of the 2025 Notes who convert their 2025 Notes in connection with a make-whole fundamental change (as defined in the Indenture) or in connection with any optional redemption are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a fundamental change (as defined in the Indenture), holders of the 2025 Notes may require the Company to repurchase all or a portion of their 2025 Notes at a price equal to 100% of the principal amount of the 2025 Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date.
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

MODEL N, INC.
Notes to Consolidated Financial Statements

In initial accounting for the issuance of the 2025 Notes prior to the adoption of ASU 2020-06 on October 1, 2022, the Company separated the 2025 Notes into liability and equity components. The carrying amount of the liability component of $115.3 million was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $57.2 million and was determined by deducting the fair value of the liability component from the principal amount of the 2025 Notes. The excess of the principal amount of the 2025 Notes over the carrying amount of the liability component is amortized to interest expense at an effective interest rate over the contractual terms of the 2025 Notes. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.
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
As a result of the adoption of ASU 2020-06 on October 1, 2022, the Company no longer separately presents in equity an embedded conversion feature for such debt. Similarly, the debt discount, which was equal to the carrying value of the embedded conversion feature upon issuance, is no longer amortized into income as interest expense over the life of the instrument. For the impact of adoption see Note 1 to Consolidated Financial Statements.
In March 2023, the Company issued $253.0 million aggregate principal amount of the 2028 Notes in a private placement, including $33.0 million which represents the exercise in full of the initial purchasers’ option to purchase additional notes. The net proceeds from the issuance of the 2028 Notes was $245.5 million, net of initial purchasers’ discounts and debt issuance costs of $7.6 million. The Company used $165.2 million of the net proceeds from this issuance to repurchase approximately $138.0 million in aggregate principal amount of its 2025 Notes concurrently with the issuance. The repurchase of the 2025 Notes was accounted for as a debt extinguishment. The Company recorded a $29.5 million loss on extinguishment of debt on its consolidated statements of operations during the fiscal quarter ended March 31, 2023, and the twelve months ended September 30, 2023 which includes a write-off of related deferred issuance costs of $2.3 million. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes as of September 30, 2023 was $34.5 million.
The 2028 Notes are senior, unsecured obligations of the Company and bear an interest rate of 1.875% per year payable semi-annually in arrears on September 15 and March 15 of each year, beginning on September 15, 2023. The 2028 Notes mature on March 15, 2028 unless repurchased, redeemed or converted in accordance with their terms prior to such date.
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
•during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2028 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;
•if the Company calls any or all of the 2028 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events.

MODEL N, INC.
Notes to Consolidated Financial Statements

On or after December 15, 2027 and prior to the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2028 Notes may convert all or a portion of their Notes in multiples of $1,000 principal amount regardless of the foregoing conditions.
Holders of the 2028 Notes who convert their 2028 Notes in connection with a make-whole fundamental change (as defined in the applicable Indenture) or in connection with any optional redemption are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a fundamental change (as defined in the applicable Indenture), holders of the 2028 Notes may require the Company to repurchase all or a portion of their 2028 Notes at a price equal to 100% of the principal amount of the 2028 Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date.
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
The Company intends to use the remaining net proceeds from the issuance of the 2028 Notes for general corporate purposes, including working capital and to fund growth and potential strategic projects.
During the twelve months ended September 30, 2023, the conditions allowing holders of the Convertible Senior Notes to convert were not met. The Convertible Senior Notes were classified as long-term debt on the Consolidated Balance Sheets as of September 30, 2023.
In accordance with ASU 2020-06, the 2028 Notes are accounted for as a single liability.
The net carrying amounts of the liability and equity components for the 2025 Notes were as follows (in thousands):

	As of September 30,
	2023	2022
Liability component:
Principal amount	$34,530	$172,500
Unamortized discount	—	(34,354)
Unamortized issuance costs	(428)	(2,729)
Net carrying amount	$34,102	$135,417

Equity component, net of issuance costs	$—	$55,227

The net carrying amounts of the liability for the 2028 Notes were as follows (in thousands):

	As of September 30,
	2023	2022
Principal amount	253,000	—
Unamortized issuance costs	(6,744)	—
Net carrying amount	$246,256	$—

The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Fiscal Years Ended September 30,
	2023	2022
Coupon interest expense	$5,138	$4,528
Amortization of debt discount	—	10,448
Amortization of debt issuance costs	1,463	666
Total interest expense related to the Notes	$6,601	$15,642

MODEL N, INC.
Notes to Consolidated Financial Statements

The issuance costs related to the 2025 Notes and the 2028 Notes are being amortized to interest expense over the respective contractual term, at effective interest rates of 3.4%, and 2.5%, respectively. As of September 30, 2023, unamortized debt issuance costs will be amortized over the remaining life of the 2025 Notes and the 2028 Notes which is approximately 20 months, and 54 months, respectively.
As of September 30, 2023, the total estimated fair value of the 2025 Notes, and 2028 Notes was approximately $35.1 million, and $226.1 million, respectively. The fair value was determined based on the closing trading price per $100 of the applicable series of the Convertible Senior Notes as of the last day of trading for the period. The fair value of the Convertible Senior Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. The fair value of the Convertible Senior Notes is considered a Level 2 measurement as they are not actively traded.
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
The Company has not had to reimburse any of its customers for losses related to indemnification provisions, and there were no material claims against the Company outstanding as of September 30, 2023, and 2022. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the software license, the Company cannot estimate the amount of potential future payments, if any, related to indemnification provisions.
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
2010 Equity Incentive Plan
On June 15, 2010, the Board adopted the 2010 Plan under which employees, directors, and other eligible participants of the Company or any subsidiary of the Company may be granted incentive stock options, non-statutory stock options and all other types of awards to purchase shares of the Company’s common stock. The total number of shares reserved and available for grant and issuance pursuant to the 2010 Plan consists of (a) any authorized shares not issued or subject to outstanding grants under the 2000 Plan on the adoption date, (b) shares that are subject to issuance upon exercise of options granted under the 2000 Plan but cease to exist for any reason other than exercise of such options; and (c) shares that were issued under the 2000 Plan which are repurchased by the Company at the original issue price or forfeited. In connection with the adoption of the 2013 Equity Incentive Plan (the “2013 Plan”) in February 2013, the 2010 Plan was terminated and all shares of common stock previously reserved but unissued were transferred to the 2013 Plan.
2013 Equity Incentive Plan
In February 2013, the Board adopted the 2013 Plan. The 2013 Plan was approved with a reserve of 8.0 million shares, which consists of 2.5 million shares of the Company’s common stock reserved for future issuance under the 2013 Plan and

MODEL N, INC.
Notes to Consolidated Financial Statements

shares of common stock previously reserved but unissued under the 2010 Plan. Additionally, the 2013 Plan provides for automatic increases in the number of shares available for issuance under it on October 1 of each of the first four calendar years during the term of the 2013 Plan by the lesser of 5% of the number of shares of common stock issued and outstanding on each September 30 immediately prior to the date of increase or the number determined by the Board. In fiscal year 2018, 2.0 million additional shares were approved by the Company’s stockholders for issuance under the 2013 Plan. The 2013 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, restricted stock units and stock bonuses. Awards generally vest over four years and expire ten years from the date of grant. In connection with the adoption of the 2021 Equity Incentive Plan (the “2021 Plan”) in February 2021, the 2013 Plan was terminated and all shares of common stock previously reserved but unissued were transferred to the 2021 Plan.
2021 Equity Incentive Plan
The Board adopted the 2021 Plan in December 2020, and the stockholders approved the 2021 Plan in February 2021. The 2021 Plan became effective on February 19, 2021 and will terminate on February 18, 2031. The 2021 Plan serves as the successor equity compensation plan to the 2013 Plan. No further grants will be made under the 2013 Plan, and the balances under the 2013 Plan have been transferred to the 2021 Plan. The 2021 Plan was approved with a reserve of 3.9 million shares, which consists of 1.7 million shares of the Company’s common stock reserved for future issuance under the 2021 Plan and shares of common stock previously reserved but unissued under the 2013 Plan. In March 2023, 3.5 million additional shares were approved by the Company's stockholders for issuance under the 2021 Plan.
The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, restricted stock units, and stock bonuses. Awards generally vest over four years and expire ten years from the date of grant. As of September 30, 2023, 4.4 million shares were available for future stock awards under the 2021 Plan and any additional releases resulting from an over-achievement relating to performance-based restricted stock units.
Stock Options
There were no stock options granted in fiscal years ended September 30, 2023, 2022, and 2021. The expected terms of options granted were calculated using the simplified method, determined as the average of the contractual term and the vesting period. Estimated volatility is derived from the historical closing prices of common shares of similar entities whose share prices are publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. treasury constant maturities in effect at the time of grant for the expected term of the option. The Company uses historical data to estimate the number of future stock option forfeitures.

MODEL N, INC.
Notes to Consolidated Financial Statements

The following table summarized the stock option activity and related information under all stock option plans:

	Number of Shares (in thousands)	Weighted Average Exercised Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at September 30, 2020	34	10.57	1.68	$846
Exercised	(9)	8.20
Balance at September 30, 2021	25	11.41	0.82	$560
Exercised	(21)	11.10
Expired	—	1.74
Balance at September 30, 2022	4	13.50	0.41	$83
Exercised	(4)	$13.50
Balance at September 30, 2023	—	—	—	$—
Options exercisable as of September 30, 2023	—	$—	—	$—
Options vested and expected to vest as of September 30, 2023	—	$—	—	$—
The intrinsic value of options exercised during fiscal years ended September 30, 2023, 2022, and 2021 was $0.1 million, $0.4 million, and $0.2 million, respectively.
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
The following table summarizes the weighted-average assumptions used to estimate the fair value of rights to acquire stock granted under the Company’s ESPP during the periods presented:

	Fiscal Years Ended September 30,
	2023	2022	2021
Risk-free interest rate	5.31%	1.97%	0.05%
Dividend yield	—%	—%	—%
Volatility	33%	47%	41%
Expected term (in years)	0.50	0.50	0.50
Fair value at grant date	$7.78	$8.07	$9.68

Restricted Stock Units and Performance-based Restricted Stock Units
During the years ended September 30, 2023, 2022, and 2021, the Compensation Committee of the Board approved grants of performance-based restricted stock units to the Company’s certain senior officers, including the Chief Executive Officer and the Chief Financial Officer. For the performance-based restricted stock units granted in fiscal years 2021 and 2022, under the terms of these grants, the actual number of shares that will vest and be released will range from 0% to 200% of the grant based on the performance of the Company’s total shareholder return (“TSR”) relative to that of the Russell 3000 Index (the “Index”). These grants vest over a three-year period with 50% vesting on each of the second and the third annual anniversary of the vesting commencing date. The grant date fair values of the performance-based restricted stock units granted in fiscal years 2021 and 2022 were determined using Monte-Carlo simulation model with risk-free interest rate of 0.57%–0.87% and volatility of 45%–50%. For the performance-based restricted stock units granted in fiscal year 2023, under the terms of these grants, the actual number of shares that will vest and be released will range from 0% to 200% of the grant based on the achievement of the pre-established performance goals of the Company. These grants vest over a three-year period with one third vesting on the first

MODEL N, INC.
Notes to Consolidated Financial Statements

anniversary of the vesting commencing date and quarterly thereafter. As of September 30, 2023, 0.3 million shares were reserved for any additional release resulting from over-achievement relating to performance-based restricted stock units.
The following table summarizes the Company’s restricted stock unit activity (including performance based restricted stock awards) under all equity award plans:

	Restricted Stock Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Balance at September 30, 2020	1,957	$22.43
Granted	1,200	36.00
Released	(1,091)	22.79
Forfeited	(318)	27.88
Balance at September 30, 2021	1,748	$30.54
Granted	1,699	32.22
Released	(1,091)	28.29
Forfeited	(301)	30.85
Balance at September 30, 2022	2,055	$33.08
Granted	1,352	37.71
Released	(1,224)	32.84
Forfeited	(103)	31.71
Balance at September 30, 2023	2,080	$36.29
The total fair value of restricted stock and performance based restricted stock awards vested for the years ended September 30, 2023, 2022, and 2021, was $40.6 million, $31.7 million, and $41.1 million, respectively.
The following table summarizes certain information of the unvested awards as of September 30, 2023:

	Restricted Stock Units (1)	ESPP
Total compensation cost for unvested (in millions)	$48.6	$0.6
Weighted-average period to recognize (in years)	1.74	0.4

(1):	Includes restricted stock units and performance-based restricted stock awards.
Stock-based Compensation
Stock-based compensation recorded in the Consolidated Statements of Operations is as follows:

	Fiscal Years Ended September 30,
	2023	2022	2021
	(in thousands)
Cost of revenues:
Subscription	$5,134	$4,887	$3,658
Professional Services	$4,231	$4,074	4,032
Total stock-based compensation in cost of revenues	9,365	8,961	7,690
Operating expenses:
Research and development	$6,925	$6,655	6,051
Sales and marketing	$9,476	$8,138	7,541
General and administrative	12,999	12,300	8,681
Total stock-based compensation in operating expenses	29,400	27,093	22,273
Total stock-based compensation	$38,765	$36,054	$29,963
The total stock-based compensation included $5.1 million, and $5.7 million related to bonus, for the fiscal year ended September 30, 2022, and 2021, respectively, which was recorded in the accrued employee compensation line item in the Consolidated Balance Sheets.

MODEL N, INC.
Notes to Consolidated Financial Statements

Note 13. Income Taxes
The components of loss before income taxes are as follows:

	Fiscal Years Ended September 30,
	2023	2022	2021
	(in thousands)
Domestic	$(29,851)	$(30,819)	$(30,734)
Foreign	(1,227)	3,659	1,766
Loss before taxes	$(31,078)	$(27,160)	$(28,968)
The components of the provision for income taxes are as follows:

	Fiscal Years Ended September 30,
	2023	2022	2021
	(in thousands)
Current
Federal	$—	$—	$—
State	469	42	84
Foreign	1,862	1,010	589
	$2,331	$1,052	$673
Deferred
Federal	$116	$1	$67
State	87	143	130
Foreign	310	279	(101)
	$513	$423	$96
Total provision for income taxes	$2,844	$1,475	$769
Reconciliation of the statutory federal income tax to the Company’s effective tax is as follows:

	Fiscal Years Ended September 30,
	2023	2022	2021
	(in thousands)
Tax at statutory federal rate	$(6,526)	$(5,702)	$(6,083)
State tax, net of federal benefit	469	40	84
Permanent differences	41	19	(320)
Stock-based compensation	1,528	816	(2,757)
Section 162(m)	1,719	1,099	2,389
Foreign tax rate differential	(106)	315	61
Change in valuation allowance	8,571	6,113	8,459
Research and development tax credits	(1,337)	(951)	(1,013)
Change in deferred tax liabilities	(336)	(274)	(84)
Loss on Repurchase of Convertible Debt	5,720	—	—
ASU 2020-06 Adoption, Convertible Debt	(6,988)	—	—
Other	89	—	33
Total provision for income taxes	$2,844	$1,475	$769
The current United States federal income tax legislation generally allows companies to make distributions of previously taxed non-U.S. earnings to the U.S. without incurring additional federal income tax. As a result, the Company expects to repatriate future foreign earnings in certain foreign jurisdictions over time. During the year ended September 30, 2023, the Company repatriated $4.1 million of foreign subsidiary earnings to the U.S. in the form of cash and paid foreign withholding taxes of $0.7 million. During the year ended September 30, 2022, the Company did not repatriate foreign subsidiary earnings to the U.S. in the form of cash and paid zero foreign withholding taxes. During the year ended September 30, 2021, the Company repatriated $1.5 million of foreign subsidiary earnings to the U.S. in the form of cash and paid foreign withholding taxes

MODEL N, INC.
Notes to Consolidated Financial Statements

of $0.2 million. As of September 30, 2023, the Company recorded a deferred tax liability of $0.4 million for the additional non-U.S. taxes that are expected to be incurred related to the repatriation of $2.6 million in foreign subsidiary earnings.
Deferred tax assets and liabilities consisted of the following:

	As of September 30,
	2023	2022
	(in thousands)
Deferred tax assets:
Depreciation and amortization	$2,630	$1,670
Accruals and other	7,924	15,684
Deferred revenue	101	100
NOL carry-forward	62,512	68,841
Stock compensation	2,591	4,208
Research and development tax credits	22,232	19,812
Section 174 Capitalized R&D	10,466	—
Total deferred tax assets	$108,456	$110,315
Valuation allowance	(98,205)	(89,581)
Net deferred tax assets	$10,251	$20,734
Deferred tax liabilities:
Convertible senior notes	$—	$(8,723)
Intangibles	(5,307)	(5,624)
Capitalized contract acquisition costs	(3,257)	(3,538)
Other	(2,246)	(3,316)
Net deferred tax liabilities	$(559)	$(467)
A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a full valuation allowance to offset net deferred tax assets as of September 30, 2023, and 2022, due to the uncertainty of realizing future tax benefits from its net operating loss carry-forwards and other deferred tax assets. The net increase in the total valuation allowance for the year ended September 30, 2023 was approximately $8.6 million.
As of September 30, 2023, the Company has federal and state NOL carry-forwards of approximately $231.0 million and $367.4 million, respectively. The federal NOL and the state NOLs began expiring in 2022. As of September 30, 2023, the Company had federal and state research and development credit carry-forwards of approximately $15.6 million and $15.4 million, respectively. The federal research and development credit carry-forwards began expiring in 2022. The California and Massachusetts tax credits can be carried forward indefinitely.
Internal Revenue Code section 382 places a limitation (“Section 382 Limitation”) on the amount of taxable income can be offset by NOL carry-forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. Generally, after a control change, a loss corporation cannot deduct NOL carry-forwards in excess of the Section 382 Limitation. An IRC Section 382 analysis has been performed as of September 30, 2023 and determined there would be no effect on the NOL deferred tax asset if ownership changes occurred.

MODEL N, INC.
Notes to Consolidated Financial Statements

As of September 30, 2023, the Company had unrecognized tax benefits of approximately $7.0 million. It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the next twelve months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2023, the liability related to uncertain tax positions recorded on the financial statements was immaterial.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Years Ended September 30,
	2023	2022	2021
	(in thousands)
Unrecognized tax benefits at the beginning of the period	$5,621	$5,118	$4,655
Gross decrease based on tax positions during the prior period	(70)	(54)	(179)
Gross increase based on tax positions during the prior period	425	—	—
Gross increase based on tax positions during the current period	998	557	642
Unrecognized tax benefits at the end of the period	$6,974	$5,621	$5,118
The Company is subject to income taxes in U.S. federal and various state, local and foreign jurisdictions.  The tax years ended from September 2001 to September 2023 remain open to examination due to the carryover of unused net operating losses or tax credits.
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

	Fiscal Years Ended September 30,
	2023	2022	2021
	(in thousands, except per share data)
Numerator:
Basic and diluted:
Net loss attributable to common stockholders	$(33,922)	$(28,635)	$(29,737)
Denominator:
Basic and diluted:
Weighted Average Shares Used in Computing Net Loss per Share Attributable to Common Stockholders	38,081	36,744	35,461
Net Loss per Share Attributable to Common Stockholders:
Basic and diluted	$(0.89)	$(0.78)	$(0.84)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive are as follows (in thousands):

	As of September 30,
	2023	2022	2021
	(in thousands)
Stock options	—	4	25
Performance-based RSUs and RSUs	2,080	2,055	1,748
Shares issuable pursuant to the employee stock purchase plan	115	95	91
Convertible senior notes	—	—	5,176

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
Revenues from External Customers
Revenues from customers outside the United States were 5%, 5%, and 7% of total revenues for the fiscal years ended September 30, 2023, 2022, and 2021, respectively.
Long-Lived Assets
The following table sets forth the Company’s property and equipment, net by geographic region:

	As of September 30,
	2023	2022
	(in thousands)
United States	$624	$1,113
India	618	725
Total property and equipment, net	$1,242	$1,838

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023, using the criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our evaluation under the COSO framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2023, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The effectiveness of our internal control over financial reporting as of September 30, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    Other Information
Rule 10b5-1 Plan Adoptions and Modifications
None.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Information about our Executive Officers and our Directors is incorporated by reference to information contained in the Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2023.
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
ITEM 11.    Executive Compensation
The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2023.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2023.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2023.
ITEM 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference to information contained in the Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2023.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules
(a)    The following documents filed as a part of the report:
(1)Financial Statements
The financial statements are set forth in Item 8 of this Annual Report on Form 10-K.
(2)Financial Statement Schedule
Schedule II - Valuation and qualifying accounts
The table below presents the changes in the valuation allowance for deferred tax assets for the fiscal years ended September 30, 2023, 2022, and 2021, respectively.

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Write-offs and Deductions	Balance at End of Period
Valuation allowance for deferred tax assets
For the Year Ended September 30, 2023	$89,581	24,330	15,706	$98,205
For the Year Ended September 30, 2022	$83,444	7,742	1,605	$89,581
For the Year Ended September 30, 2021	$73,372	14,332	4,260	$83,444
(3)Exhibits
The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-35840	3.1	5/10/2013
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-35840	3.1	5/6/2020
4.1	Form of Registrant’s Common Stock certificate	S-1	333-186668	4.01	3/7/2013
4.2	Indenture dated May 22, 2020 between Model N, Inc. and U.S. Bank, National Association	8-K	001-35840	4.1	5/22/2020
4.3	Form of Global Note, representing Model N, Inc.’s 2.625% Convertible Senior Notes due 2025	8-K	001-35840	4.1	5/22/2020
4.4	Indenture dated March 13, 2023 between Model N, Inc. and U.S. Bank Trust Company, National Association	8-K	001-35840	4.1	3/14/2023
4.5	Form of Global Note, resenting Model N, Inc.’s 1.875% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.4)	8-K	001-35840	4.1	3/14/2023
4.4	Description of Registrant’s Securities	10-K	001-35840	4.5	11/23/2020
10.1	Form of Indemnity Agreement to be entered into between Registrant and each of its officers and directors	S-1	333-186668	10.01	3/12/2013
10.2	Form of Change in Control and Severance Agreement (Non-CEO Executives)	8-K	001-35840	10.2	5/9/2019
10.3†	2010 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.03	2/13/2013
10.4†	2013 Equity Incentive Plan and forms of stock option agreement and stock option exercise agreement	S-1	333-186668	10.04	3/7/2013

10.5†	2013 Employee Stock Purchase Plan	S-8	333-187388	99.4	3/20/2013
10.6†	Form of Restricted Stock Unit Agreement	10-K	001-35840	10.12	12/6/2013
10.7†	Employment agreement dated May 7, 2018 by and between Registrant and Jason Blessing	10-Q	001-35840	10.2	8/8/2018
10.8	Form of Change in Control and Severance Agreement (CEO)	8-K	001-35840	10.1	5/9/2019
10.9	Lease by and between RV VI 777 Mariners, LLC and Registrant dated April 7, 2020	10-Q	001-35840	10.1	5/6/2020
10.10†	2021 Equity Incentive Plan	DEF 14A	001-35840	Appendix A	1/8/21
10.11†	2021 Employee Stock Purchase Plan	DEF 14A	001-35840	Appendix B	1/8/21
10.12†	Form of Executive Employment Agreement	10-K	001-35840	10.12	11/19/2021
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries of Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included on the signature page of this report)					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Compensation Recovery Policy					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

†	Indicates a management contract or compensatory plan.

*	These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

ITEM 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Mateo, State of California, on this 17th day of November 2023.

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

Name	Title	Date

/S/ JASON BLESSING	Chief Executive Officer and Director (Principal Executive Officer)	November 17, 2023
Jason Blessing

/S/ JOHN EDERER	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	November 17, 2023
John Ederer

Additional Directors:

/S/ TIM ADAMS	Director	November 17, 2023
Tim Adams

/S/ BALJIT DAIL	Director	November 17, 2023
Baljit Dail

/S/ KIMBERLY DECARLIS	Director	November 17, 2023
Kimberly DeCarlis

/S/ MELISSA FISHER	Director	November 17, 2023
Melissa Fisher

/S/ MANISHA SHETTY GULATTI	Director	November 17, 2023
Manisha Shetty Gulatti

/S/ ALAN HENRICKS	Director	November 17, 2023
Alan Henricks

/S/ SCOTT REESE	Director	November 17, 2023
Scott Reese

/S/ DAVE YARNOLD	Director	November 17, 2023
Dave Yarnold