Form 10-Q
period 2023-12-31
MODEL N, INC.
filed 2024-02-06
CIK 1118417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
As of January 26, 2024, the registrant had 39,032,256 shares of common stock outstanding.
1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
MODEL N, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	As of December 31, 2023	As of September 30, 2023
Assets
Current assets
Cash and cash equivalents	$303,375	$301,355
Funds held for customers	84	91
Accounts receivable, net of allowance for credit losses of $510 as of December 31, 2023 and $496 as of September 30, 2023	83,077	61,761
Prepaid expenses	5,115	5,922
Other current assets	9,893	14,777
Total current assets	401,544	383,906
Property and equipment, net	1,049	1,242
Operating lease right-of-use assets	8,779	9,885
Goodwill	65,665	65,665
Intangible assets, net	28,450	30,176
Other assets	9,687	9,221
Total assets	$515,174	$500,095
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,423	$3,888
Customer funds payable	84	91
Accrued employee compensation	12,064	14,645
Accrued liabilities	6,060	8,700
Operating lease liabilities, current portion	4,254	4,408
Deferred revenue, current portion	74,393	61,745
Total current liabilities	100,278	93,477
Long term debt	280,779	280,358
Operating lease liabilities, less current portion	5,740	6,755
Other long-term liabilities	4,034	4,042
Total liabilities	390,831	384,632
Commitments and contingencies
Stockholders’ equity
Common Stock, $0.00015 par value; 200,000 shares authorized; 39,032 and 38,764 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively	6	6
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	425,127	414,562
Accumulated other comprehensive loss	(2,132)	(2,245)
Accumulated deficit	(298,658)	(296,860)
Total stockholders’ equity	124,343	115,463
Total liabilities and stockholders’ equity	$515,174	$500,095
The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2023	2022
Revenues
Subscription	$47,655	$44,214
Professional services	15,836	14,940
Total revenues	63,491	59,154
Cost of revenues
Subscription	16,711	15,606
Professional services	11,158	10,665
Total cost of revenues	27,869	26,271
Gross profit	35,622	32,883
Operating expenses
Research and development	12,680	12,764
Sales and marketing	13,960	12,977
General and administrative	11,649	10,691
Total operating expenses	38,289	36,432
Loss from operations	(2,667)	(3,549)
Interest expense	1,834	1,434
Interest income	(3,540)	(1,300)
Other expenses (income), net	117	(65)
Loss before income taxes	(1,078)	(3,618)
Provision for income taxes	720	432
Net loss	$(1,798)	$(4,050)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	$(0.11)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	38,901	37,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2023	2022
Net loss	$(1,798)	$(4,050)
Other comprehensive gain (loss), net of tax
Change in unrealized gain on cash flow hedges	—	239
Change in unrealized gain on investments	—	26
Change in foreign currency translation gain (loss)	113	(66)
Total comprehensive loss	$(1,685)	$(3,851)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,798)	$(4,050)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,960	2,273
Stock-based compensation	10,565	10,404
Amortization of debt issuance costs	421	302
Deferred income taxes	72	157
Amortization of capitalized contract acquisition costs	1,278	1,196
Other non-cash charges	143	56
Changes in assets and liabilities, net of acquisition
Accounts receivable	(21,330)	(17,080)
Prepaid expenses and other assets	5,136	43
Accounts payable	(437)	(775)
Accrued employee compensation	(2,608)	(10,630)
Other current and long-term liabilities	(3,604)	(4,961)
Deferred revenue	12,307	4,773
Net cash provided by (used in) operating activities	2,105	(18,292)
Cash flows from investing activities:
Purchases of property and equipment	(99)	(26)
Net cash used in investing activities	(99)	(26)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	—	27
Net changes in customer funds payable	(7)	(469)
Net cash used in financing activities	(7)	(442)
Effect of exchange rate changes on cash and cash equivalents	14	(39)
Net increase (decrease) in cash and cash equivalents	2,013	(18,799)
Cash and cash equivalents
Beginning of period	301,446	194,127
End of period	$303,459	$175,328

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
Fiscal Year
The Company’s fiscal year ends on September 30. References to fiscal year 2024, for example, refer to the fiscal year ending September 30, 2024.

Basis for Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated balance sheet as of September 30, 2023 has been derived from the audited financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “Annual Report”) on file with the SEC. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report.

In the opinion of management, the unaudited interim consolidated financial statements include all the normal recurring adjustments necessary to present fairly our condensed consolidated financial statements. The results of operations for the three months ended December 31, 2023 are not necessarily indicative of the operating results for the full fiscal year 2024 or any future periods.

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

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for interim and annual periods beginning after December 15, 2022 on a prospective basis. The Company adopted this guidance on October 1, 2023, which did not have a material effect on its consolidated financial statements.
Significant Accounting Policies
There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended September 30, 2023 included in the Annual Report.

2.     Revenues from Contracts with Customers

Revenue Recognition

The Company derives revenues primarily from subscription revenues and professional services revenues. Revenues are recorded at a net basis which exclude sales taxes that are collected from customers.

Disaggregation of Revenues

See Note 14, Geographic Information, for information on revenue by geography.

Customer Contract Balances

The following table reflects contract balances related to contracts with customers (in thousands):

	As of December 31, 2023	As of September 30, 2023
Accounts receivable, net	$69,526	$46,314
Unbilled accounts receivable, net	13,551	15,447
Total accounts receivable, net	$83,077	$61,761
Contract asset	$4,129	$9,294
Deferred revenue	$74,505	$62,198
Capitalized contract acquisition costs	$12,369	$11,803

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

The non-current portion of deferred revenue is included in other long-term liabilities in the condensed consolidated balance sheets. During the three months ended December 31, 2023 and 2022, the Company recognized revenue of $29.4 million and $28.5 million, respectively, that was included in the deferred revenue balances at the beginning of the periods.

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
As of December 31, 2023, the current and non-current portions of capitalized contract acquisition costs were $4.6 million and $7.8 million, respectively. As of September 30, 2023, the current and non-current portions of capitalized contract acquisition costs were $4.5 million and $7.3 million, respectively. The Company amortized $1.3 million and $1.2 million of contract acquisition costs during the three months ended December 31, 2023 and 2022, respectively.

For the three months ended December 31, 2023 and 2022, there was no impairment related to capitalized contract acquisition costs.

Customer Deposits

Customer deposits primarily relate to payments received from customers which could be refundable pursuant to the terms of the related arrangement. These amounts are included in accrued liabilities on the condensed consolidated balance sheets. Customer deposits were immaterial as of December 31, 2023 and September 30, 2023.

Standard payment terms to customers generally range from thirty to ninety days; however, payment terms and conditions in our customer contracts may vary. In some cases, customers prepay for subscription and services in advance of the delivery; in other cases, payment is due as services are performed or in arrears following the delivery.

Remaining Performance Obligations

Remaining performance obligations represent non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2023, the aggregate amount of the transaction price allocated to performance obligations either unsatisfied or partially unsatisfied was $349.4 million, 46% of which we expect to recognize as revenue over the next 12 months and the remainder thereafter.

3.     Leases

The Company leases facilities under noncancellable operating leases with lease terms between three years and eleven years. Certain leases include options to extend or terminate the lease. The Company factored into the determination of lease payments the options that it is reasonably certain to exercise.

Operating lease costs were $1.2 million and $1.3 million for the three months ended December 31, 2023, and 2022, respectively. Short-term lease costs, variable lease costs, and sublease income were immaterial for the three months ended December 31, 2023, and 2022.

Cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$1,236	$1,182
Operating lease ROU assets obtained in exchange for new operating lease liabilities	—	—

The weighted-average remaining lease term is 2.3 years and the weighted-average discount rate is 2.7% as of December 31, 2023.

Maturities of operating lease liabilities as of December 31, 2023 are as follows (in thousands):

Fiscal Year
Remaining fiscal 2024	$3,407
2025	4,278
2026	2,348
2027	276
2028 and thereafter	—
Total operating lease payments	10,309
Less imputed interest	315
Total operating lease liabilities	$9,994

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
The table below sets forth the Company’s marketable securities which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

					Reported as:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
As of December 31, 2023
Level 1:
Money market funds	$245,711	$—	$—	$245,711	$245,711
Total	$245,711	$—	$—	$245,711	$245,711

As of September 30, 2023
Level 1:
Money market funds	$243,251	$—	$—	$243,251	$243,251
Total	$243,251	$—	$—	$243,251	$243,251

The Company’s financial instruments not measured at fair value on a recurring basis include cash, funds held for customers, accounts receivable, accounts payable, customer funds payable, convertible senior notes and certain accrued liabilities. These financial instruments are reflected in the financial statements at cost and approximate their fair value due to their short-term nature.

See Note 7, Derivative Instruments and Hedging, for the fair value measurement of the Company’s derivative contracts and Note 8, Convertible Senior Notes, for the fair value measurement of the Company’s convertible senior notes.

5. Goodwill, and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at September 30, 2023	$65,665
Additions	—
Balance at December 31, 2023	$65,665

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Estimated	As of December 31, 2023
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-15	$52,109	$(29,424)	$22,685
Developed technology	5-6	22,333	(17,208)	5,125
Non-compete agreements	5	1,600	(960)	640
Trade name	3	850	(850)	—
Total		$76,892	$(48,442)	$28,450

	Estimated	As of September 30, 2023
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-15	$52,109	$(28,276)	$23,833
Developed technology	5-6	22,333	(16,781)	5,552
Non-compete agreements	5	1,600	(880)	720
Trade name	3	850	(779)	71
Total		$76,892	$(46,716)	$30,176

The Company recorded amortization expense related to acquired intangible assets of $1.7 million and $2.0 million for the three months ended December 31, 2023, and 2022, respectively.

Estimated future amortization expense for the intangible assets as of December 31, 2023 is as follows (in thousands):

Fiscal Year
Remaining fiscal 2024	$4,965
2025	6,620
2026	6,069
2027	2,266
2028	1,034
2029 and thereafter	7,496
Total future amortization	$28,450

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

The table below reconciles the cash and cash equivalents and funds held for customers as reported on the condensed consolidated balance sheets to the cash and cash equivalents on the condensed consolidated statements of cash flows (in thousands):

	As of December 31, 2023	As of September 30, 2023
Cash and cash equivalents	$303,375	$301,355
Funds held for customers	84	91
Total cash and cash equivalents	$303,459	$301,446

7.     Derivative Instruments and Hedging

The Company uses foreign currency forward contracts to hedge a portion of the forecasted foreign currency-denominated expenses incurred in the normal course of business. These contracts are designated as cash flows hedges. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign exchange rate movements. The Company does not use any of the derivative instruments for trading or speculative purposes. These contracts have maturities of 12 months or less. The Company records changes in the fair value of cash flow hedges in accumulated other comprehensive loss in the condensed consolidated balance sheets, until the forecasted transaction occurs, at which point, the related gain or loss on the cash flow hedge is reclassified to the financial statement line item to which the derivative relates. The amounts reclassified to expenses related to the hedged transactions were immaterial for the periods presented. The Company had no outstanding non-deliverable foreign currency forward contracts as of September 30, 2023 or December 31, 2023.

Notional Amounts of Derivative Contracts
Derivative transactions are measured in terms of the notional amount but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The Company had no outstanding non-deliverable foreign currency forward contracts as of December 31, 2023 and 2022.

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

As a result of the adoption of ASU 2020-06 on October 1, 2022, the Company no longer separately presents in equity an embedded conversion feature for such debt. Similarly, the debt discount, which was equal to the carrying value of the embedded conversion feature upon issuance, is no longer amortized into income as interest expense over the life of the instrument. For the impact of adoption see Note 1, The Company and Significant Accounting Policies and Estimates.

In March 2023, the Company issued $253.0 million aggregate principal amount of 2028 Notes in a private placement, including $33.0 million which represents the exercise in full of the initial purchasers’ option to purchase additional notes. The net proceeds from the issuance of the 2028 Notes was $245.5 million, net of initial purchasers’ discounts and debt issuance costs of $7.6 million. The Company used $165.2 million of the net proceeds from this issuance to repurchase approximately $138.0 million in aggregate principal amount of its 2025 Notes concurrently with the issuance. The repurchase of the 2025 Notes was accounted for as a debt extinguishment. The Company recorded a $29.5 million loss on extinguishment of debt on its consolidated statements of operations during the fiscal quarter ended March 31, 2023 which includes a write-off of related deferred issuance costs of $2.3 million. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2025 Notes was $34.5 million.

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

During the three months ended December 31, 2023, the conditions allowing holders of the Convertible Senior Notes to convert were not met. The Convertible Senior Notes were classified as long-term debt on the condensed consolidated balance sheets as of December 31, 2023.

In accordance with ASU 2020-06, the 2028 Notes are accounted for as a single liability.

The net carrying amounts of the liability for the 2025 Notes were as follows (in thousands):

	As of December 31, 2023	As of September 30, 2023
Principal amount	$34,530	$34,530
Unamortized issuance costs	(366)	(428)
Net carrying amount	$34,164	$34,102

The net carrying amounts of the liability for the 2028 Notes were as follows (in thousands):

	As of December 31, 2023	As of September 30, 2023
Principal amount	$253,000	$253,000
Unamortized issuance costs	(6,385)	(6,744)
Net carrying amount	$246,615	$246,256

The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Three Months Ended December 31,
	2023	2022
Coupon interest expense	$1,413	$1,132
Amortization of debt issuance costs	421	302
Total interest expense related to the Notes	$1,834	$1,434

The issuance costs related to the 2025 Notes and the 2028 Notes are being amortized to interest expense over the respective contractual term, at effective interest rates of 3.4% and 2.5%, respectively. As of December 31, 2023 unamortized debt issuance costs will be amortized over the remaining life of the 2025 Notes and the 2028 Notes which is approximately 17 months, and 51 months, respectively.

As of December 31, 2023, the total estimated fair value of the 2025 Notes and 2028 Notes was approximately $36.9 million, and $242.1 million, respectively. The fair value was determined based on the closing trading price per $100 of the applicable series of the Convertible Senior Notes as of the last day of trading for the period. The fair value of the Convertible Senior Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. The fair value of the Convertible Senior Notes is considered a Level 2 measurement as they are not actively traded.

9.     Stockholders’ Equity

The following tables present the changes in the components of stockholders’ equity (in thousands):

	Three Months Ended December 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2023	38,764	$6	$414,562	$(2,245)	$(296,860)	$115,463
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	268	—	—	—	—	—
Issuance of common stock upon ESPP purchase	—	—	—	—	—	—
Stock-based compensation	—	—	10,565	—	—	10,565
Other comprehensive income	—	—	—	113	—	113
Net loss	—	—	—	—	(1,798)	(1,798)
Balance at December 31, 2023	39,032	6	425,127	(2,132)	(298,658)	124,343

	Three Months Ended December 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2022	37,358	$6	$421,473	$(2,413)	$(284,445)	$134,621
Cumulative effect of ASU 2020-06 adoption	—	—	(55,227)	—	21,507	(33,720)
Balance at October 1, 2022	37,358	6	366,246	(2,413)	(262,938)	100,901
Issuance of common stock upon exercise of stock options	2	—	27	—	—	27
Issuance of common stock upon release of restricted stock units	374	—	—	—	—	—
Stock-based compensation	—	—	15,460	—	—	15,460
Other comprehensive loss	—	—	—	199	—	199
Net loss	—	—	—	—	(4,050)	(4,050)
Balance at December 31, 2022	37,734	$6	$381,733	$(2,214)	$(266,988)	$112,537

For the three months ended December 31, 2022, additional paid-in capital included $5.1 million, related to RSU grants for the portion of the bonus recorded as stock-based compensation for the year ended September 30, 2022.

10.     Stock-based Compensation

As of December 31, 2023, the Company had approximately 2.9 million shares available for future stock awards under its equity plans and any additional releases resulting from an over-achievement relating to performance-based restricted stock units.

The following table summarizes our RSU activity which includes performance-based RSUs under all equity plans for the three months ended December 31, 2023:

	Restricted Stock Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Balance at September 30, 2023	2,080	$36.29
Granted	1,652	23.72
Released	(268)	33.36
Forfeited	(118)	36.22
Balance at December 31, 2023	3,346	$30.32

Stock-based compensation recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended December 31,
	2023	2022
Cost of revenues
Subscription	$1,229	$1,337
Professional services	985	1,140
Total stock-based compensation in cost of revenues	2,214	2,477
Operating expenses
Research and development	1,719	1,821
Sales and marketing	2,561	2,388
General and administrative	4,071	3,718
Total stock-based compensation in operating expenses	8,351	7,927
Total stock-based compensation	$10,565	$10,404

11.     Income Taxes

The Company recorded income tax provisions of $0.7 million representing effective income tax rates of (66.8)% and for the three months ended December 31, 2023, and $0.4 million representing effective income tax rates of (11.9)% for the three months ended December 31, 2022. The income tax provision for the three months ended December 31, 2023 and 2022 was primarily related to foreign taxes on the Company’s profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the Acquisition.

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

12.     Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except per share data):

	Three Months Ended December 31,
	2023	2022
Numerator
Basic and diluted
Net loss attributable to common stockholders	$(1,798)	$(4,050)
Denominator
Basic and diluted
Weighted average shares used in computing net loss per share attributable to common stockholders	38,901	37,527
Net loss per share attributable to common stockholders:
Basic and diluted	(0.05)	(0.11)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share for the three months ended December 31, 2023 because their effect would have been an anti-dilutive are as follows (in thousands):

	As of December 31, 2023
	2023	2022
Stock options	—	2
Performance-based RSUs and RSUs	3,346	2,863
Shares issuable pursuant to the employee stock purchase plan	116	97
Convertible senior notes	—	5,176

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

Revenues

The Company disaggregates the revenues by geographic regions based on the bill to location of its customers. Revenues from customers outside of the United States were 5% of total revenues for the three months ended December 31, 2023, and 2022.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net, by geographic region (in thousands):

	As of December 31, 2023	As of September 30, 2023
United States	$515	$624
India	534	618
Total property and equipment, net	$1,049	$1,242

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Key Business Metrics

In addition to the measures of financial performance presented in our condensed consolidated financial statements, we use adjusted EBITDA, Software-as-a-service (“SaaS”) Annual Recurring Revenue (“SaaS ARR”) and Net Dollar Retention to establish budgets and operational goals and to evaluate and manage our business internally. We believe adjusted EBITDA, SaaS ARR and Net Dollar Retention provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results. For more information on Adjusted EBITDA, see “Adjusted EBITDA” below.

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

For the quarter ended December 31, 2023, SaaS ARR was $134.8 million, which reflects a 16% year-over-year increase from $115.8 million for the quarter ended December 31, 2022. SaaS Net Dollar Retention decreased to 115% for the 12 months ended December 31, 2023 from 134% for the 12 months ended December 31, 2022.

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

	Three Months Ended December 31,
	2023	2022

	(in thousands)
Revenues
Subscription	$47,655	$44,214
Professional services	15,836	14,940
Total revenues	63,491	59,154
Cost of revenues
Subscription	16,711	15,606
Professional services	11,158	10,665
Total cost of revenues	27,869	26,271
Gross profit	35,622	32,883
Operating expenses
Research and development	12,680	12,764
Sales and marketing	13,960	12,977
General and administrative	11,649	10,691
Total operating expenses	38,289	36,432
Loss from operations	(2,667)	(3,549)
Interest expense	1,834	1,434
Interest income	(3,540)	(1,300)
Other expenses (income), net	117	(65)
Loss before income taxes	(1,078)	(3,618)
Provision for income taxes	720	432
Net loss	$(1,798)	$(4,050)

Comparison of the Three Months Ended December 31, 2023 and 2022
Revenues

	Three Months Ended December 31,
	2023		2022
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$47,655	75%	$44,214	75%	$3,441	8%
Professional services	15,836	25%	14,940	25%	896	6%
Total revenues	$63,491	100%	$59,154	100%	$4,337	7%

Subscription

Subscription revenues increased by $3.4 million, or 8%, to $47.7 million for the three months ended December 31, 2023 from $44.2 million for the same period last year. The increase in our subscription revenues was due primarily to increased SaaS revenue relating to an increase in subscriptions for our cloud-based solutions, but partially offset by declines in maintenance revenue relating to our on-premise solutions. The increase in subscriptions for our cloud-based solutions is primarily due to more existing customers transitioning to SaaS solutions and the acquisition of new customers. We intend to continue to focus on growing our recurring revenue from SaaS subscriptions in future periods. While we expect our subscription revenues to increase for fiscal 2024, we expect maintenance revenue to continue to decline in fiscal 2024 as we continue to transition our business model from on-premise to SaaS.

Professional services
Professional services revenues increased by $0.9 million, or 6%, to $15.8 million for the three months ended December 31, 2023 from $14.9 million for the same period last year. The increase in our professional services revenue was primarily driven by the increase in number of professional service hours performed in the first quarter of fiscal year 2024.

Cost of Revenues

	Three Months Ended December 31,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$16,711	35%	$15,606	35%	$1,105	7%
Professional services	11,158	70%	10,665	71%	493	5%
Total cost of revenues	$27,869	44%	$26,271	44%	$1,598	6%

Subscription

Cost of subscription revenues increased by $1.1 million, or 7%, to $16.7 million during the three months ended December 31, 2023 from $15.6 million for the same period last year. The increase in cost of subscription primarily pertains to a $0.2 million increase in employee-related costs, a $0.9 million increase in outside service costs, and maintenance expenses. As a percentage of subscription revenues, cost of subscription revenues in the current quarter remained consistent with the same period last year.

Professional services
Cost of professional services revenues increased by $0.5 million, or 5%, to $11.2 million during the three months ended December 31, 2023 from $10.7 million for the same period last year. The increase in cost primarily pertains to a $0.3 million increase in employee-related costs and a $0.3 million increase in outside service costs, and partially offset by a $0.1 million decrease in maintenance expenses. As a percentage of professional services revenue, cost of professional services revenues decreased from 71% to 70%.

Operating Expenses

	Three Months Ended December 31,
	2023	2022	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$12,680	$12,764	$(84)	(1)%
Sales and marketing	13,960	12,977	983	8%
General and administrative	11,649	10,691	958	9%
Total operating expenses	$38,289	$36,432	$1,857	5%

Research and Development
Research and development expenses decreased by $0.1 million, or 1%, to $12.7 million during the three months ended December 31, 2023 from $12.8 million for the same period last year. The decrease in cost primarily pertains to a $0.5 million decreased in outside service costs and a $0.1 million decreased in other operating expenses, partially offset by a $0.5 million increase in employee-related costs compared to the same period last year.
Sales and Marketing
Sales and marketing expenses increased by $1.0 million, or 8%, to $14.0 million during the three months ended December 31, 2023 from $13.0 million for the same period last year. The increase was primarily due to a $1.2 million increase in employee-related costs primarily driven by an approximately 11% increase in average headcount, partially offset by a $0.3 million decrease in travel and entertainment expenses.
General and Administrative
General and administrative expenses increased by $1.0 million, or 9%, to $11.6 million during the three months ended December 31, 2023 from $10.7 million for the same period last year. The increase was primarily due to a $0.6 million increase in employee-related costs and a $0.7 million increase in outside service costs, partially offset by a $0.2 million decrease in office and other operating expenses compared to the same period last year.

Interest and Other (Income) Expense

	Three Months Ended December 31,
	2023	2022	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense	$1,834	$1,434	$400	28%
Interest income	$(3,540)	(1,300)	$(2,240)	172%
Other expense (income), net	$117	$(65)	$182	(280)%

Interest expense increased by $0.4 million to $1.8 million during the three months ended December 31, 2023, from $1.4 million for the same period last year. The increase was primarily driven by a $0.3 million increase in interest expense and $0.1 million increase in amortization expenses of debt issuance costs on account of issuance of the 2028 Notes in March 2023.

Interest income increased by $2.2 million to $3.5 million during the three months ended December 31, 2023, from $1.3 million for the same period last year. The increase was primarily due to increased marketable securities portfolio and higher interest rate in the fiscal year 2024 compared to the fiscal year 2023.

The change in other expense (income), net, was primarily due to foreign currency fluctuations.

Provision for Income Taxes

	Three Months Ended December 31,
	2023	2022	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for income taxes	$720	$432	$288	67%

The income tax provision for the three months ended December 31, 2023 and 2022 was primarily related to foreign taxes on our profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the acquisition.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $303.4 million. Based on our future expectations, including the potential ability to raise cash through additional financing, and historical usage, we believe our current cash and cash equivalents are sufficient to meet our operating needs including principal payments related to our debt for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts, expansion of our business and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock and terms of any debt could impose restrictions on our operations. The sale of additional equity or additional convertible debt securities could result in more dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in, or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. As market conditions warrant, we may, from time to time, repurchase our outstanding debt securities in the open market, in privately negotiated transactions, by tender offer, by exchange transaction or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material.

Cash Flows

	Three Months Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$2,105	$(18,292)
Cash flows used in investing activities	(99)	(26)
Cash flows used in financing activities	(7)	(442)

Operating Activities
Cash provided by operating activities is primarily influenced by the sales of our products, our personnel-related expenditures, our facility related costs and the amount and timing of customer payments. Our largest source of operating cash inflow is cash collections from our customers from the sale of subscriptions and professional services.
Net cash provided by operating activities during the three months ended December 31, 2023 was primarily the result of a net loss of $1.8 million, adjusted for non-cash charges of $14.4 million and net cash inflows of $10.5 million from changes in operating assets and liabilities. Non-cash expenses consisted primarily of stock-based compensation of $10.6 million, depreciation and amortization of $2.0 million, amortization of debt issuance costs of $0.4 million, and amortization of capitalized contract acquisition costs of $1.3 million. The net change in operating assets and liabilities primarily reflects an outflow from accounts receivable of $21.3 million due to timing of billing and cash collection, accrued employee compensation of $2.6 million, the changes in other current and long-term liabilities of $3.6 million, accounts payable of $0.4 million, partially offset by inflow from deferred revenue of $12.3 million caused by timing of billing, and prepaid expenses and other assets of $5.1 million.
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

Investing Activities

Net cash used in investing activities for the three months ended December 31, 2023 and 2022 was related to purchases of property and equipment.

Financing Activities
Net cash used in financing activities for the three months ended December 31, 2023 was primarily due to decrease in funds held for customers.
Net cash provided by financing activities for the three months ended December 31, 2022 resulted from the increase in funds held for customers partially offset by cash received from stock option exercises.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our most recent Annual Report filed on Form 10-K for the fiscal year ended September 30, 2023.

New Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The Company adopted this ASU on October 1, 2022 on a modified retrospective basis. As a result, the Company no longer separately presents in equity an embedded conversion feature for such debt. Similarly, the discount is no longer amortized into income as interest expense over the life of the instrument. For the impact of adoption see Note 1 to the Condensed Consolidated Financial Statements.

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We define adjusted EBITDA as net loss before items discussed below, including stock-based compensation expense, depreciation and amortization, interest expense, interest income, other income (expenses), net, and provision for income taxes. We believe adjusted EBITDA provides investors with consistency and comparability with our past financial performance and facilitates period-to-period comparisons of our operating results and our competitors’ operating results. We also use this measure internally to establish budgets and operational goals to manage our business and evaluate our performance.

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

•adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of interest expense, interest income, and other income and expense; and
•other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following tables provide a reconciliation of adjusted EBITDA to net loss (in thousands):

	Three Months Ended December 31,
	2023	2022
Reconciliation of Adjusted EBITDA
Net loss	$(1,798)	$(4,050)
Adjustments
Stock-based compensation expense	10,565	10,404
Depreciation and amortization	1,960	2,273
Interest expense	1,834	1,434
Interest income	(3,540)	(1,300)
Other expenses (income), net	117	(65)
Provision for income taxes	720	432
Adjusted EBITDA	$9,858	$9,128

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our exposure to market risks from that discussed in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2023.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of December 31, 2023, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events.

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
We have incurred net losses of $1.8 million and $4.1 million for the three months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $298.7 million. Our expenses may increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology industry. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure investors that we will obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.
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
Our cloud-based strategy also requires a considerable investment of technical, financial, legal and sales resources, and a scalable organization. Market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, scalability, customization, performance, current license terms, customer preference, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and cybersecurity and the enactment of restrictive laws or regulations. Whether our business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, renewal rates, channel acceptance, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such solutions that address customer requirements, tax and accounting implications, pricing and our costs. In addition, the metrics we use to gauge the status of our business may evolve over the course of the transition as significant trends emerge.
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
Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future, especially for cross-border data transfers involving personal data. For example, the Court of Justice of the European Union (“ECJ”) ruled on July 16, 2020, the U.S.-E.U. Privacy Shield as an invalid mechanism for managing personal data transfers between the European Union (“E.U.”) and the United States (and other countries). Shortly thereafter, the European Commission finalized new versions of the Standard Contractual Clauses, now in effect as of June 27, 2021, to provide a safeguard mechanism to manage personal data transfers to jurisdictions (such as the United States) that the European Commission does not recognize as not offering an adequate level of data protection. To comply with these new, or subsequently later modified, Standard Contractual Clauses, we may need to implement additional safeguards to further enhance the security of personal data transferred out of the European Economic Area (“EEA”), the United Kingdom, or Switzerland, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. We rely on a mixture of approved safeguard mechanisms (such as the Standard Contractual Clauses) to transfer personal data from our E.U. businesses to the U.S. and continue to evaluate what additional mechanisms may be required to establish adequate safeguards for cross-border personal data transfers. For example, due to the recent European Commission’s July 10, 2023 adoption of an adequacy decision for the E.U.-U.S. Data Privacy Framework (a cooperative effort between U.S. and European officials to overcome the security issues raised by the E.U.-U.S. Privacy Shield regarding personal transfers from the E.U. to the United States), we have self-certified to comply with the E.U. – U.S. and the UK Extension to the E.U. – U.S. Data Privacy Framework as a mechanism to legally facilitate personal data transfers from the E.U. and the U.K. to the U.S. This new Data Privacy Framework could be subject to legal challenge in front of the ECJ. While we don’t anticipate any immediate changes in our current operations, we will observe how legal challenges may shape this framework and how it may affect cross-border personal data flows between the E.U. and the U.S. and the U.K, which could prompt changes to our current operations.

Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including but not limited to, the European General Data Protection Regulation (GDPR), which imposes additional obligations and risks upon our business. Notably, the U.K. implemented the Data Protection Act, effective May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for how GDPR is applied in the U.K. These developments in the European Union could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. From the beginning of 2021 (when the transitional period following Brexit expired), we have to continue to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the U.K. and the E.U. remains uncertain, for example how data transfers between the U.K. and the E.U. and other jurisdictions will be treated and the role of the U.K.’s supervisory authority. For example, on June 28, 2021, the European Commission adopted the adequacy decision (“U.K. Adequacy Decision”) in the wake of a non-binding vote by the European Parliament against the then-draft U.K. Adequacy Decision the month prior. Consequently, personal data can continue to flow from the EEA to the U.K. without the need for appropriate safeguards. The U.K. Adequacy Decision includes a “sunset clause”, rendering the decision valid for four years only, after which it will be reviewed by the European Commission and renewed only if the European Commission considers that the U.K. continues to ensure an adequate level of data protection. The European Commission also stated that it would intervene at any point within the four years if the U.K. deviates from the level of protection presently in place. If this adequacy decision is reversed by the European Commission, it would require that companies implement protection measures such as the Standard Contractual Clauses for data transfers between the E.U. and the U.K. As described above, in October 2023, a U.K. extension to the E.U. – U.S. Data Privacy Framework (the U.K. – U.S. Data Bridge) was adopted enabling the transfer of personal data between the UK and U.S. entities without the need for additional safeguards, but this U.K. – U.S. Data Bridge will likely be subject to legal challenge and potentially invalidated. These changes could lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to make further significant changes in our business operations as regulatory guidance changes, all of which may adversely affect our revenue and our business overall. Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.

Along with the factors describe above in Europe, federal, U.S. state or foreign government bodies or agencies have in the past, and may in the future, adopt laws and regulations affecting data privacy, and these laws may be interpreted and applied in a manner that is inconsistent with each other. This may include evolving and changing definitions of personal data and personal information within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information that may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. For example, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), expanded the rights of California consumers and obligations of covered businesses to honor such rights. The CPRA requires covered businesses to, among other things, provide disclosures regarding the businesses’ data collection and use practices, and affords Californians privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CPRA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Potential uncertainty surrounding new regulations promulgated by the California Privacy Protection Agency, the newly created agency under the CPRA charged with CCPA/CPRA rule-making and enforcement, may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, and the results of our operations or prospects. Following California’s lead, several other states enacted privacy laws that took effect in 2023: the Colorado Privacy Act, the Connecticut Personal Data Privacy and Online Monitoring Act, the Utah Consumer Privacy Act, and the Virginia Consumer Data Protection Act. Additional state privacy laws have been enacted and are set to take effect between 2024 and 2026: the Florida Digital Bill of Rights (July 1, 2024), Oregon’s protections for the personal data of consumer enacted through SB 619 (July 1, 2024), the Texas Data Privacy and Security Act (July 1, 2024), Montana’s Consumer Data Privacy Act (October 1, 2024), the Delaware Personal Data Privacy Act (January 1, 2025), Iowa’s Consumer Data Protection Act (January 1, 2025), the New Jersey Senate Bill 332 (January 15, 2025), the Tennessee Information Protection Act (July 1, 2025) and the Indiana Consumer Data Protection Act (January 1, 2026). Compliance with new privacy legislation adds complexity and may require investment in additional resources for compliance programs, thus potentially result in additional costs and expense of resources to maintain compliance.

Industry organizations also regularly adopt and advocate for new standards in this area. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually applies to us, or we may elect to comply with these standards under industry norms.

Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations and policies, could result in us being subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, fines, penalties or severe sanctions, all of which may have a material and adverse impact on our business, operating results, reputation, and financial condition. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our solutions. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our solutions, particularly in foreign countries. If we are not able to adjust to changing laws, regulations and standards related to privacy or security, our business may be harmed.

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
Our solutions are used by our customers to manage and store personally identifiable information, proprietary information and sensitive or confidential data relating to their business. Although we maintain security features in our solutions, our security measures may not detect or prevent hacker interceptions, phishing or break-ins, security breaches, the introduction of viruses or malicious code, such as “ransomware,” attacks utilizing artificial intelligence and machine learning and other disruptions that may jeopardize the security of information stored in and transmitted by our solutions. Cyberattacks and other malicious Internet-based activity continue to increase generally and may be directed at either the solution used by our customers or our corporate information technology software and infrastructure.

Because techniques used to obtain unauthorized access, exploit vulnerabilities or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques, patch vulnerabilities, or implement adequate preventative measures. Certain of our customers may have a greater sensitivity to security defects or breaches in our software than to defects in other, less critical, software solutions. Any actual or perceived security breach or theft of the business-critical data of one or more of our customers, regardless of whether the breach is attributable to the failure of our software or solutions, may adversely affect the market’s perception of our solutions. Additionally, the SEC also adopted a new cybersecurity rule requiring companies subject to SEC reporting requirements to formally report material cyber security incidents, where failure to report may result in the SEC imposing injunctions, fines and other penalties. There can be no assurance that limitation of liability, indemnification or other protective provisions in our contracts would be applicable, enforceable or adequate in connection with a security breach, or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions, including cybersecurity incidents, will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. One or more large claims may be asserted against us that exceed our available insurance coverage, or changes in our insurance policies may occur, including premium increases or the imposition of large deductible or co-insurance requirements.

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
We currently operate our cloud-based solutions primarily through third-party data centers, and cloud service providers. We do not control the operation of these facilities. These facilities and third parties are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures, global epidemics, pandemics, or contagious diseases, geopolitical turmoil and similar events, such as the wars in Ukraine and Israel. They are also subject to cybersecurity attacks, break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions, which would have a serious adverse impact on our business. Additionally, our data center agreements are of limited duration, subject to early termination rights in certain circumstances, may include inadequate indemnification and liability provisions, and the providers of our data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all.
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
As of December 31, 2023, the outstanding aggregate principal amount of the 2025 Notes and the 2028 Notes were $34.5 million, and $253 million, respectively. We may also incur additional indebtedness in the future to meet future financing needs. Our current indebtedness and any future occurrence of additional significant indebtedness could have adverse consequences, including the following:
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

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications
On December 13, 2023, Manisha Gulati, a member of our Board of Directors, entered into a 10b5‑1 sales plan (the “Gulati 10b5‑1 Plan”) intended to satisfy the affirmative defense of Rule 10b5‑1(c) under the Exchange Act. The Gulati 10b5‑1 Plan will be in effect from March 13, 2024 to February 14, 2025, under which up to a maximum of 2,514 shares of the Company’s common stock can be sold.
On December 14, 2023, Tim Adams, a member of our Board of Directors, entered into a 10b5‑1 sales plan (the “Adams 10b5‑1 Plan”) intended to satisfy the affirmative defense of Rule 10b5‑1(c) under the Exchange Act. The Adams 10b5‑1 Plan will be in effect from March 14, 2024 to March 23, 2025, under which up to a maximum of 7,006 shares of the Company’s common stock can be sold.
On December 14, 2023, Kim DeCarlis, a member of our Board of Directors, entered into a 10b5‑1 sales plan (the “DeCarlis 10b5‑1 Plan”) intended to satisfy the affirmative defense of Rule 10b5‑1(c) under the Exchange Act. The DeCarlis 10b5‑1 Plan will be in effect starting March 14, 2024 until the earlier of (1) December 16, 2024 and (2) the date on which an aggregate of 2,000 shares of the Company’s common stock have been sold under the DeCarlis 10b5‑1 Plan.
On December 14, 2023, John Ederer, our Chief Financial Officer, entered into a 10b5‑1 sales plan (the “Ederer 10b5‑1 Plan”) intended to satisfy the affirmative defense of Rule 10b5‑1(c) under the Exchange Act. The Ederer 10b5‑1 Plan will be in effect from March 14, 2024 to December 31, 2024, under which up to a maximum of 15,033 shares of the Company’s common stock can be sold.
On December 14, 2023, Chris Lyon, our Chief Revenue Officer, entered into a 10b5‑1 sales plan (the “Lyon 10b5‑1 Plan”) intended to satisfy the affirmative defense of Rule 10b5‑1(c) under the Exchange Act. The Lyon 10b5‑1 Plan will be in effect from March 14, 2024 to February 28, 2025, under which up to a maximum of 66,1641,2 shares of the Company’s common stock can be sold.
On December 14, 2023, Laura Selig, our Chief People Officer, entered into a 10b5‑1 sales plan (the “Selig 10b5‑1 Plan”) intended to satisfy the affirmative defense of Rule 10b5‑1(c) under the Exchange Act. The Selig 10b5‑1 Plan will be in effect from March 14, 2024 to December 31, 2024, under which up to a maximum of 18,9441,2 shares of the Company’s common stock can be sold.
Each 10b5-1 plan included a representation from the respective director or officer to the broker administering the plan that such director or officer was not in possession of any material nonpublic information regarding the Company or the securities subject to the plan. A similar representation was made to the Company in a certification provided to us in connection with the adoption of the plan under the Company’s insider trading policy. Those representations were made as of the date of adoption of the 10b5-1 plan or the certification, as applicable, and speak only as of those dates. In making those representations, there is no assurance with respect to any material nonpublic information of which such director or officer was unaware, or with respect to any material nonpublic information acquired by such director or officer or the Company after the applicable date of the representation.
1 Assumes 45% of vested shares will be withheld to satisfy federal and state tax withholding obligations arising from the vesting of such shares.
2 The actual number of shares sold will depend on the vesting, if applicable, of certain performance-based restricted stock units, which are subject to the achievement of certain performance criteria.

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
Date: February 6, 2024

MODEL N INC.

By:	/s/ John Ederer
John Ederer
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)