Form 10-Q
period 2024-03-31
MODEL N, INC.
filed 2024-05-07
CIK 1118417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
As of April 26, 2024, the registrant had 39,422,997 shares of common stock outstanding.
1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
MODEL N, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	As of March 31, 2024	As of September 30, 2023
Assets
Current assets
Cash and cash equivalents	$334,559	$301,355
Funds held for customers	86	91
Accounts receivable, net of allowance for credit losses of $516 as of March 31, 2024, and $496 as of September 30, 2023	79,260	61,761
Prepaid expenses	4,610	5,922
Other current assets	8,462	14,777
Total current assets	426,977	383,906
Property and equipment, net	1,125	1,242
Operating lease right-of-use assets	7,707	9,885
Goodwill	65,665	65,665
Intangible assets, net	26,795	30,176
Other assets	10,131	9,221
Total assets	$538,400	$500,095
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,483	$3,888
Customer funds payable	86	91
Accrued employee compensation	14,257	14,645
Accrued liabilities	5,485	8,700
Operating lease liabilities, current portion	4,151	4,408
Deferred revenue, current portion	82,074	61,745
Total current liabilities	110,536	93,477
Long term debt	281,203	280,358
Operating lease liabilities, less current portion	4,705	6,755
Other long-term liabilities	4,933	4,042
Total liabilities	401,377	384,632
Commitments and contingencies
Stockholders’ equity
Common Stock, $0.00015 par value; 200,000 shares authorized; 39,423 and 38,764 shares issued and outstanding at March 31, 2024, and September 30, 2023, respectively	6	6
Preferred Stock, $0.00015 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	439,297	414,562
Accumulated other comprehensive loss	(2,235)	(2,245)
Accumulated deficit	(300,045)	(296,860)
Total stockholders’ equity	137,023	115,463
Total liabilities and stockholders’ equity	$538,400	$500,095
The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenues
Subscription	$49,182	$44,925	$96,837	$89,139
Professional services	15,929	17,679	31,765	32,619
Total revenues	65,111	62,604	128,602	121,758
Cost of revenues
Subscription	16,833	16,121	33,544	31,727
Professional services	11,040	11,499	22,198	22,164
Total cost of revenues	27,873	27,620	55,742	53,891
Gross profit	37,238	34,984	72,860	67,867
Operating expenses
Research and development	12,588	12,403	25,268	25,167
Sales and marketing	15,157	14,222	29,117	27,199
General and administrative	12,118	11,481	23,767	22,172
Total operating expenses	39,863	38,106	78,152	74,538
Loss from operations	(2,625)	(3,122)	(5,292)	(6,671)
Interest expense	1,836	1,508	3,670	2,942
Loss on extinguishment of debt	—	29,493	—	29,493
Interest income	$(3,842)	(1,789)	(7,382)	(3,089)
Other expenses (income), net	(10)	83	107	18
Loss before income taxes	(609)	(32,417)	(1,687)	(36,035)
Provision for income taxes	778	902	1,498	1,334
Net loss	$(1,387)	$(33,319)	$(3,185)	$(37,369)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.04)	$(0.88)	$(0.08)	$(0.99)
Weighted average number of shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	39,225	37,917	39,062	37,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net loss	$(1,387)	$(33,319)	$(3,185)	$(37,369)
Other comprehensive gain (loss), net of tax
Change in unrealized gain on cash flow hedges	—	—	—	239
Change in unrealized gain on investments	—	(18)	—	8
Change in foreign currency translation gain (loss)	(103)	72	10	6
Total comprehensive loss	$(1,490)	$(33,265)	$(3,175)	$(37,116)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODEL N, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,185)	$(37,369)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,816	4,262
Stock-based compensation	22,187	20,767
Amortization of debt issuance costs	845	629
Loss on extinguishment of debt	—	29,493
Deferred income taxes	249	(156)
Amortization of capitalized contract acquisition costs	2,642	2,416
Other non-cash charges	(4)	1,077
Changes in assets and liabilities, net of acquisition
Accounts receivable	(17,519)	(27,963)
Prepaid expenses and other assets	6,325	8,471
Accounts payable	582	(1,300)
Accrued employee compensation	(390)	(9,890)
Other current and long-term liabilities	(5,051)	(5,150)
Deferred revenue	20,493	8,563
Net cash provided by (used in) operating activities	30,990	(6,150)
Cash flows from investing activities:
Purchases of property and equipment	(339)	(106)
Net cash used in investing activities	(339)	(106)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	2,548	2,555
Proceeds from issuance of 2028 Notes	—	253,000
Payment of debt issuance cost for Notes 2028	—	(6,958)
Repayments of 2025 Notes	—	(165,210)
Net changes in customer funds payable	(5)	(374)
Net cash provided by financing activities	2,543	83,013
Effect of exchange rate changes on cash and cash equivalents	5	(12)
Net increase in cash and cash equivalents	33,199	76,745
Cash and cash equivalents
Beginning of period	301,446	194,127
End of period	$334,645	$270,872

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

In the opinion of management, the unaudited interim consolidated financial statements include all the normal recurring adjustments necessary to present fairly our condensed consolidated financial statements. The results of operations for the six months ended March 31, 2024 are not necessarily indicative of the operating results for the full fiscal year 2024 or any future periods.

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
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. We are currently evaluating the impact of the adoption of this standard.

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

Disaggregation of Revenues

See Note 14, Geographic Information, for information on revenue by geography.

Customer Contract Balances

The following table reflects contract balances related to contracts with customers (in thousands):

	As of March 31, 2024	As of September 30, 2023
Accounts receivable, net	$51,779	$46,314
Unbilled accounts receivable, net	27,481	15,447
Total accounts receivable, net	$79,260	$61,761
Contract asset	$2,440	$9,294
Deferred revenue	$82,691	$62,198
Capitalized contract acquisition costs	$12,955	$11,803

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

The non-current portion of deferred revenue is included in other long-term liabilities in the condensed consolidated balance sheets. During the three and six months ended March 31, 2024, the Company recognized revenue of $31.9 million and $46.7 million, respectively, that was included in the deferred revenue balances at the beginning of the periods. During the three and six months ended March 31, 2023, the Company recognized revenue of $28.4 million and $45.8 million, respectively, that was included in the deferred revenue balances at the beginning of the periods.

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
As of March 31, 2024, the current and non-current portions of capitalized contract acquisition costs were $4.7 million and $8.3 million, respectively. As of September 30, 2023, the current and non-current portions of capitalized contract acquisition costs were $4.5 million and $7.3 million, respectively. The Company amortized $1.4 million and $2.6 million of contract acquisition costs during the three and six months ended March 31, 2024, respectively. The Company amortized $1.2 million and $2.4 million of contract acquisition costs during the three and six months ended March 31, 2023, respectively.

For the three and six months ended March 31, 2024 and 2023, there was no impairment related to capitalized contract acquisition costs.

Customer Deposits

Customer deposits primarily relate to payments received from customers which could be refundable pursuant to the terms of the related arrangement. These amounts are included in accrued liabilities on the condensed consolidated balance sheets. Customer deposits were immaterial as of March 31, 2024 and September 30, 2023.

Standard payment terms to customers generally range from thirty to ninety days; however, payment terms and conditions in our customer contracts may vary. In some cases, customers prepay for subscription and services in advance of the delivery; in other cases, payment is due as services are performed or in arrears following the delivery.

Remaining Performance Obligations

Remaining performance obligations represent non-cancelable contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2024, the aggregate amount of the transaction price allocated to performance obligations either unsatisfied or partially unsatisfied was $367.9 million, 46% of which we expect to recognize as revenue over the next 12 months, 44% between months 13 and 36 and the remainder 10% after the month 36.

We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates largely due to timing of contract renewals and modification.

3.     Leases

The Company leases facilities under noncancellable operating leases with lease terms between three years and eleven years. Certain leases include options to extend or terminate the lease. The Company factored into the determination of lease payments the options that it is reasonably certain to exercise.

Operating lease costs were $1.2 million and $2.4 million for the three and six months ended March 31, 2024, respectively, and $1.2 million and $2.5 million for the three and six months ended March 31, 2023, respectively. Short-term lease costs, variable lease costs, and sublease income were immaterial for the three and six months ended March 31, 2024, and 2023.

Cash flow information related to operating leases is as follows (in thousands):

	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$2,433	$2,393
Operating lease ROU assets obtained in exchange for new operating lease liabilities	—	—

The weighted-average remaining lease term is 2.1 years and the weighted-average discount rate is 2.7% as of March 31, 2024.

Maturities of operating lease liabilities as of March 31, 2024 are as follows (in thousands):

Fiscal Year
Remaining fiscal 2024	$2,210
2025	4,276
2026	2,347
2027	276
2028 and thereafter	—
Total operating lease payments	9,109
Less imputed interest	253
Total operating lease liabilities	$8,856

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
The table below sets forth the Company’s marketable securities which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

					Reported as:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
As of March 31, 2024
Level 1:
Money market funds	$289,502	$—	$—	$289,502	$289,502
Total	$289,502	$—	$—	$289,502	$289,502

As of September 30, 2023
Level 1:
Money market funds	$243,251	$—	$—	$243,251	$243,251
Total	$243,251	$—	$—	$243,251	$243,251

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

5. Goodwill, and Intangible Assets

Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at September 30, 2023	$65,665
Additions	—
Balance at March 31, 2024	$65,665

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Estimated	As of March 31, 2024
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-15	$52,109	$(30,572)	$21,537
Developed technology	5-6	22,333	(17,635)	4,698
Non-compete agreements	5	1,600	(1,040)	560
Trade name	3	850	(850)	—
Total		$76,892	$(50,097)	$26,795

	Estimated	As of September 30, 2023
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Customer relationships	3-15	$52,109	$(28,276)	$23,833
Developed technology	5-6	22,333	(16,781)	5,552
Non-compete agreements	5	1,600	(880)	720
Trade name	3	850	(779)	71
Total		$76,892	$(46,716)	$30,176

The Company recorded amortization expense related to acquired intangible assets of $1.7 million and $3.4 million for the three and six months ended March 31, 2024, respectively, and $1.7 million and $3.7 million for the three and six months ended March 31, 2023, respectively.

Estimated future amortization expense for the intangible assets as of March 31, 2024 is as follows (in thousands):

Fiscal Year
Remaining fiscal 2024	$3,310
2025	6,620
2026	6,069
2027	2,266
2028	1,034
2029 and thereafter	7,496
Total future amortization	$26,795

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

The table below reconciles the cash and cash equivalents and funds held for customers as reported on the condensed consolidated balance sheets to the cash and cash equivalents on the condensed consolidated statements of cash flows (in thousands):

	As of March 31, 2024	As of September 30, 2023
Cash and cash equivalents	$334,559	$301,355
Funds held for customers	86	91
Total cash and cash equivalents	$334,645	$301,446

7.     Derivative Instruments and Hedging

The Company uses foreign currency forward contracts to hedge a portion of the forecasted foreign currency-denominated expenses incurred in the normal course of business. These contracts are designated as cash flows hedges. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign exchange rate movements. The Company does not use any of the derivative instruments for trading or speculative purposes. These contracts have maturities of 12 months or less. The Company records changes in the fair value of cash flow hedges in accumulated other comprehensive loss in the condensed consolidated balance sheets, until the forecasted transaction occurs, at which point, the related gain or loss on the cash flow hedge is reclassified to the financial statement line item to which the derivative relates. The amounts reclassified to expenses related to the hedged transactions were immaterial for the periods presented. The Company had no outstanding non-deliverable foreign currency forward contracts as of September 30, 2023 or March 31, 2024.

Notional Amounts of Derivative Contracts
Derivative transactions are measured in terms of the notional amount but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The Company had no outstanding non-deliverable foreign currency forward contracts as of March 31, 2024 and 2023.

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

During the three months ended March 31, 2024, the conditions allowing holders of the Convertible Senior Notes to convert were not met. The Convertible Senior Notes were classified as long-term debt on the condensed consolidated balance sheets as of March 31, 2024.

In accordance with ASU 2020-06, the 2028 Notes are accounted for as a single liability.

The net carrying amounts of the liability for the 2025 Notes were as follows (in thousands):

	As of March 31, 2024	As of September 30, 2023
Principal amount	$34,530	$34,530
Unamortized issuance costs	(303)	(428)
Net carrying amount	$34,227	$34,102

The net carrying amounts of the liability for the 2028 Notes were as follows (in thousands):

	As of March 31, 2024	As of September 30, 2023
Principal amount	$253,000	$253,000
Unamortized issuance costs	(6,024)	(6,744)
Net carrying amount	$246,976	$246,256

The following table sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Coupon interest expense	$1,412	$1,181	$2,825	$2,313
Amortization of debt issuance costs	424	327	845	629
Total interest expense related to the Notes	$1,836	$1,508	$3,670	$2,942

The issuance costs related to the 2025 Notes and the 2028 Notes are being amortized to interest expense over the respective contractual term, at effective interest rates of 3.4% and 2.5%, respectively. As of March 31, 2024 unamortized debt issuance costs will be amortized over the remaining life of the 2025 Notes and the 2028 Notes which is approximately 14 months, and 48 months, respectively.

As of March 31, 2024, the total estimated fair value of the 2025 Notes and 2028 Notes was approximately $38.1 million, and $242.8 million, respectively. The fair value was determined based on the closing trading price per $100 of the applicable series of the Convertible Senior Notes as of the last day of trading for the period. The fair value of the Convertible Senior Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. The fair value of the Convertible Senior Notes is considered a Level 2 measurement as they are not actively traded.

9.     Stockholders’ Equity

The following tables present the changes in the components of stockholders’ equity (in thousands):

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	39,032	$6	$425,127	$(2,132)	$(298,658)	$124,343
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	275	—	—	—	—	—
Issuance of common stock upon ESPP purchase	116	—	2,548	—	—	2,548
Stock-based compensation	—	—	11,622	—	—	11,622
Other comprehensive income	—	—	—	(103)	—	(103)
Net loss	—	—	—	—	(1,387)	(1,387)
Balance at March 31, 2024	39,423	$6	$439,297	$(2,235)	$(300,045)	$137,023

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	37,734	$6	$381,733	$(2,214)	$(266,988)	$112,537
Issuance of common stock upon exercise of stock options	2	—	27	—	—	27
Issuance of common stock upon release of restricted stock units	274	—	—	—	—	—
Issuance of common stock upon ESPP purchase	96	—	2,500	—	—	2,500
Stock-based compensation	—	—	10,362	—	—	10,362
Other comprehensive loss	—	—	—	54	—	54
Net loss	—	—	—	—	(33,319)	(33,319)
Balance at March 31, 2023	38,106	$6	$394,622	$(2,160)	$(300,307)	$92,161

	Six Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2023	38,764	$6	$414,562	$(2,245)	$(296,860)	$115,463
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	543	—	—	—	—	—
Issuance of common stock upon ESPP purchase	116	—	2,548	—	—	2,548
Stock-based compensation	—	—	22,187	—	—	22,187
Other comprehensive income	—	—	—	10	—	10
Net loss	—	—	—	—	(3,185)	(3,185)
Balance at March 31, 2024	39,423	$6	$439,297	$(2,235)	$(300,045)	$137,023

	Six Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2022	37,358	$6	$421,473	$(2,413)	$(284,445)	$134,621
Cumulative effect of ASU 2020-06 adoption	—	—	(55,227)	—	21,507	(33,720)
Balance at October 1, 2022	37,358	6	366,246	(2,413)	(262,938)	100,901
Issuance of common stock upon exercise of stock options	4	—	54	—	—	54
Issuance of common stock upon release of restricted stock units	648	—	—	—	—	—
Issuance of common stock upon ESPP purchase	96	—	2,500	—	—	2,500
Stock-based compensation	—	—	25,822	—	—	25,822
Other comprehensive loss	—	—	—	253	—	253
Net loss	—	—	—	—	(37,369)	(37,369)
Balance at March 31, 2023	38,106	$6	$394,622	$(2,160)	$(300,307)	$92,161

For the six months ended March 31, 2023, additional paid-in capital included $5.1 million, related to RSU grants for the portion of the bonus recorded as stock-based compensation for the year ended September 30, 2022.

10.     Stock-based Compensation

As of March 31, 2024, the Company had approximately 2.9 million shares available for future stock awards under its equity plans and any additional releases resulting from an over-achievement relating to performance-based restricted stock units.

The following table summarizes our RSU activity which includes performance-based RSUs under all equity plans for the six months ended March 31, 2024:

	Restricted Stock Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value
Balance at September 30, 2023	2,080	$36.29
Granted	1,732	23.86
Released	(543)	35.72
Forfeited	(258)	37.64
Balance at March 31, 2024	3,011	$29.13

Stock-based compensation recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Cost of revenues
Subscription	$1,208	$1,307	$2,443	$2,644
Professional services	967	1,063	1,947	2,203
Total stock-based compensation in cost of revenues	2,175	2,370	4,390	4,847
Operating expenses
Research and development	1,818	1,831	3,537	3,653
Sales and marketing	3,209	2,561	5,770	4,949
General and administrative	4,420	3,600	8,490	7,318
Total stock-based compensation in operating expenses	9,447	7,992	17,797	15,920
Total stock-based compensation	$11,622	$10,362	$22,187	$20,767

11.     Income Taxes

The Company recorded income tax provisions of $0.8 million and $1.5 million representing effective income tax rates of (127.8)% and (88.8)% for the three and six months ended March 31, 2024, respectively, and $0.9 million and $1.3 million representing effective income tax rates of (2.8)% and (3.7)% for the three and six months ended March 31, 2023, respectively. The income tax provision for the three and six months ended March 31, 2024, and 2023 was primarily related to foreign taxes on the Company’s profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the Acquisition.

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

12.     Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Numerator
Basic and diluted
Net loss attributable to common stockholders	$(1,387)	$(33,319)	$(3,185)	$(37,369)
Denominator
Basic and diluted
Weighted average shares used in computing net loss per share attributable to common stockholders	39,225	37,917	39,062	37,719
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.04)	(0.88)	$(0.08)	$(0.99)

Potentially dilutive securities that were not included in the calculation of diluted net loss per share for the six months ended March 31, 2024 because their effect would have been an anti-dilutive are as follows (in thousands):

	As of March 31, 2024
	2024	2023
Stock options	—	1
Performance-based RSUs and RSUs	3,011	2,658
Shares issuable pursuant to the employee stock purchase plan	84	74
Convertible senior notes	—	4

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

Revenues

The Company disaggregates the revenues by geographic regions based on the bill to location of its customers. Revenues from customers outside of the United States were 5% and 5% of total revenues for the three and six months ended March 31, 2024, and 2023.

Long-Lived Assets

The following table sets forth the Company’s property and equipment, net, by geographic region (in thousands):

	As of March 31, 2024	As of September 30, 2023
United States	$567	$624
India	558	618
Total property and equipment, net	$1,125	$1,242

15.     Subsequent Events

On April 7, 2024, the Company entered into an Agreement and Plan of Merger Agreement (the “Merger Agreement”) with Mountain Parent, LLC, a Delaware limited liability company (“Parent”), and Mountain Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver (if waiver is permitted by applicable law) of the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent. Parent and Merger Sub are each affiliates of Vista Equity Partners. Pursuant to the terms of the Merger Agreement, at the effective time of the Merger and as a result of the Merger, among other things, each share of the Company’s common stock issued and outstanding immediately prior to the effective time (but excluding any cancelled shares and any dissenting shares) shall be cancelled and extinguished and automatically converted into and shall thereafter represent the right to receive an amount in cash equal to $30.00 per share, payable to the holder thereof, without interest and less any applicable withholding of taxes, in accordance with the Merger Agreement.

The Company’s Board of Directors unanimously determined the Merger Agreement and the transactions contemplated thereby (including the Merger) are fair to, advisable and in the best interests of the Company and its stockholders, approved and declared advisable the Merger Agreement and the transactions contemplated thereby (including the Merger), directed that the Merger Agreement be submitted to the stockholders of the Company for adoption, and resolved to recommend adoption of the Merger Agreement to the Company’s stockholders.

Either party may terminate the Merger Agreement if the Merger is not consummated on or before October 4, 2024. The Merger Agreement further provides that the Company shall be required to pay Parent a termination fee of approximately $43.2 million under certain specified circumstances.

The transaction is expected to close in mid-2024, subject to customary closing conditions and approvals.

The full text of the Merger Agreement is included as an exhibit to this Quarterly Report on Form 10-Q, and described in more detail in Item 1.01 of the Company’s Form 8-K filed with the SEC on April 8, 2024.

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

Pending Merger

On April 7, 2024, we entered into an Agreement and Plan of Merger Agreement (the “Merger Agreement”) with Mountain Parent, LLC, a Delaware limited liability company (“Parent”), and Mountain Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver (if waiver is permitted by applicable law) of the conditions set forth therein, Merger Sub will merge with and into Model N, with Model N continuing as the surviving corporation and a wholly owned subsidiary of Parent. Parent and Merger Sub are each affiliates of Vista Equity Partners. Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, and as a result of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time (but excluding any cancelled shares and any dissenting shares) shall be cancelled and extinguished and automatically converted into and shall thereafter represent the right to receive an amount in cash equal to

$30.00 per share, payable to the holder thereof, without interest and less any applicable withholding of taxes, in accordance with the Merger Agreement.

Our Board of Directors unanimously determined the Merger Agreement and the transactions contemplated thereby (including the Merger) are fair to, advisable and in the best interests of the Company and its stockholders, approved and declared advisable the Merger Agreement and the transactions contemplated thereby (including the Merger), directed that the Merger Agreement be submitted to the stockholders of the Company for adoption, and resolved to recommend adoption of the Merger Agreement to our stockholders.

Either party may terminate the Merger Agreement if the Merger is not consummated on or before October 4, 2024. The Merger Agreement further provides that we shall be required to pay Parent a termination fee of approximately $43.2 million under certain specified circumstances.

The transaction is expected to close in mid-2024, subject to customary closing conditions and approvals.

The description of the Merger Agreement throughout this Form 10-Q does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on April 8, 2024 and incorporated by reference as exhibit 2.1 hereto.

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

We believe that our ability to retain and expand our revenue generated from our existing customers is an indicator of the long-term value of our customer relationships and our potential future business opportunities. SaaS Net Dollar Retention uses the same SaaS ARR calculations to measure the percentage change in SaaS ARR from customers that are in the current period and the year-ago period. SaaS ARR that has been added from new customers that were not in the year-ago calculation is excluded from the SaaS Net Dollar Retention calculation. SaaS Net Dollar Retention has been reduced by any amount of churn for the customers that were in the year-ago period. Our SaaS Net Dollar Retention Rate will fluctuate in future periods due to a number of factors, including the level of SaaS ARR, the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. SaaS ARR and SaaS Net Dollar Retention should be viewed independently of revenue, deferred revenue, and remaining performance obligations, and are not intended to be a substitute for, or combined with, any of these items.

For the quarters ended March 31, 2024 and 2023, SaaS revenue was 53% and 50% of total revenue, respectively. For the quarter ended March 31, 2024, SaaS ARR was $139.1 million, which reflects a 11% year-over-year increase from $125.8 million for the quarter ended March 31, 2023. SaaS Net Dollar Retention decreased to 108% for the 12 months ended March 31, 2024 from 138% for the 12 months ended March 31, 2023. The main reason for SaaS Net Dollar Retention decrease was comparatively high growth in SaaS ARR in the prior period, 12 months ended March 31, 2023, due to an increase in SaaS transition deals.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023

	(in thousands)
Revenues
Subscription	$49,182	$44,925	$96,837	$89,139
Professional services	15,929	17,679	31,765	32,619
Total revenues	65,111	62,604	128,602	121,758
Cost of revenues
Subscription	16,833	16,121	33,544	31,727
Professional services	11,040	11,499	22,198	22,164
Total cost of revenues	27,873	27,620	55,742	53,891
Gross profit	37,238	34,984	72,860	67,867
Operating expenses
Research and development	12,588	12,403	25,268	25,167
Sales and marketing	15,157	14,222	29,117	27,199
General and administrative	12,118	11,481	23,767	22,172
Total operating expenses	39,863	38,106	78,152	74,538
Loss from operations	(2,625)	(3,122)	(5,292)	(6,671)
Interest expense	1,836	1,508	3,670	2,942
Loss on extinguishment of debt	—	29,493	$—	29,493
Interest income	$(3,842)	(1,789)	(7,382)	(3,089)
Other expenses (income), net	(10)	83	107	18
Loss before income taxes	(609)	(32,417)	(1,687)	(36,035)
Provision for income taxes	778	902	1,498	1,334
Net loss	$(1,387)	$(33,319)	$(3,185)	$(37,369)

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenues

	Three Months Ended March 31,
	2024		2023
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$49,182	76%	$44,925	72%	$4,257	9%
Professional services	15,929	24%	17,679	28%	(1,750)	(10)%
Total revenues	$65,111	100%	$62,604	100%	$2,507	4%

Subscription

Subscription revenues increased by $4.3 million, or 9%, to $49.2 million for the three months ended March 31, 2024 from $44.9 million for the same period last year. The increase in our subscription revenues was due primarily to increased SaaS revenue relating to an increase in subscriptions for our cloud-based solutions, but partially offset by declines in maintenance revenue relating to our on-premise solutions. The increase in subscriptions for our cloud-based solutions is primarily due to more existing customers transitioning to SaaS solutions and the acquisition of new customers. We intend to continue to focus on growing our recurring revenue from SaaS subscriptions in future periods. While we expect our subscription revenues to increase for fiscal year 2024, we expect maintenance revenue to continue to decline in fiscal year 2024 as we continue to transition our business model from on-premise to SaaS.

Professional services
Professional services revenues decreased by $1.8 million, or 10%, to $15.9 million for the three months ended March 31, 2024 from $17.7 million for the same period last year. The decrease in our professional services revenue was primarily driven by the decrease in number of professional service hours performed in the second quarter of fiscal year 2024.

Cost of Revenues

	Three Months Ended March 31,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$16,833	34%	$16,121	36%	$712	4%
Professional services	11,040	69%	11,499	65%	(459)	(4)%
Total cost of revenues	$27,873	43%	$27,620	44%	$253	1%

Subscription

Cost of subscription revenues increased by $0.7 million, or 4%, to $16.8 million during the three months ended March 31, 2024 from $16.1 million for the same period last year. The increase in cost of subscription primarily pertains to a $0.8 million increase in employee-related costs, which was partially offset by a $0.1 million decrease due to achieved cost efficiencies. As a percentage of subscription revenues, cost of subscription revenues decreased from 36% to 34% primarily due to achieved cost efficiencies.

Professional services
Cost of professional services revenues decreased by $0.5 million, or 4%, to $11.0 million during the three months ended March 31, 2024 from $11.5 million for the same period last year. The decrease in cost primarily pertains to a $0.5 million decrease in employee-related costs driven by an approximately 1% decrease in average headcount. As a percentage of professional services revenue, cost of professional services revenues increased from 65% to 69% primarily due to outside service costs and increased employee-related costs.

Operating Expenses

	Three Months Ended March 31,
	2024	2023	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$12,588	$12,403	$185	1%
Sales and marketing	15,157	14,222	935	7%
General and administrative	12,118	11,481	637	6%
Total operating expenses	$39,863	$38,106	$1,757	5%

Research and Development
Research and development expenses increased by $0.2 million, or 1%, to $12.6 million during the three months ended March 31, 2024 from $12.4 million for the same period last year. The increase in cost primarily pertains to a increase in employee-related costs compared to the same period last year.
Sales and Marketing
Sales and marketing expenses increased by $0.9 million, or 7%, to $15.2 million during the three months ended March 31, 2024 from $14.2 million for the same period last year. The increase was primarily due to a $1.1 million increase in employee-related costs primarily driven by an approximately 1% increase in average headcount, partially offset by a $0.1 million decrease in marketing expenses and $0.1 million decrease in equipment and related expenses.
General and Administrative
General and administrative expenses increased by $0.6 million, or 6%, to $12.1 million during the three months ended March 31, 2024 from $11.5 million for the same period last year. The increase was primarily due to a $0.9 million increase in employee-related costs, a $0.5 million increase in outside service costs, a $0.1 million increase in equipment and related costs, partially offset by a $0.9 million decrease in office and other operating expenses compared to the same period last year.

Interest and Other (Income) Expense

	Three Months Ended March 31,
	2024	2023	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense	$1,836	$1,508	$328	22%
Loss on extinguishment of debt	—	29,493	(29,493)	—%
Interest income	(3,842)	(1,789)	(2,053)	115%
Other expense (income), net	(10)	83	(93)	(112)%

Interest expense increased by $0.3 million to $1.8 million during the three months ended March 31, 2024, from $1.5 million for the same period last year. The increase was primarily driven by a $0.2 million increase in interest expense and $0.1 million increase in amortization expenses of debt issuance costs on account of issuance of the 2028 Notes in March 2023.

The Company repurchased the 2025 Notes approximately $138.0 million in aggregate principal amount for $165.2 million during the three months ended March 31, 2023 and incurred $29.5 million loss on extinguishment of debt. See Note 8 to the Notes to Condensed Consolidated Financial Statements. No such transaction was entered during the three months ended March 31, 2024.

Interest income increased by $2.1 million to $3.8 million during the three months ended March 31, 2024, from $1.8 million for the same period last year. The increase was primarily due to increased marketable securities portfolio and higher interest rate in the year 2024 compared to the year 2023.

The change in other expense (income), net, was primarily due to foreign currency fluctuations.

Provision for Income Taxes

	Three Months Ended March 31,
	2024	2023	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for income taxes	$778	$902	$(124)	(14)%

The income tax provision for the three months ended March 31, 2024 and 2023 was primarily related to foreign taxes on our profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the acquisition.

Comparison of the Six Months Ended March 31, 2024 and 2023
Revenues

	Six Months Ended March 31,
	2024		2023
	Amount	% of Total Revenues	Amount	% of Total Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Revenues
Subscription	$96,837	75%	$89,139	73%	$7,698	9%
Professional services	31,765	25%	32,619	27%	$(854)	(3)%
Total revenues	$128,602	100%	$121,758	100%	$6,844	6%

Subscription

Subscription revenues increased by $7.7 million, or 9%, to $96.8 million for the six months ended March 31, 2024 from $89.1 million for the same period last year. The increase in our subscription revenues was due primarily to increased SaaS revenue relating to an increase in subscriptions for our cloud-based solutions, but partially offset by declines in maintenance revenue relating to our on-premise solutions and term licenses. The increase in subscriptions for our cloud-based solutions is primarily due to more existing customers transitioning to SaaS and new customers. We intend to continue to focus on growing our recurring revenue from SaaS subscriptions in future periods. While we expect our subscription revenues to increase for fiscal year 2024, we expect maintenance revenue to continue to decline in fiscal year 2024 as we continue to transition our business model.

Professional services

Professional services revenues decreased by $0.9 million, or 3%, to $31.8 million for the six months ended March 31, 2024 from $32.6 million for the same period last year. The decrease in our professional services revenues was due to the decrease in professional service hours during the six months ended March 31, 2024.

Cost of Revenues

	Six Months Ended March 31,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues	Change ($)	Change (%)

	(in thousands, except percentages)
Cost of revenues
Subscription	$33,544	35%	$31,727	36%	$1,817	6%
Professional services	22,198	70%	22,164	68%	$34	—%
Total cost of revenues	$55,742	43%	$53,891	44%	$1,851	3%

Subscription
Cost of subscription revenues increased by $1.8 million, or 6%, to $33.5 million during the six months ended March 31, 2024 from $31.7 million for the same period last year. The increase in cost primarily pertains to employee-related costs including stock-based compensation driven by an approximately 1% increase in average headcount, cloud hosting and related services and outside service costs but partially offset by a $0.3 million decrease in amortization of intangibles. As a percentage of subscription revenues, cost of subscription revenues decreased from 36% to 35% during the six months ended March 31, 2024 primarily due to improved cost efficiency.

Professional services
Cost of professional services revenues increased by $0.03 million, or 0.2%, to $22.2 million during the six months ended March 31, 2024 from $22.2 million for the same period last year. The increase in cost primarily pertains to employee-related costs including stock-based compensation. As a percentage of professional services revenue, cost of professional services revenues increased from 68% to 70% primarily due to employee-related costs.

Operating Expenses

	Six Months Ended March 31,
	2024	2023	Change ($)	Change (%)

	(in thousands, except percentages)
Operating expenses
Research and development	$25,268	$25,167	$101	—%
Sales and marketing	29,117	27,199	1,918	7%
General and administrative	23,767	22,172	1,595	7%
Total operating expenses	$78,152	$74,538	$3,614	5%

Research and Development
Research and development expenses increased by $0.1 million, or 0.4%, to $25.3 million during the six months ended March 31, 2024 from $25.2 million for the same period last year. The increase was primarily due to a $0.8 million increase in outside service costs, partially offset by a $0.7 million decrease in outside service cost and other operating expenses.
Sales and Marketing
Sales and marketing expenses increased by $1.9 million, or 7%, to $29.1 million during the six months ended March 31, 2024 from $27.2 million for the same period last year. The increase was primarily due to a $2.4 million increase in employee-related costs including stock-based compensation driven by an approximately 9% increase in average headcount, partially offset by a $0.3 million decrease in travel and entertainment expenses, and a $0.2 million decrease in marketing program and other operating expense.
General and Administrative
General and administrative expenses increased by $1.6 million, or 7%, to $23.8 million during the six months ended March 31, 2024 from $22.2 million for the same period last year. The increase in expenses primarily pertains to increases in employee-related costs of $1.5 million, including stock-based compensation driven by an approximately 1% increase in average headcount, a $1.2 million increase in outside services cost, partially offset by $1.1 million decrease in office and related operating expenses.

Interest and Other Expenses (Income), Net

	Six Months Ended March 31,
	2024	2023	Change ($)	Change (%)

	(in thousands, except percentages)
Interest expense	$3,670	$2,942	$728	25%
Loss on extinguishment of debt	—	29,493	(29,493)	—%
Interest income	(7,382)	(3,089)	(4,293)	139%
Other expenses (income), net	107	18	89	494%

Interest expense increased by $0.7 million to $3.7 million during the six months ended March 31, 2024, from $2.9 million for the same period last year. The increase was primarily driven by a $0.5 million increase in interest expense and $0.2 million increase in amortization expenses of debt issuance costs on account of issuance of the 2028 Notes in March 2023.

Interest income increased by $4.3 million to $7.4 million during the six months ended March 31, 2024, from $3.1 million for the same period last year. The increase was primarily due to increased marketable securities portfolio and higher interest rate in the year 2024 compared to the year 2023.

The Company repurchased the 2025 Notes approximately $138.0 million in aggregate principal amount for $165.2 million during the three months ended March 31, 2023 and incurred $29.5 million loss on extinguishment of debt. See Note 8 to the Notes to Condensed Consolidated Financial Statements. No such transaction was entered during the three months ended March 31, 2024.

The change in other expense (income), net, was primarily due to foreign currency fluctuations.

Provision for Income Taxes

	Six Months Ended March 31,
	2024	2023	Change ($)	Change (%)

	(in thousands, except percentages)
Provision for income taxes	$1,498	$1,334	$164	12%

The income tax provision for the six months ended March 31, 2024 and 2023 was primarily related to foreign taxes on our profitable foreign operations, foreign withholding taxes on dividends, and deferred taxes on goodwill resulting from the acquisition.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $334.6 million. Based on our future expectations, including the potential ability to raise cash through additional financing, and historical usage, we believe our current cash and cash equivalents are sufficient to meet our operating needs including principal payments related to our debt for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support research and development efforts, expansion of our business and capital expenditures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may elect to raise additional capital through the sale of additional equity or debt securities, obtain a credit facility or sell certain assets. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock and terms of any debt could impose restrictions on our operations. The sale of additional equity or additional convertible debt securities could result in more dilution to our stockholders and additional financing may not be available in amounts or on terms acceptable to us. We may also seek to invest in, or acquire complementary businesses or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. As market conditions warrant, we may, from time to time, repurchase our outstanding debt securities in the open market, in privately negotiated transactions, by tender offer, by exchange transaction or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material.

Cash Flows

	Six Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$30,990	$(6,150)
Cash flows used in investing activities	(339)	(106)
Cash flows used in financing activities	2,543	83,013

Operating Activities
Cash provided by operating activities is primarily influenced by the sales of our products, our personnel-related expenditures, our facility related costs and the amount and timing of customer payments. Our largest source of operating cash inflow is cash collections from our customers from the sale of subscriptions and professional services.
Net cash provided by operating activities during the six months ended March 31, 2024 was primarily the result of a net loss of $3.2 million, adjusted for non-cash charges of $29.7 million and net cash inflows of $4.4 million from changes in operating assets and liabilities. Non-cash expenses consisted primarily of stock-based compensation of $22.2 million, depreciation and amortization of $3.8 million, amortization of debt issuance costs of $0.8 million, and amortization of capitalized contract acquisition costs of $2.6 million. The net change in operating assets and liabilities primarily reflects an outflow from accounts receivable of $17.5 million due to timing of billing and cash collection, accrued employee compensation of $0.4 million, the changes in other current and long-term liabilities of $5.1 million, partially offset by inflow from accounts payable of $0.6 million, deferred revenue of $20.5 million caused by timing of billing, and prepaid expenses and other assets of $6.3 million.
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

Investing Activities
Net cash used in investing activities for the six months ended March 31, 2024 and 2023 was primarily related to purchases of property and equipment.

Financing Activities
Net cash provided by financing activities for the six months ended March 31, 2024 was primarily due to proceeds from our employee stock purchase plan, and decrease in funds held for customers.
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

The following tables provide a reconciliation of adjusted EBITDA to net loss (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Reconciliation of Adjusted EBITDA
Net loss	$(1,387)	$(33,319)	$(3,185)	$(37,369)
Adjustments
Stock-based compensation expense	11,622	10,362	22,187	20,767
Depreciation and amortization	1,856	1,989	3,816	4,262
Interest expense	1,836	1,508	3,670	2,942
Loss on extinguishment of debt	—	29,493	—	29,493
Interest income	(3,842)	(1,789)	(7,382)	(3,089)
Other expenses (income), net	(10)	83	107	18
Provision for income taxes	778	902	1,498	1,334
Adjusted EBITDA	$10,853	$9,229	$20,711	$18,358

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our exposure to market risks from that discussed in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2023.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of our business activities. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. As of March 31, 2024, it was not reasonably possible that any material loss had been incurred. We review these matters at least quarterly and adjust our accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events.

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
Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at-length below. These risks include, among other things, the following:
•We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, results of operations and financial condition and negatively impact the price of our common stock.
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
•We may be unable to achieve our growth targets, which could result in a decline of our stock price.
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

Risks Related to the Proposed Merger

We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, results of operations and financial condition and negatively impact the price of our common stock.

The Merger is subject to the satisfaction of a number of conditions beyond our control, including receiving stockholder approval and other customary closing conditions. Failure to satisfy the conditions to the Merger could prevent or delay the completion of the Merger. Further, regulators may impose conditions, obligations or restrictions on the Merger that may have the effect of delaying or preventing its completion. If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, operating results, and stock price, and our stockholders would be exposed to additional risks, including, but not limited to:

•to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, the market price of our common stock could decrease if the Merger is not completed;
•investor confidence in us could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and our operating results may be adversely impacted due to costs incurred in connection with the Merger;
•we have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated;
•any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with customers, suppliers, partners and employees, may continue or intensify in the event the Merger is not consummated or is significantly delayed; and
•the requirement that we pay a termination fee under certain circumstances.

In addition, the efforts and costs to satisfy the closing conditions of the Merger may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations. Any significant diversion of management’s attention away from ongoing business and difficulties encountered in the Merger process could have a material adverse effect on our business, results of operations and financial condition.

There also is no assurance that the Merger and the other transactions contemplated by the Merger Agreement will occur on the terms and timeline currently contemplated or at all.

We currently expect the Merger to close in mid-2024, subject to customary closing conditions and approvals. If the proposed Merger is delayed or not completed, the price of our common stock may decline, including to the extent that the current market price of our common stock reflects an assumption that the Merger and the other transactions contemplated by the Merger Agreement will be consummated without further delays, which could have a material adverse effect on our business, results of operations and financial condition. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available cash that would have otherwise been available for other uses.

If the Merger Agreement is terminated, in certain circumstances, we could be required to pay a termination fee of up to $43.2 million. In such event, we would be required to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price of our common stock.

We are subject to various uncertainties while the Merger is pending, which could have a material adverse effect on our business, results of operations and financial condition.

Uncertainty about the pendency of the Merger and the effect of the Merger on employees, customers and other third parties who deal with us may have a material adverse effect on our business, results of operations and financial condition. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause customers and other third parties who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, all of which could have a material adverse effect on our business, results of operations, financial condition and market price of our common stock.

While the Merger Agreement is in effect, we are subject to certain interim covenants.

The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the Merger, and subjects us to customary interim operating covenants that restrict us from taking certain specified actions until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what Parent has agreed to pay pursuant to the Merger Agreement.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than Parent. Under the Merger Agreement, we will become subject to customary “no-shop” restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide information to, and participate in discussions and engage in negotiations with, third parties regarding any alternative acquisition proposals, subject to a customary “fiduciary out” provision. These restrictions, including the added expense of the termination fees that may become payable by us in certain circumstances, might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per share value than the consideration payable in the Merger pursuant to the Merger Agreement.

We and our directors and officers may be subject to lawsuits relating to the Merger.

Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no material order preventing or materially delaying the consummation of the Merger shall have been issued by any court. Consequently, if any such lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.

We will continue to incur substantial transaction-related costs in connection with the Merger.

We have incurred significant legal, advisory and financial services fees in connection with Merger. We have incurred, and expect to continue to incur, additional costs in connection with the satisfaction of the various conditions to closing of the Merger, including seeking approval from our stockholders and from applicable regulatory agencies. If there is any delay in the consummation of the Merger, these costs could increase significantly.

Efforts to complete the Merger could disrupt our relationships with third parties and employees, divert management’s attention, or result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.

We have expended, and continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business and operations. Uncertainty regarding the outcome of the Merger and our future could disrupt our business relationships with our existing and potential customers, suppliers, vendors and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. Uncertainty regarding the outcome of the Merger could also adversely affect our ability to recruit and retain key personnel and other employees. The pendency of the Merger may also result in negative publicity and a negative impression of us in the financial markets, and may lead to litigation against us and our directors and officers. Such litigation would be distracting to management and, may, in the future, require us to incur significant costs. Such litigation could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from becoming effective. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.

If the Merger is consummated, our stockholders will not be able to participate in any further upside to our business.

If the Merger is consummated, each share of our common stock will automatically be converted into the right to receive $30.00 in cash without interest and less any applicable withholding of taxes. Our stockholders will not receive any equity interests of Parent. As a result, if our business following the Merger performs well, our current stockholders will not receive any additional consideration and will therefore not receive any benefit from the future performance of our business.

Risks Related to Our Financial Condition

We have incurred losses in the past, and we may not be profitable in the future.
We have incurred net losses of $3.2 million and $37.4 million for the six months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $300.0 million. Our expenses may increase in future periods as we implement additional initiatives designed to grow our business, including, among other things, increasing sales to existing customers, expanding our customer base, introducing new applications, enhancing existing solutions, extending into the mid-market, and continuing to penetrate the technology industry. Increased operating expenses related to personnel costs such as salary, bonus, commissions and stock-based compensation as well as third-party contractors, travel-related expenses and marketing programs may also increase our expenses in future periods. In the near-term, our revenues may not be sufficient to offset increases in operating expenses, and we expect that we will incur losses. Additionally, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. We cannot assure investors that we will obtain and maintain profitability in the future. Any failure to return to profitability may materially and adversely affect our business, results of operations and financial condition.
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
•our ability to achieve our mid- and long-term growth targets;
•our ability to drive bookings growth as we complete our SaaS transition;
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
We may be unable to achieve our growth targets, which could result in a decline of our stock price.
From time to time, we share growth targets. These growth targets are inherently uncertain and subject to a number of execution risks, including our ability to grow our bookings as we complete our SaaS transition and pivot to sales to new customers and expanding sales to existing customers, inconsistent results and timing in achieving sales to new customers, customer spending fatigue following the SaaS transition, and our ability to carry over professional services from SaaS transition to non-SaaS transition offerings. In addition, we believe inorganic growth through acquisitions is important to expanding our product offerings, increasing our market and adding scale, which may be challenging to pursue as a small public company and may result in near-term execution risk and stock price volatility. To achieve our growth targets, we believe we would need to significantly increase non-Saas transitions bookings and backfill professional services related to SaaS transition through consistent new customer sales, expanding sales to existing customers by upselling and cross selling, and successfully selling professional services not attached to SaaS transition, none of which we may be able to achieve quickly or sufficiently enough to achieve our growth targets. If we are unable to successfully achieve our growth targets, our stock price may decline.
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
As of March 31, 2024, the outstanding aggregate principal amount of the 2025 Notes and the 2028 Notes were $34.5 million, and $253 million, respectively. We may also incur additional indebtedness in the future to meet future financing needs. Our current indebtedness and any future occurrence of additional significant indebtedness could have adverse consequences, including the following:
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
We expect that many investors in our notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the notes. Investors would typically implement such a strategy by selling short the common stock underlying the notes and dynamically adjusting their short position while continuing to hold the notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock. The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit” Down program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the notes to effect short sales of our common stock, borrow our common stock or enter into swaps on our common stock could adversely affect the trading price and the liquidity of our notes.

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

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications
On April 8, 2024, Kim DeCarlis, a member of our Board of Directors, terminated a 10b5‑1 sales plan (the “DeCarlis 10b5‑1 Plan”) intended to satisfy the affirmative defense of Rule 10b5‑1(c) under the Exchange Act. The DeCarlis 10b5‑1 Plan was intended to be in effect from March 14, 2024 until the earlier of (1) December 16, 2024 and (2) the date on which an aggregate of 2,000 shares of the Company’s common stock were sold under the DeCarlis 10b5‑1 Plan.
On April 10, 2024, Chris Lyon, our Chief Revenue Officer, terminated a 10b5‑1 sales plan (the “Lyon 10b5‑1 Plan”) intended to satisfy the affirmative defense of Rule 10b5‑1(c) under the Exchange Act. The Lyon 10b5‑1 Plan was intended to be in effect from March 14, 2024 to February 28, 2025, under which up to a maximum of 66,1641,2 shares of the Company’s common stock could have been sold.
On April 8, 2024, Laura Selig, our Chief People Officer, terminated a 10b5‑1 sales plan (the “Selig 10b5‑1 Plan”) intended to satisfy the affirmative defense of Rule 10b5‑1(c) under the Exchange Act. The Selig 10b5‑1 Plan was intended to be in effect from March 14, 2024 to A, 2024, under which up to a maximum of 18,9441,2 shares of the Company’s common stock could have been sold.
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

Item 6.	Exhibits
    The following documents are filed as Exhibits to this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger, dated April 7, 2024, by and among Model N, Inc., Mountain Parent, LLC, and Mountain Merger Sub, Inc.	8-K	001-35840	2.1	4/8/2024
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Model N will furnish copies of any such schedules to the SEC upon request.
**	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 7, 2024

MODEL N INC.

By:	/s/ John Ederer
John Ederer
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)